Form 10-Q
period 1995-03-31
MESA ROYALTY TRUST/TX
filed 1995-05-15
CIK 313364

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ___________

                        COMMISSION FILE NUMBER 1-7884

                              MESA ROYALTY TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                         74-6284806
     (STATE OF INCORPORATION                             (I.R.S. EMPLOYER
         OR ORGANIZATION)                              IDENTIFICATION NO.)

             TEXAS COMMERCE BANK
             NATIONAL ASSOCIATION
           CORPORATE TRUST DIVISION
               712 MAIN STREET
                HOUSTON, TEXAS                                  77002
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                (713) 216-5100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of May 10, 1995 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                                 (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1995           1994
                                       -------------  -------------
Royalty income.......................  $   2,102,914  $   2,362,870
Interest income......................         23,962         16,386
General and administrative
  expenses...........................         (7,533)        (6,174)
                                       -------------  -------------
    Distributable income.............  $   2,119,343  $   2,373,082
                                       -------------  -------------
                                       -------------  -------------
    Distributable income per unit....  $      1.1372  $      1.2734
                                       -------------  -------------
                                       -------------  -------------

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         MARCH 31,      DECEMBER 31,
                                            1995            1994
                                        ------------    ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  2,095,381    $  1,244,208
Interest receivable..................         23,962          13,859
Net overriding royalty interest in
  oil and gas properties.............     42,498,034      42,498,034
Accumulated amortization.............    (21,160,549)    (20,515,993)
                                        ------------    ------------
                                        $ 23,456,828    $ 23,240,108
                                        ------------    ------------
                                        ------------    ------------
    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  2,119,343    $  1,258,067
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     21,337,485      21,982,041
                                        ------------    ------------
                                        $ 23,456,828    $ 23,240,108
                                        ------------    ------------
                                        ------------    ------------

 (The accompanying notes are an integral part of these financial statements.)

                              MESA ROYALTY TRUST

                    STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                            1995            1994
                                       --------------  --------------
Trust corpus, beginning of period....  $   21,982,041  $   24,250,937
    Distributable income.............       2,119,343       2,373,082
    Distributions to unitholders.....      (2,119,343)     (2,373,082)
    Amortization of net overriding
      royalty interest...............        (644,556)       (826,957)
                                       --------------  --------------
Trust corpus, end of period..........  $   21,337,485  $   23,423,980
                                       ==============  ==============

 (The accompanying notes are an integral part of these financial statements.)

                                      2

                              MESA ROYALTY TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

    The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). MarkWest Energy Partners, Ltd. and Red Willow Production Company are referred to collectively herein as "MarkWest". On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. The Hugoton Royalty Properties are operated by Mesa Operating Co., a subsidiary of MESA Inc., and MESA Inc.'s interest in such properties is owned by Hugoton Capital Limited Partnership, another MESA Inc. subsidiary. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado were operated by MarkWest for periods prior to October 26, 1994 and by Amoco for periods beginning on or after such date. As used in this report, the term "Mesa" generally refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, MarkWest refers to the operator of the Colorado San Juan Basin Royalty Properties prior to October 26, 1994 and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties on or after October 26, 1994, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2 -- BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association (Trustee) in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1994 Annual Report on Form 10-K.

    The Mesa Royalty Trust Indenture was amended in 1985, the effect of which was an overall reduction of approximately 88.56% in the size of the Trust; therefore, the Trust is now entitled each month to receive 90% of 11.44% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owners from sales of oil and gas from the Royalty Properties over operating and capital costs incurred.
                                      3

                              MESA ROYALTY TRUST
                 NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 (UNAUDITED)

    The financial statements of the Trust are prepared on the following basis:

        (a) Royalty income recorded for a month is the amount computed and paid by the working interest owners to the Trustee for such month rather than either the value of a portion of the oil and gas produced by the working interest owners for such month or the amount subsequently determined to be the Trust's proportionate share of the net proceeds for such month;

        (b) Interest income, interest receivable, and distributions payable to unitholders include interest to be earned from the balance sheet date through the next distribution date;

        (c) Trust administration expenses are recorded in the month they accrue;

        (d) Amortization of the net overriding royalty interests, which is calculated on a unit-of-production basis, is charged directly to trust corpus since such amount does not affect distributable income; and

        (e) Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such other day as the Trustee determines is required to comply with legal or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

    This basis for reporting royalty income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with generally accepted accounting principles in several respects. Under such principles, royalty income for a month would be based on net proceeds for such month without regard to when calculated or received and interest income would include interest earned during the period covered by the financial statements and would exclude interest from the period end to the date of distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
                                 (UNAUDITED)

    Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carry forward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

                                                      THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------
                                                   1995                           1994
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   2,128,678    $  748,126    $   2,721,174    $  494,292
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......        (28,957)      --               (97,613)      --
    Operating costs..................       (690,566)      (46,117)        (710,102)      (37,705)
    Interest on cost carry forward...         (8,250)      --                (7,176)      --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   1,400,905    $  702,009    $   1,906,283    $  456,587
                                       =============   ============   =============   ============
Average sales price..................  $        1.58    $    11.20    $        1.96    $     9.75
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        882,461        62,814          970,270        46,943
                                       =============   ============   =============   ============

- ---------
(1) Gross Proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin Properties are net of a volumetric in kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carry forward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carry forward resulting from the Fruitland Coal drilling program was $471,923 and $407,986 at March 31, 1995 and March 31, 1994,
    respectively. The cost carry forward at March 31, 1995 and 1994 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

    The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 1995 was $2,119,343, representing $1.1372 per unit, compared to $2,373,082, representing $1.2734 per unit, in the first quarter of 1994. Based on 1,863,590 units outstanding for the quarters ended March 31, 1995 and 1994, respectively, the per unit distributions were as follows:

                                          1995        1994
                                       ----------  ----------
January..............................  $    .3334  $    .3248
February.............................       .4520       .4523
March................................       .3518       .4963
                                       ----------  ----------
                                       $   1.1372  $   1.2734
                                       ==========  ==========
HUGOTON FIELD

    Mesa's principal natural gas purchaser in the Hugoton field is Western Resources, Inc., previously the Kansas Power and Light Company ("WRI"). Mesa sells gas from the Hugoton field to WRI pursuant to a contract entered into effective January 1, 1990 (the "WRI Contract"). The WRI Contract will automatically terminate on May 31, 1995, and Mesa has advised the Trust that commencing June 1, 1995 gas previously subject to the WRI Contract will be sold under short-term contracts at market clearing prices to multiple purchasers including WRI.

    The WRI Contract provides for WRI to purchase from 12.7 to 19.5 billion cubic feet of gas per year (approximately 1.3 to 2.0 billion cubic feet of gas per year net to the Trust subject to the effect of operating expenses and capital costs) at market prices for a total of at least 92.4 billion cubic feet of gas (approximately 10 billion cubic feet of gas net to the Trust subject to the effect of operating expenses and capital costs) during the term of the agreement as amended. Under the WRI Contract, WRI pays market clearing prices as determined monthly based on a price index published by a third party. The WRI Contract also contains take-or-pay provisions requiring WRI to purchase and receive, or pay for if not taken, 85% of the nominated contract quantities during each seasonal period. The WRI Contract provides WRI with a limited right during the term of such contract to make up any volumes previously paid for but not received, PROVIDED that WRI is already taking 100% of volumes nominated and deliverabilities are in excess of the then current allowable amounts of production. WRI also has certain additional make-up rights during the one-year period following termination of the WRI Contract. With respect to gas that is the subject of make-up rights, WRI is required to pay the higher of (i) a market clearing price determined by reference to prices in effect when the make-up obligation is incurred or (ii) a market clearing price determined by reference to prices in effect when the make-up gas is taken. It is anticipated that WRI will incur a take-or-pay deficiency of approximately 2.0 billion cubic feet of gas for the seasonal period ending May 31, 1995 and that WRI will pay Mesa for such deficiency during the second quarter of 1995. Mesa expects that WRI will make up such deficiency during the second and third quarters of 1995 although contractually WRI has the right to make up such deficiency at any time during the one-year period ending May 31, 1996. The Trust will receive its proportionate share of any take-or-pay money received from WRI by Mesa when WRI makes up the gas. Any available gas not taken by WRI may be sold by Mesa to third parties. During the first quarter of 1995, Mesa sold certain volumes of gas not taken by WRI to third parties under short-term contracts at market clearing prices. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 1995 compared
                                      6

to the first quarter of 1994. In addition, under the WRI Contract, WRI agreed to provide certain transportation services and Mesa agreed to pay certain capital costs and transportation charges. In June 1994, Mesa entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five contract years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to Mesa at the inlet of the Satanta Plant. Mesa will pay WRI a fee of $0.06 per Mcf, escalating 4% annually beginning June 1, 1996.

    Royalty income attributable to the Hugoton Royalty decreased to $1,534,706 in the first quarter of 1995, from $1,746,784 in the first quarter of 1994 primarily due to decreased gas production and lower prices received for production of natural gas from the Hugoton Royalty Properties. The average price received in the first quarter of 1995 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $1.64 per Mcf and $11.11 per barrel, respectively, compared to $1.96 per Mcf and $9.68 per barrel, respectively, in the first quarter of 1994. Net production attributable to the Hugoton Royalty was 569,902 Mcf of natural gas and 54,524 barrels of natural gas liquids in the first quarter of 1995 as compared to 692,962 Mcf of natural gas and 40,142 barrels of natural gas liquids in the first quarter of 1994.

    Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1995 through September 30, 1995, at 244 billion cubic feet of gas, compared with 240 billion cubic feet of gas during the same period last year.

    The KCC held hearings from August 1992 to September 1993 to consider regulatory changes to the manner in which fieldwide allowables are allocated among individual wells within the Hugoton field. Specifically, the KCC considered proposals from various producers to amend calculations of well deliverability, the allocation of allowables based on acreage and infill wells and the makeup of underages. On February 2, 1994, the KCC issued an order that was substantially effective as of April 1, 1994. Under the order, the Hugoton Royalty Properties' percentage of the field and the total allowable assigned to the wells was increased. Mesa estimates that the gross allowable production from the Hugoton Royalty Properties in 1995 will be 44 billion cubic feet of gas, an increase of approximately five percent over 1994 production. This anticipated production increase is primarily attributable to the increased field allowables and the regulatory changes discussed above. These regulatory changes significantly increased the Hugoton Royalty Properties' share of the field allowable after having been restricted by the KCC.

    In the first quarter of 1995, MESA Inc. informed the Trust that it began a sealed bid auction process to sell all or a portion of its interests in the Hugoton field, including the Hugoton Royalty Properties. Upon any sale of the Hugoton Royalty Properties, it is expected that the purchaser may replace Mesa as the operator of the properties, the properties would continue to be burdened by the Royalty, and the Trust, in general, would continue to operate without change.

SAN JUAN BASIN

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $568,208 during the first quarter of 1995 as compared with royalty income of $616,086 in the first quarter of 1994. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the first quarter of 1995 or 1994, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production

                                      7

attributable to the San Juan Basin Royalty was 312,559 Mcf of natural gas and 8,290 barrels of natural gas liquids in the first quarter of 1995, compared to 277,308 Mcf of natural gas and 6,801 barrels of natural gas liquids in the first quarter of 1994. The average price received in the first quarter of 1995 for natural gas sold from the San Juan Basin was $1.51 per Mcf, compared to $1.95 per Mcf during the same period in 1994.

    The Trust's interest in the San Juan Basin was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 20% of the Trust's reserves. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

    In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that it operates 40 (22.9 net) Fruitland Coal wells on Trust properties. Of such wells, 37 (21.7 net) are producing at a combined rate of 66.3 (35.8 net) MMcf per day.

    The gas that is currently being produced from the San Juan Basin Royalty Properties is being sold primarily on the spot market. Conoco has advised the Trust that it will also consider selling some of the gas produced from these wells pursuant to longer term contracts at spot market prices.

    Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Internal Revenue Code of 1986, as amended. The Trust believes that such tax credits should be available to Trust unitholders on their individual tax returns.

                         PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

<CAPTIONS>
                                                                                             SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION         EXHIBIT
                                                                                               NUMBER            NUMBER
                                                                                            -------------        -------
     4(a)     *       Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated November 1,
                      1979...............................................................   2-65217                1(a)
     4(b)     *       Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
                      Commerce Bank, as Trustee, dated November 1, 1979..................   2-65217                1(b)
     4(c)      *      First Amendment to the Mesa Royalty Trust Indenture dated as of
                      March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December
                      31, 1984 of Mesa Royalty Trust)....................................    1-7884                4(c)

                                      8
                                                                                            -------------      -------
     4(d)     *       Form of Assignment of Overriding Royalty Interest, effective April
                      1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended
                      December 31, 1984 of Mesa Royalty Trust)...........................    1-7884                4(d)
     4(e)      *      Purchase and Sale Agreement, dated March 25, 1991, by and among
                      Mesa Limited Partnership, Mesa Operating Limited Partnership and
                      Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for
                      year ended December 31, 1991 of Mesa Royalty Trust)................    1-7884                4(e)
    10(b)     *       Peaking Period Gas Purchase Agreement dated July 27, 1987, between
                      Mesa Operating Limited Partnership and Kansas Power and Light
                      Company (Exhibit 10(b) to Form 10-K for year ended December 31,
                      1987 of Mesa Royalty Trust)........................................    1-7884               10(b)
    10(c)      *      Letter Agreement dated December 21, 1987, between Mesa Operating
                      Limited Partnership and Kansas Power and Light Company (Exhibit
                      10(c) to Form 10-K for year ended December 31, 1987 of Mesa Royalty
                      Trust).............................................................    1-7884               10(c)
    10(d)     *       Letter Agreement dated July 21, 1988, between Mesa Operating
                      Limited Partnership and Kansas Power and Light Company, amending the July 27, 1987 Peaking Period Gas Purchase Agreement (Exhibit
                      10(d) to Form 10-K for year ended December 31, 1988 of Mesa Royalty
                      Trust).............................................................    1-7884               10(d)
    10(e)      *      Gas Purchase Contract, dated as of January 1, 1990, between Mesa
                      Operating Limited Partnership, Seller and the Kansas Power & Light
                      Company, Buyer, (Exhibit 19(a) to Form 10-Q for quarter ended June
                      30, 1989 of Mesa Royalty Trust)....................................    1-7884               19(a)
    10(f)      *      Amendment No. 3 to Hugoton (MTR) Gas Purchase Contract, dated
                      December 19, 1991, by and between Hugoton Capital Limited
                      Partnership, as partial successor in interest to Mesa Operating
                      Limited Partnership, and the Kansas Power and Light Company
                      (Exhibit 10(f) to Form 10-K for year ended December 31, 1991 of
                      Mesa Royalty Trust)................................................    1-7884               10(f)
    10(g)      *      Amendment No. 1 to Settlement and Interim Release Agreement, dated
                      December 19, 1991, by and between Hugoton Capital Limited
                      Partnership, as partial successor in interest to Mesa Operating
                      Limited Partnership, and the Kansas Power and Light Company
                      (Exhibit 10(g) to Form 10-K for year ended December 31, 1991 of
                      Mesa Royalty Trust)................................................    1-7884               10(g)
    10(h)             Gas Transportation Agreement dated as of June 14, 1994 by and between Mesa Operating Co. and Western Resources, Inc..............
    27                Financial Data Schedule

    (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 1995.

                                      9

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                                    TEXAS COMMERCE BANK
                                          By      NATIONAL ASSOCIATION
                                                         TRUSTEE

                                          By        MICHAEL J. ULRICH
                                                    MICHAEL J. ULRICH
                                              VICE PRESIDENT & TRUST OFFICER

Date:  May 12, 1995

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                 EXHIBIT INDEX

    Exhibit No.                              Description
    -----------                              -----------
    10(h) Gas Transportation Agreement dated as of June 14, 1994 by and between Mesa Operating Co. and Western Resources,
                      Inc..............

    27                Financial Data Schedule