Form 10-Q
period 1995-06-30
MESA ROYALTY TRUST/TX
filed 1995-08-11
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1995

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

    As of August 10, 1995 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                     ---------------------------     ---------------------------
                                        1995            1994            1995            1994
                                     -----------     -----------     -----------     -----------
Royalty income ..................    $ 1,442,140     $ 1,831,285     $ 3,545,054     $ 4,194,155
Interest income .................         17,815          17,261          41,777          33,647
General and administrative
  expenses ......................        (35,324)         (9,143)        (42,857)        (15,317)
                                     -----------     -----------     -----------     -----------
    Distributable income ........    $ 1,424,631     $ 1,839,403     $ 3,543,974     $ 4,212,485
                                     ===========     ===========     ===========     ===========
    Distributable income per unit    $     .7645     $     .9870     $    1.9017     $    2.2604
                                     ===========     ===========     ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                  JUNE 30,         DECEMBER 31,
                                                    1995              1994
                                                 ------------      ------------
                                                 (UNAUDITED)
               ASSETS
Cash and short-term investments ............     $  1,406,816      $  1,244,208
Interest receivable ........................           17,815            13,859
Net overriding royalty interest in
  oil and gas properties ...................       42,498,034        42,498,034
Accumulated amortization ...................      (21,715,129)      (20,515,993)
                                                 ------------      ------------
                                                 $ 22,207,536      $ 23,240,108
                                                 ============      ============
    LIABILITIES AND TRUST CORPUS
Distributions payable ......................     $  1,424,631      $  1,258,067
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding) ..............       20,782,905        21,982,041
                                                 ------------      ------------
                                                 $ 22,207,536      $ 23,240,108
                                                 ============      ============

 (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                      -----------------------------     -----------------------------
                                          1995             1994             1995             1994
                                      ------------     ------------     ------------     ------------
Trust corpus, beginning of period     $ 21,337,485     $ 23,423,980     $ 21,982,041     $ 24,250,937
    Distributable income .........       1,424,631        1,839,403        3,543,974        4,212,485
    Distributions to unitholders .      (1,424,631)      (1,839,403)      (3,543,974)      (4,212,485)
    Amortization of net overriding
      royalty interest ...........        (554,580)        (727,528)      (1,199,136)      (1,554,485)
                                      ------------     ------------     ------------     ------------
Trust corpus, end of period ......    $ 20,782,905     $ 22,696,452     $ 20,782,905     $ 22,696,452
                                      ============     ============     ============     ============

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

NOTE 2 -- BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association (the "Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1994 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
                                   (UNAUDITED)

    Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

                                                       THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1995                           1994
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   1,567,546   $    520,340   $   2,176,407    $  498,746
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......        (30,233)       --              (72,217)      --
    Operating costs..................       (559,947)       (46,876)       (724,960)      (39,205)
    Interest on cost carryforward....         (8,690)       --               (7,486)      --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $     968,676   $    473,464   $   1,371,744    $  459,541
                                       =============   ============   =============    ==========
Average sales price..................  $        1.30   $      10.46   $        1.82    $     9.93
                                       =============   ============   =============    ==========
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        716,079         45,507         746,735        46,782
                                       =============   ============   =============    ==========
                                                        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1995                           1994
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   3,696,224   $  1,268,466   $   4,897,581    $  993,038
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......        (59,190)       --             (169,830)      --
    Operating costs..................     (1,250,513)       (92,993)     (1,435,062)      (76,910)
    Interest on cost carryforward....        (16,940)       --              (14,662)      --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   2,369,581   $  1,175,473   $   3,278,027    $  916,128
                                       =============   ============   =============    ==========
Average sales price..................  $        1.45   $      10.88   $        1.90    $     9.84
                                       =============   ============   =============    ==========
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................      1,609,279        108,335       1,711,520        93,771
                                       =============   ============   =============    ==========

- ---------

(1) Gross Proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin Royalty Properties are net of a volumetric in kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $488,198 and $419,039 at June 30, 1995

                                      5

    and June 30, 1994, respectively. The cost carryforward at June 30, 1995 and June 30, 1994 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

    The distributable income of the Trust includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 1995 was $1,424,631, representing $.7645 per unit, compared to $1,839,403, representing $.9870 per unit for the quarter ended June 30, 1994. Based on 1,863,590 units outstanding for the quarters ended June 30, 1995 and 1994, respectively, the per unit distributions were as follows:
                                          1995        1994
                                       ----------  ----------
April................................  $    .2229  $    .3742
May..................................       .2940       .3249
June.................................       .2476       .2879
                                       ----------  ----------
                                       $    .7645  $    .9870
                                       ==========  ==========
HUGOTON FIELD

    Through May 31, 1995, Mesa's principal natural gas purchaser in the Hugoton field was Western Resources, Inc., previously the Kansas Power and Light Company ("WRI"). Mesa sold gas from the Hugoton field to WRI pursuant to a contract entered into effective January 1, 1990 (the "WRI Contract") which terminated on May 31, 1995. Mesa has advised the Trust that since June 1, 1995 natural gas previously subject to the WRI Contract has been sold under short-term contracts at market clearing prices to multiple purchasers, including WRI, and that Mesa intends to continue to market production from the Hugoton field under such short-term contracts.

    The WRI Contract provided for WRI to purchase from 12.7 to 19.5 billion cubic feet of gas per year (approximately 1.3 to 2.0 billion cubic feet of gas per year net to the Trust subject to the effect of operating expenses and capital costs) at market prices for a total of at least 92.4 billion cubic feet of gas (approximately 10 billion cubic feet of gas net to the Trust subject to the effect of operating expenses and capital costs) during the term of the agreement as amended. Under the WRI Contract, WRI paid market clearing prices as determined monthly based on a price index published by a third party. The WRI Contract also contained take-or-pay provisions requiring WRI to purchase and receive, or pay for if not taken, 85% of the nominated contract quantities during each seasonal period. The WRI Contract provided WRI with certain make-up rights during the one-year period following termination of the WRI Contract. With respect to gas that was the subject of make-up rights, WRI was required to pay the higher of (i) a market clearing price determined by reference to prices in effect when the make-up obligation was incurred or (ii) a market clearing price determined by reference to prices in effect when the make-up gas was taken. Upon termination of the WRI Contract on May 31, 1995, WRI incurred a take-or-pay deficiency of approximately 2.0 billion cubic feet of gas. Mesa has advised the Trust that WRI made up the entire amount of such deficiency during June 1995. The Trust will receive its proportionate share of the take-or-pay money received from WRI by Mesa in August 1995. Under the WRI Contract any available gas not taken by WRI could be sold by Mesa to third parties. During the second quarter of 1995, Mesa sold certain volumes of gas not taken by WRI to third parties under short-term contracts at market clearing prices. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 1995 compared to the second quarter of 1994.
                                      6

    In June 1994, Mesa entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to Mesa at the inlet of Mesa's Satanta Plant. Mesa has agreed to pay WRI a fee of $0.06 per Mcf, escalating 4% annually beginning June 1, 1996.

    Royalty income attributable to the Hugoton Royalty decreased to $1,120,583 in the second quarter of 1995 as compared to $1,224,349 in the second quarter of 1994 primarily due to decreased natural gas prices. Net production attributable to the Hugoton Royalty was 500,795 Mcf of natural gas and 37,577 barrels of natural gas liquids in the second quarter of 1995 compared to 456,288 Mcf of natural gas and 37,900 barrels of natural gas liquids in the second quarter of 1994. The increase in natural gas production was attributable to a favorable field allowable ruling effective April 1994. The average price received in the second quarter of 1995 for natural gas sold from the Hugoton field was $1.47 per Mcf, compared to $1.90 per Mcf during the same period in 1994.

    Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1995 through September 30, 1995 at 244 billion cubic feet of gas, compared with 240 billion cubic feet of gas during the same period last year.

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

    In the first quarter of 1995, in an effort to address significant projected debt service deficiencies, MESA Inc. began an auction process to sell all or a portion of its interests in the Hugoton field, including the Hugoton Royalty Properties. MESA Inc.'s interests in the Hugoton field represent two thirds of MESA Inc.'s total equivalent oil and gas reserves. The auction process was concluded in the second quarter of 1995 with no acceptable bids received. On July 6, 1995, the MESA Inc. Board of Directors approved a proposal to expand its review of strategic alternatives to include consideration of the sale of MESA Inc. and a stock-for-stock merger. The MESA Inc. Board also determined to continue to explore the sale of all or a portion of the Hugoton field properties and to explore other restructuring alternatives, including possible joint ventures involving the Hugoton properties, asset sales, equity infusions, and refinancing transactions. The MESA Inc. Board engaged independent financial advisors to manage these efforts and to seek indications of interest from potential buyers of MESA Inc. or its properties and of potential merger partners, both domestic and foreign. There can be no assurance that a sale or merger of MESA Inc. or a sale of its properties will be completed, or if completed, what the terms thereof will be. MESA Inc.'s projected debt service problems, as well as any restructuring, sale, merger or other strategic alternative, could have significant effects on the Trust, although the precise nature of such effects cannot be predicted or quantified at this time.
                                      7

    No assurance can be given by the Trust regarding MESA Inc.'s financial condition. An event of bankruptcy of MESA Inc. could result in a delay in receipt of royalty payments by the Trust, increased administrative expenses of the Trust and other effects which cannot be predicted or quantified at this time.

SAN JUAN BASIN

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $321,557 during the second quarter of 1995 as compared with $606,936 in the second quarter of 1994. The decrease in New Mexico San Juan Basin royalty income between the second quarter of 1995 and the second quarter of 1994 was primarily the result of decreased natural gas prices and production. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the second quarter of 1995 or 1994, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 215,284 Mcf of natural gas and 7,930 barrels of natural gas liquids in the second quarter of 1995 as compared to 290,447 Mcf of natural gas and 8,882 barrels of natural gas liquids in the second quarter of 1994. The average price received in the second quarter of 1995 for natural gas sold from the San Juan Basin Royalty Properties was $1.08 per Mcf, compared to $1.74 per Mcf during the same period in 1994.

    The Trust's interest in the San Juan Basin was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 20% of the Trust's reserves. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

    Distributable income decreased to $3,543,974 for the six months ended June 30, 1995 from $4,212,485 for the same period in 1994 due primarily to decreased natural gas prices and production.

HUGOTON FIELD

    Royalty income attributable to the Hugoton Royalty Properties decreased to $2,655,289 for the six months ended June 30, 1995 from $2,971,133 for the same period in 1994 primarily due to decreased natural gas prices. The average price received in the first six months of 1995 for natural gas sold from the Hugoton field was $1.56 per Mcf, compared to $1.94 per Mcf during the same period in 1994.

SAN JUAN BASIN

    Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $889,765 for the first six months of 1995 compared to $1,223,022 in the first six months of 1994 primarily as a result of decreased natural gas prices. The average price received in the first six months of 1995 for natural gas sold from the San Juan Basin was $1.30 per Mcf, compared to $1.84 per Mcf during the same period in 1994.

                                      8

    In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres (25,400 net acres) with Fruitland Coal potential. The working interest owner has advised the Trust that it operates 40 (22.9 net) Fruitland Coal wells on Trust properties. Of such wells, 37 (21.7 net) are producing at a combined rate of 66.3 (35.8 net) MMcf per day.

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

                                                                             SEC FILE
                                                                                OR
                                                                            REGISTRATION     EXHIBIT
                                                                               NUMBER        NUMBER
                                                                            -------------    -------
 4(a)  *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
        Commerce Bank National Association, as Trustee, dated November 1,
        1979...............................................................    2-65217         1(a)

 4(b)  *Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
        Commerce Bank, as Trustee, dated November 1, 1979..................    2-65217         1(b)

 4(c)  *First Amendment to the Mesa Royalty Trust Indenture dated as of
        March 14, 1985 (Exhibit 4(c) to Form 10-K
        for year ended December 31, 1984 of Mesa Royalty Trust) . .            1-7884          4(c)

 4(d)  *Form of Assignment of Overriding Royalty Interest, effective April
        1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended
        December 31, 1984 of Mesa Royalty Trust)...........................    1-7884          4(d)

 4(e)  *Purchase and Sale Agreement, dated March 25, 1991, by and among
        Mesa Limited Partnership, Mesa Operating Limited Partnership and
        Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for
        year ended December 31, 1991 of Mesa Royalty Trust)................    1-7884          4(e)

10(e)  *Gas Purchase Contract, dated as of January 1, 1990, between Mesa
        Operating Limited Partnership, Seller and the Kansas Power & Light
        Company, Buyer (Exhibit 19(a) to Form 10-Q for quarter ended June
        30, 1989 of Mesa Royalty Trust)....................................    1-7884         19(a)

                        9

10(f)  *Amendment No. 3 to Hugoton (MTR) Gas Purchase Contract, dated
        December 19, 1991, by and between Hugoton Capital Limited
        Partnership, as partial successor in interest to Mesa Operating
        Limited Partnership, and the Kansas Power and Light Company
        (Exhibit 10(f) to Form 10-K for year ended December 31, 1991 of
        Mesa Royalty Trust)................................................    1-7884         10(f)

10(h)  *Gas Transportation Agreement dated as of June 14, 1994 by and between Mesa Operating Co. and Western Resources, Inc. (Exhibit
        10(h) to Form 10-Q for quarter ended March 31, 1995 of Mesa Royalty
        Trust).............................................................    1-7884         10(h)

27      Financial Data Schedule

    (b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 1995.

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

Date:  August 11, 1995

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.