Form 10-Q
period 1995-09-30
MESA ROYALTY TRUST/TX
filed 1995-11-14
CIK 313364

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----------------- TO
     -----------------

                          COMMISSION FILE NUMBER 1-7884

                               MESA ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                74-6284806
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

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

     As of November 10, 1995 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ----------------------------  ----------------------------
                                           1995           1994           1995           1994
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,315,134  $   1,491,461  $   4,860,188  $   5,685,616
Interest income......................         17,309         15,211         59,086         48,858
General and administrative expense...         (7,602)        (9,947)       (50,459)       (25,264)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,324,841  $   1,496,725  $   4,868,815  $   5,709,210
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .7109  $       .8032  $      2.6126  $      3.0636
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1995             1994
                                        -------------    ------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments......   $   1,307,532    $  1,244,208
Interest receivable..................          17,309          13,859
Net overriding royalty interest in
  oil and gas properties.............      42,498,034      42,498,034
Accumulated amortization.............     (22,270,160)    (20,515,993)
                                        -------------    ------------
                                        $  21,552,715    $ 23,240,108
                                        =============    ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $   1,324,841    $  1,258,067
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........      20,227,874      21,982,041
                                        -------------    ------------
                                        $  21,552,715    $ 23,240,108
                                        =============    ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1995            1994            1995            1994
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of
  period.............................  $   20,782,905  $   22,696,452  $   21,982,041  $   24,250,937
     Distributable income............       1,324,841       1,496,725       4,868,815       5,709,210
     Distributions to
       unitholders...................      (1,324,841)     (1,496,725)     (4,868,815)     (5,709,210)
     Amortization of net overriding
       royalty
       interest......................        (555,031)       (703,277)     (1,754,167)     (2,257,762)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   20,227,874  $   21,993,175  $   20,227,874  $   21,993,175
                                       ==============  ==============  ==============  ==============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
                                   (UNAUDITED)

     Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------
                                                   1995                           1994
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   1,463,728   $    534,908   $   1,819,402   $    568,200
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......        (44,542)       --              (92,496)       --
     Operating costs.................       (590,088)       (40,438)       (740,913)       (55,005)
     Interest on cost carryforward...         (8,434)       --               (7,727)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $     820,664   $    494,470   $     978,266   $    513,195
                                       =============   ============   =============   ============
Average sales price..................  $        1.22   $      10.62   $        1.64   $       8.95
                                       =============   ============   =============   ============
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        653,942         46,689         604,419         51,008
                                       =============   ============   =============   ============
                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------
                                                   1995                           1994
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   5,159,952   $  1,803,374   $   6,716,983   $  1,561,238
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (103,732)       --             (262,326)       --
     Operating costs.................     (1,840,601)      (133,431)     (2,175,975)      (131,915)
     Interest on cost carryforward...        (25,374)       --              (22,389)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   3,190,245   $  1,669,943   $   4,256,293   $  1,429,323
                                       =============   ============   =============   ============
Average sales price..................  $        1.35   $      10.80   $        1.82   $       9.97
                                       =============   ============   =============   ============
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................      2,277,232        155,034       2,324,364        144,912
                                       =============   ============   =============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $436,541 and $429,871 at September 30, 1995 and September 30, 1994, respectively. The cost carryforward at September 30, 1995 and September 30, 1994 relate solely to the San Juan Basin Colorado properties. See the San Juan Basin discussion below for additional information regarding the Fruitland Coal drilling program.

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     The distributable income of the Trust includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 1995 was $1,324,841, representing $.7109 per unit, compared to $1,496,725, representing $.8032 per unit, in the third quarter of 1994. Based on 1,863,590 units outstanding for the quarters ended September 30, 1995 and 1994, respectively, the per unit distributions were as follows:

                                          1995        1994
                                       ----------  ----------
July.................................  $    .2689  $    .2483
August...............................       .2733       .2965
September............................       .1687       .2584
                                       ----------  ----------
                                       $    .7109  $    .8032
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

     The WRI Contract provided for WRI to purchase from 12.7 to 19.5 billion cubic feet of gas per year (approximately 1.3 to 2.0 billion cubic feet of gas per year net to the Trust subject to the effect of operating expenses and capital costs) at market prices for a total of at least 92.4 billion cubic feet of gas (approximately 10 billion cubic feet of gas net to the Trust subject to the effect of operating expenses and capital costs) during the term of the agreement as amended. Under the WRI Contract, WRI paid market clearing prices as determined monthly based on a price index published by a third party. The WRI Contract also contained take-or-pay provisions requiring WRI to purchase and receive, or pay for if not taken, 85% of the nominated contract quantities during each seasonal period. The WRI Contract provided WRI with certain make-up rights during the one-year period following termination of the WRI Contract. With respect to gas that was the subject of make-up rights, WRI was required to pay the higher of (i) a market clearing price determined by reference to prices in effect when the make-up obligation was incurred or (ii) a market clearing price determined by reference to prices in effect when the make-up gas was taken. Upon termination of the WRI Contract on May 31, 1995, WRI incurred a take-or-pay deficiency of approximately 2.0 billion cubic feet of gas. Mesa has advised the Trust that WRI made up the entire amount of such deficiency during June 1995. The Trust received its proportionate share of the take-or-pay money received from WRI by Mesa in August 1995.

     Mesa has advised the Trust that since June 1, 1995 natural gas previously subject to the WRI Contract has been sold under short-term contracts at market clearing prices to multiple purchasers, including WRI, and that Mesa expects to continue to market production from the Hugoton field under short-term contracts and multi-month contracts during the winter heating season. Mesa expects to complete a five month contract with WRI effective as of November 1. The contract would provide for WRI to purchase up to 25 MMcf per day of gas at market clearing prices determined monthly based on third party published index prices, plus five cents per MMbtu. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the third quarter of 1995 compared to the third quarter of 1994.

     In June 1994, Mesa entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to Mesa at the inlet of Mesa's Satanta Plant. Mesa has agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually beginning June 1, 1996.

     Royalty income attributable to the Hugoton Royalty decreased to $1,025,956 in the third quarter of 1995 as compared to $1,107,383 in the third quarter of 1994 primarily due to lower prices offset by increased natural gas production. Net production attributable to the Hugoton Royalty was 457,623 Mcf of natural gas and 39,669 barrels of natural gas liquids in the third quarter of 1995 as compared to 432,012 Mcf of natural gas and 43,171 barrels of natural gas liquids in the third quarter of 1994. The increase in natural gas production was primarily attributable to higher field allowables for the 1995 period. The average price received in the third quarter of 1995 for natural gas sold from the Hugoton field was $1.33 per Mcf, compared to $1.59 Mcf during the same period in 1994.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period October 1, 1995 through March 31, 1996, at 242 billion cubic feet of gas, compared with 247 billion cubic feet of gas during the same period last year.

     The KCC held hearings during September 1995 to consider regulatory changes to the manner in which field wide allowables are allocated among individual wells within the Panoma field, a producing formation which directly underlies the Hugoton field. Specifically, the KCC considered proposals from various producers to amend calculations of well deliverability, the allocation of allowables based on acreage and the makeup of underages. Mesa anticipates the KCC will issue an order that will be effective as of November 1, 1995. Under the order, the Hugoton Royalty Properties' percentage of the field and the total allowable assigned to the wells is expected to increase.

     In the first quarter of 1995, in an effort to address significant projected debt service deficiencies, MESA Inc. began an auction process to sell all or a portion of its interests in the Hugoton field, including the Hugoton Royalty Properties. MESA Inc.'s interests in the Hugoton field represent two thirds of MESA Inc.'s total equivalent oil and gas reserves. The auction process was concluded in the second quarter of 1995 with no acceptable bids received. On July 6, 1995, the MESA Inc. Board of Directors approved a proposal to expand its review of strategic alternatives to include consideration of the sale of MESA Inc. and stock-for-stock merger. The MESA Inc. Board also determined to continue to explore the sale of all or a portion of the Hugoton field properties and to explore other restructuring alternatives, including possible joint ventures involving the Hugoton properties, asset sales, equity infusions, and refinancing transactions. The MESA Inc. Board engaged independent financial advisors to manage these efforts and to seek indications of interest from potential buyers of MESA Inc. or its properties and of potential merger partners, both domestic and foreign. There can be no assurance that a sale or merger of MESA Inc. or a sale of its properties will be completed, or if completed, what the terms thereof will be. MESA Inc.'s projected debt service problems, as well as any restructuring, sale, merger or other strategic alternative, could have significant effects on the Trust, although the precise nature of such effects cannot be predicted or quantified at this time.

     No assurance can be given by the Trust regarding MESA Inc.'s financial condition. An event of bankruptcy of MESA Inc. could result in a delay in receipt of royalty payments by the Trust, increased administrative expenses of the Trust and other effects which cannot be predicted or quantified at this time.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty during the third quarter of 1995 was $289,178 as compared with $384,078 in the third quarter of 1994. The decrease in San Juan Basin royalty income between the third quarter of 1995 and the third quarter of 1994 was a result of lower natural gas prices. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the third quarter of 1995 or 1994, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 196,319 Mcf of natural gas and 7,020 barrels of natural gas liquids in the third quarter of 1995 compared to 172,407 Mcf of natural gas and 7,837 barrels of natural gas liquids in the third quarter of 1994. The average price received in the third quarter of 1995 for natural gas sold from the San Juan Basin Royalty Properties was $1.08 per Mcf, compared to $1.69 per Mcf during the same period in 1994.

     The Trust's interest in the San Juan Basin Royalty Properties was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado and accounts for approximately 28% of the Trust's reserves. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest sold substantially all of its interests in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for approximately 3% of the Trust's reserves.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Distributable income decreased to $4,868,815 for the nine months ended September 30, 1995 as compared to $5,709,210 for the same period in 1994 due primarily to lower natural gas prices.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty decreased to $3,681,245 for the nine months ended September 30, 1995, from $4,078,516 for the same period in 1994. This decrease is primarily due to lower natural gas prices. Net production attributable to the Hugoton Royalty Properties was 1,526,006 Mcf of natural gas and 131,788 barrels of natural gas liquids in the first nine months of 1995 compared to 1,581,636 Mcf of natural gas and 121,380 barrels of natural gas liquids in the first nine months of 1994. The average price received in the first nine months of 1995 for natural gas sold from the Hugoton Royalty Properties decreased to $1.49 per Mcf, compared to $1.84 per Mcf during the same period in 1994.

SAN JUAN BASIN

     Royalty income attributable to the San Juan Basin Royalty decreased to $1,178,943 for the first nine months of 1995 from $1,607,100 in royalty income in the first nine months of 1994 primarily as a result of decreased natural gas prices. Net production attributable to the San Juan Basin Royalty Properties was 751,226 Mcf of natural gas and 23,246 barrels of natural gas liquids in the first nine months of 1995 compared to 742,728 Mcf of natural gas and 23,532 barrels of natural gas liquids in the first nine months of 1994. The average price received in the first nine months of 1995 for natural gas sold from the San Juan Basin Royalty Properties was $1.22 per Mcf, compared to $1.80 per Mcf during the same period in 1994.

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that it operates 40 (22.9 net) Fruitland Coal wells on Trust properties. Of such wells, 37 (20.9 net) are producing at a combined gross rate of approximately 68.2 (34.3 net) MMcf per day.

     The gas that is currently being produced from the San Juan Basin Royalty Properties is being sold primarily on the spot market. Conoco has advised the Trust that it will also consider selling some of the gas produced from these wells pursuant to longer term contracts at spot market prices.

     Aggregate drilling and completion costs for the entire Fruitland Coal development program were approximately $18.4 million. This amount includes expenditures of approximately $5.0 million for pipeline connections, compressors, salt water disposal systems, and clean-up of the areas surrounding certain wells. The Trust's share of the total expenditures was approximately $2.4 million. The Trust's share of the cost of drilling and completing the Fruitland Coal wells was subject to recovery by the working interest owner on a state-by-state basis before distributions were made from the San Juan Basin Royalty. Accordingly, no distributions related to the San Juan Basin Royalty were made from August 1990 through November 1992. In December 1992, after recovery by the working interest owner of the costs of the Fruitland Coal drilling in New Mexico, distributions from the New Mexico San Juan Basin Royalty resumed. The San Juan Basin development drilling program had no effect on Royalty income or distributions relating to the Hugoton Royalty.

     Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Internal Revenue Code of 1986, as amended. The Trust believes that such tax credits should be available to Trust unitholders.

FEDERAL INCOME TAX MATTERS

     Information for computing the federal income tax consequences of owning Trust units during 1995 will be mailed to Unitholders during the first quarter of 1996.

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

    None.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               MESA ROYALTY TRUST

                                                      TEXAS COMMERCE BANK
                                          By _______NATIONAL ASSOCIATION______
                                                         TRUSTEE

                                          By ______/s/__MICHAEL J. ULRICH_____
                                                    MICHAEL J. ULRICH
                                              SENIOR VICE PRESIDENT & TRUST
                                                        OFFICER

Date:  November 13, 1995

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.