Form 10-Q
period 1996-03-31
MESA ROYALTY TRUST/TX
filed 1996-05-14
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_________

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

     As of May 13, 1996 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.


                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MESA ROYALTY TRUST

                   STATEMENTS OF DISTRIBUTABLE INCOME
                              (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                     1996           1995
                                                 ----------     ----------
Royalty income................................   $1,954,563     $2,102,914
Interest income...............................       22,153         23,962
General and administrative expense............      (10,085)        (7,533)
                                                 ----------     ----------
     Distributable income.....................   $1,966,631     $2,119,343
                                                 ==========     ==========
     Distributable income per unit............   $   1.0553     $   1.1372
                                                 ==========     ==========


              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         MARCH 31,       DECEMBER 31,
                                            1996             1995
                                        ------------     ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  1,948,360     $  1,075,495
Interest receivable..................         18,271           13,172
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (23,466,438)     (22,871,195)
                                        ------------     ------------
                                        $ 20,998,227     $ 20,715,506
                                        ============     ============


    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,966,631     $  1,088,667
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     19,031,596       19,525,839
                                        ------------     ------------
                                        $ 20,998,227     $ 20,715,506
                                        ============     ============


  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                            1996            1995
                                       --------------  --------------
Trust corpus, beginning of period....  $   19,626,839  $   21,982,041
     Distributable income............       1,966,631       2,119,343
     Distributions to unitholders....      (1,966,631)     (2,119,343)
     Amortization of net overriding
        royalty interest.............        (595,243)       (644,556)
                                       --------------  --------------
Trust corpus, end of period..........  $   19,031,596  $   21,337,485
                                       ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. The Hugoton Royalty Properties are operated by Mesa Operating Co., a subsidiary of MESA Inc., and MESA Inc.'s interest in such properties is owned by Hugoton Capital Limited Partnership, another MESA Inc. subsidiary. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, the term "Mesa" generally refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1995 Annual Report on Form 10-K.

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

          (c) Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue;

                               MESA ROYALTY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position of MESA Inc. and its potential effects on the Trust, are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                                                      THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------
                                                   1996                           1995
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   2,197,169    $   678,660   $   2,128,678    $   748,126
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (104,419)       --              (28,957)       --
     Operating costs.................       (770,212)       (37,788)       (690,566)       (46,117)
     Interest on cost carryforward...         (8,847)       --               (8,250)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   1,313,691    $   640,872   $   1,400,905    $   702,009
                                       =============    ===========   =============    ===========
Average sales price..................  $        1.71    $     11.98   $        1.58    $     11.20
                                       =============    ===========   =============    ===========
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        770,443         53,461         882,461         62,814
                                       =============    ===========   =============    ===========

- ------------
(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $488,161 and $471,923 at March 31, 1996 and March 31, 1995, respectively. The cost carryforward at March 31, 1996 and March 31, 1995 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 1996 was $1,966,631, representing $1.0553 per unit, compared to $2,119,343, representing $1.1372 per unit, in the first quarter of 1995. Based on 1,863,590 units outstanding for the quarters ended March 31, 1996 and 1995, respectively, the per unit distributions were as follows:

                                         1996       1995
                                       ---------  ---------
January..............................  $   .2976  $   .3334
February.............................      .3738      .4520
March................................      .3839      .3518
                                       ---------  ---------
                                       $  1.0553  $  1.1372
                                       =========  =========

HUGOTON FIELD

     Mesa has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy and Noram Energy Services, Inc. During the winter heating season, Mesa sold gas to WRI pursuant to a five month contract effective November 1, 1995. The contract provided for WRI to purchase up to 25 MMcf per day of gas at market clearing prices determined monthly based on third party published index prices, plus five cents per MMBtu. Mesa expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were substantially higher in the first quarter of 1996 compared to the first quarter of 1995.

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

     Royalty income attributable to the Hugoton Royalty increased to $1,606,589 in the first quarter of 1996, from $1,534,706 in the first quarter of 1995 primarily due to increased gas production and higher prices received for production of natural gas from the Hugoton Royalty Properties. The average price received in the first quarter of 1996 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $1.83 per Mcf and $12.04 per barrel, respectively, compared to $1.63 per Mcf and $11.11 per barrel, respectively, in the first quarter of 1995. Net production attributable to the Hugoton Royalty was 585,407 Mcf of natural gas and 44,460 barrels of natural gas liquids in the first quarter of 1996 as compared to 569,902 Mcf of natural gas and 54,524 barrels of natural gas liquids in the first quarter of 1995.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1996 through September 30, 1996, at 238 billion cubic feet of gas, compared with 244 billion cubic feet of gas during the same period last year.

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

     In addition, MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s current financial forecasts, which indicate that MESA Inc. will be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. Subsequent to the issuance of its 1995 financial statements, MESA Inc. revised its financial forecasts to reflect actual first quarter 1996 results and expectations of increased prices to be received for production during the remainder of 1996. As a result, MESA Inc. expects to have sufficient available cash and investment balances at June 30, 1996 to meet its obligations. However, assuming no changes in its capital structure and no significant transactions are completed, available cash and securities balances are not expected to be sufficient to meet such obligations in the second half of 1996.

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. ("Rainwater") intended to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of MESA Inc.'s remaining debt. The proposed transaction is subject to MESA Inc. stockholder approval. There can be no assurance that this transaction will be completed or what the final terms or timing thereof will be. If the Rainwater transaction is not completed, MESA Inc. has advised the Trust it will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process conducted in 1995, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

     MESA Inc.'s projected debt service problems, as well as any refinancing, restructuring or other strategic alternative, could have significant effects on the Trust, although the precise nature of such effects cannot be predicted or quantified at this time. No assurance can be given by the Trust regarding MESA Inc.'s financial condition.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $347,974 during the first quarter of 1996 as compared with royalty income of $568,208 in the first quarter of 1995. No royalty income was received from San Juan Basin Royalty properties located in Colorado for the first quarter of 1996 or 1995, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 185,036 Mcf of natural gas and 9,001 barrels of natural gas liquids in the first quarter of 1996, compared to 312,559 Mcf of natural gas and 8,290 barrels of natural gas liquids in the first quarter of 1995. The average price received in the first quarter of 1996 for natural gas sold from the San Juan Basin was $1.31 per Mcf, compared to $1.51 per Mcf during the same period in 1995.

     The Trust's interest in the San Juan Basin was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 19% of the Trust's reserves. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for approximately 5% of the Trust's reserves.

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that it operates 40 (22.9 net) Fruitland Coal wells on Trust properties. Of such wells, 37 (21.7 net) are producing at a combined gross rate of approximately 66.3 (35.8 net) MMcf per day.

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

                      PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                                 SEC FILE
                                                                                                    OR
                                                                                               REGISTRATION    EXHIBIT
                                                                                                  NUMBER       NUMBER
                                                                                               ------------    -------
       4(a)        *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                    Commerce Bank National Association, as Trustee, dated November 1,
                    1979....................................................................      2-65217          1(a)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
                    Commerce Bank, as Trustee, dated November 1, 1979.......................      2-65217          1(b)
       4(c)        *First Amendment to the Mesa Royalty Trust Indenture dated as of March
                    14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of
                    Mesa Royalty Trust).....................................................       1-7884          4(c)
       4(d)        *Form of Assignment of Overriding Royalty Interest, effective April 1,
                    1985, from Texas Commerce Bank National Association, as Trustee, to MTR
                    Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984
                    of Mesa Royalty Trust)..................................................       1-7884          4(d)
       4(e)        *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa
                    Limited Partnership, Mesa Operating Limited Partnership and
                    Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form
                    10-K for year ended
                    December 31, 1991 of Mesa Royalty Trust)................................       1-7884          4(e)
      27            Financial Data Schedule


     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 1996.

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

Date:  May 13, 1996

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

