Form 10-Q
period 1996-06-30
MESA ROYALTY TRUST/TX
filed 1996-08-13
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
     1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM __________________ TO ___________________

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

     As of August 9, 1996 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------  ----------------------------
                                           1996           1995           1996           1995
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   2,303,749  $   1,442,140  $   4,258,312  $   3,545,054
Interest income......................         28,087         17,815         50,240         41,777
General and administrative expense...        (13,145)       (35,324)       (23,230)       (42,857)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   2,318,691  $   1,424,631  $   4,285,322  $   3,543,974
                                       =============  =============  =============  =============
     Distributable income per unit...  $      1.2442  $       .7645  $      2.2995  $      1.9017
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,       DECEMBER 31,
                                            1996             1995
                                        ------------     ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  2,290,604     $  1,075,495
Interest receivable..................         28,087           13,172
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (24,058,356)     (22,871,195)
                                        ------------     ------------
                                        $ 20,758,369     $ 20,715,506
                                        ============     ============
    LIABILITIES AND TRUST CORPUS

Distributions payable................   $  2,318,691     $  1,088,667
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     18,439,678       19,626,839
                                        ------------     ------------
                                        $ 20,758,369     $ 20,715,506
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ------------------------------  ------------------------------
                                            1996            1995            1996            1995
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $   19,031,596  $   21,337,485  $   19,626,839  $   21,982,041
     Distributable income............       2,318,691       1,424,631       4,285,322       3,543,974
     Distributions to unitholders....      (2,318,691)     (1,424,631)     (4,285,322)     (3,543,974)
     Amortization of net overriding
        royalty interest.............        (591,918)       (554,580)     (1,187,161)     (1,199,136)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   18,439,678  $   20,782,905  $   18,439,678  $   20,782,905
                                       ==============  ==============  ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited
Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. The Hugoton Royalty Properties are owned and operated by Mesa Operating Co., a subsidiary of MESA Inc. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, the term "Mesa" generally refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position of MESA Inc., are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                                                       THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1996                           1995
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------

The Trust's proportionate share of
  Gross Proceeds(1)..................  $   2,495,294    $   712,930   $   1,567,546    $   520,340
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......        (48,519)       --              (30,233)       --
     Operating costs.................       (802,203)       (44,906)       (559,947)       (46,876)
     Interest on cost carryforward...         (8,847)       --               (8,690)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   1,635,725    $   668,024   $     968,676    $   473,464
                                       =============   ============   =============   ============
Average sales price..................  $        2.09    $     13.22   $        1.30    $     10.46
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)

Net production volumes attributable
  to the Royalty.....................        781,743         50,519         716,079         45,507
                                       =============   ============   =============   ============

                                                        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1996                           1995
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   4,692,463    $ 1,391,590   $   3,696,224    $ 1,268,466
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (152,938)       --              (59,190)       --
     Operating costs.................     (1,572,415)       (82,694)     (1,250,513)       (92,993)
     Interest on cost carryforward...        (17,694)       --              (16,940)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   2,949,416    $ 1,308,896   $   2,369,581    $ 1,175,473
                                       =============   ============   =============   ============
Average sales price..................  $        1.89    $     12.59   $        1.45    $     10.88
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)

Net production volumes attributable
  to the Royalty.....................      1,559,315        104,000       1,609,279        108,335
                                       =============   ============   =============   ============

- ------------
(1) Gross Proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $496,008 and $488,198 at June 30, 1996 and June 30, 1995, respectively. The cost carryforward at June 30, 1996 and June 30, 1995 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     The distributable income of the Trust includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 1996 was $2,318,691, representing $1.2442 per unit, compared to $1,424,631, representing $.7645 per unit, for the quarter ended June 30, 1995. Based on 1,863,590 units outstanding for the quarters ended June 30, 1996 and 1995, respectively, the per unit distributions were as follows:


                                         1996       1995
                                       ---------  ---------

April................................  $   .4488  $   .2229
May..................................      .4350      .2940
June.................................      .3604      .2476
                                       ---------  ---------
                                       $  1.2442  $   .7645
                                       =========  =========

HUGOTON FIELD

     Mesa has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy and Noram Energy Services, Inc. During the 1995-96 winter heating season, Mesa sold gas to WRI pursuant to a five month contract effective November 1, 1995. The contract provided for WRI to purchase up to 25 MMcf per day of gas at market clearing prices determined monthly based on third party published index prices, plus five cents per MMBtu. Mesa expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were substantially higher in the second quarter of 1996 compared to the second quarter of 1995.

     In June 1994, Mesa entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to Mesa at the inlet of Mesa's Satanta Plant. Mesa has agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996.

     Royalty income attributable to the Hugoton Royalty increased to $1,949,736 in the second quarter of 1996, as compared to $1,120,583 in the second quarter of 1995 primarily due to increased natural gas prices. The average price received in the second quarter of 1996 for natural gas sold from the Hugoton field was $2.36 per Mcf, compared to $1.47 per Mcf during the same period in 1995. In addition, net production attributable to the Hugoton Royalty increased to 604,465 Mcf of natural gas and 40,092 barrels of natural gas liquids in the second quarter of 1996 compared to 500,795 Mcf of natural gas and 37,577 barrels of natural gas liquids in the second quarter of 1995. The increase in natural gas production was partially attributable to a favorable Panoma field allowable ruling effective November 1995.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The
KCC has set the Hugoton field allowable for the period April 1, 1996 through September 30, 1996, at 238 billion cubic feet of gas, compared with 244 billion cubic feet of gas during the same period last year.

     The KCC held hearings during September 1995 to consider regulatory changes to the manner in which field wide allowables are allocated among individual wells within the Panoma field, a producing formation which directly underlies the Hugoton field and which is included in the "Hugoton Royalty Properties" as such term is used herein. Specifically, the KCC considered proposals from various producers to amend calculations of well deliverability, the allocation of allowables based on acreage and the makeup of underages. The KCC held an Administrative Hearing on November 22, 1995 in which it agreed to several changes to the Panoma Field Rules. The KCC then issued an order effective as of November 1, 1995 under which the Hugoton Royalty Properties' percentage of the Panoma field allowable assigned increased.

     In addition, MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s then current financial forecasts, which indicated that MESA Inc. would be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. In fact, MESA Inc. had sufficient available cash and investment balances at June 30, 1996 to meet its obligations.

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of MESA Inc.'s remaining debt. The proposed transaction was approved by MESA Inc.'s stockholders at a special meeting held June 25, 1996 and the equity infusion and the refinancing of substantially all of MESA Inc.'s debt was completed August of 1996. As a result, MESA Inc. expects it will have sufficient cash flows from operating activities and cash balances to fund its required debt principal and interest obligations in the forseeable future.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $354,013 during the second quarter of 1996 as compared with $321,557 in the second quarter of 1995. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the second quarter of 1996 or 1995, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 177,278 Mcf of natural gas and 10,427 barrels of natural gas liquids in the second quarter of 1996 as compared to 215,284 Mcf of natural gas and 7,930 barrels of natural gas liquids in the second quarter of 1995. The average price received in the second quarter of 1996 for natural gas sold from the San Juan Basin was $1.18 per Mcf, compared to $1.08 per Mcf during the same period in 1995.

     The Trust's interest in the San Juan Basin was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 19% of the Trust's reserves. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for approximately 5% of the Trust's reserves.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Distributable income increased to $4,285,322 for the six months ended June 30, 1996 from $3,543,974 for the same period in 1995 due primarily to increased natural gas prices and production for the Hugoton Royalty Properties.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties increased to $3,556,325 for the six months ended June 30, 1996 from $2,655,289 for the same period in 1995 primarily due to increased natural gas prices. The average price received in the first six months of 1996 for natural gas sold from the Hugoton field was $2.09 per Mcf, compared to $1.56 per Mcf during the same period in 1995.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $701,987 for the first six months of 1996 compared to $889,765 in the first six months of 1995 primarily as a result of decreased natural gas prices. The average price received in the first six months of 1996 for natural gas sold from the San Juan Basin was $1.24 per Mcf, compared to $1.30 per Mcf during the same period in 1995. No royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 1996 and 1995, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres (25,400 net acres) with Fruitland Coal potential. The working interest owner has advised the Trust that it operates 40 (22.9 net) Fruitland Coal wells on Trust properties. Of such wells, 37 (21.7 net) are producing at a combined gross rate of approximately 77.5 (43.2 net) MMcf per day.

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

         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                                     TEXAS COMMERCE BANK
                                          By         NATIONAL ASSOCIATION
                                             --------------------------------
                                                          TRUSTEE

                                          By            PETE FOSTER
                                             --------------------------------
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  August 12, 1996

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.