Form 10-K405
period 1996-12-31
MESA ROYALTY TRUST/TX
filed 1997-03-31
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO __________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-6369

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1997, of $44 5/8 was approximately $83,163,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1997, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
Item  1.   Business.......................................................    1
              Description of the Trust....................................    1
              Description of the Units....................................    2
              Description of Royalty Properties...........................    4
              Contracts...................................................   20
              Regulation and Prices.......................................   21
Item  2.   Properties.....................................................   22
Item  3.   Legal Proceedings..............................................   22
Item  4.   Submission of Matters to a Vote of Security Holders............   22

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related
              Unitholder Matters.........................................    23
Item  6.   Selected Financial Data.......................................    23
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    23
Item  8.   Financial Statements and Supplementary Data...................    26
Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    33

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............    33
Item 11.   Executive Compensation........................................    33
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................    33
Item 13.   Certain Relationships and Related Transactions................    34

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................    34
SIGNATURES...............................................................    35

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary
Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Texas Commerce Bank National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is (713) 216-6369.

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

     The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $7,669,020 and $5,941,088 for the years 1996 and 1995, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The brief summary set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

     Under the instrument conveying the Royalty to the Trust (the
"Conveyance"), the Trust is entitled to a percentage of the Net Proceeds, as hereinafter defined, realized from the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties." The
Conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by the working interest owners during a particular period over operating and capital costs for such period. "Gross Proceeds" means the amount received by the working interest owners from the sale of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred on an accrual basis by the working interest owners in operating the Royalty Properties, including capital and non-capital costs. If operating and capital costs exceed Gross Proceeds for any month, the excess plus interest thereon at 120% of the prime rate of Bank of America is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust, however, is generally not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. The Trust is not obligated to return any royalty income received in any period. The working interest owners are required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between a working interest owner and any purchaser as to the correct sales price for any production, amounts received by such working interest owner and promptly deposited by it with an escrow agent are not considered to have been received by such working interest owner and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to such working interest owner by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts a working interest owner is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by such working interest owner as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within thirty days following the close of each calendar quarter, the working interest owners are required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

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

                            DESCRIPTION OF THE UNITS

     Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 20, 1997.

DISTRIBUTIONS

     The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date") which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1-1/2% below the prime rate charged by Texas Commerce Bank National Association or the interest rate which Texas Commerce Bank National Association pays in the normal course of business on amounts placed with it, whichever is greater.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset, and classified as either long-term or short-term depending on the holding period of the unit. Presently, long term treatment applies for units held more than one year. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

  FOREIGN UNITHOLDERS

     In general, a unitholder who is a nonresident alien individual or which is a foreign corporation (collectively "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under section 871 or section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making this election such unitholder is entitled to claim all deductions with respect to such income, but he must file a United States federal income tax return to claim such deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually).

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1996

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
                                                     =======      =======        =====      =====

------------

(1) The Trust does not have a working interest in the producing acres and producing gas wells. The gross and net amounts in the table above represent gross and net amounts attributable to the working interest owners and are the basis for the Gross Proceeds amounts discussed under "Description of the Trust".

(2) One or more completions in the same bore hole are counted as one well. Where multiple well bores are in a single production unit, the unit is counted as one well.

(3) Includes 151 gross and net infill gas wells.

HUGOTON

     The principal property interest conveyed to the Trust accounts for approximately 65% of the Trust's reserves and was carved out of Mesa's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

     The gas produced from the Hugoton properties is available for sale on the spot market. See "Contracts". Since the Hugoton field gas is sold in the intrastate and interstate markets, it is subject to state and federal laws and regulations. The Kansas Corporation Commission (the "KCC") is the state regulatory agency responsible for setting field market demand (gas allowables), prorating production between wells and other related matters. Hugoton field gas is also subject to the rules and regulations of the Federal Energy Regulatory Commission (the "FERC"). See "Regulation and Prices".

SAN JUAN BASIN

     The Trust's interest in the San Juan Basin was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 35% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. See "Description of the Trust". The
San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SAN JUAN BASIN FRUITLAND COAL DRILLING

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 1996, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of such wells, 42 (24.6 net) have been successfully completed, of which 37 (21.7 net) are currently producing at a combined rate of 73.4 (39.8 net) MMcf per day.

     The gas that is currently being produced from these wells is being sold on the spot market, although the working interest owner has advised the Trust that it will also consider selling some of the gas produced from these wells pursuant to longer term contracts at spot market prices.

     Aggregate drilling and completion costs for the entire Fruitland Coal development program were approximately $18.4 million. The Trust's share of the total expenditures was approximately $2.4 million. The Trust's share of the cost of drilling and completing the Fruitland Coal wells was subject to recovery by the working interest owner on a state-by-state basis before distributions were made from the San Juan Basin Royalty. In December 1992, after recovery by the working interest owner of the costs of the Fruitland Coal drilling in New Mexico, distributions from the New Mexico portion of the San Juan Basin Royalty resumed. No distributions related to the Colorado portion of the San Juan Basin Royalty have been made since 1990, as the costs of the Fruitland Coal drilling in Colorado have not yet been recovered. The San Juan Basin development drilling program had no effect on Royalty income or distributions relating to the Hugoton Royalty.

     Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Code. See "Description of the Units -- Federal Income Tax Matters -- Section 29 Credit."

RESERVES

     The proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 1996 have been derived by MESA Inc. based upon a reserve study made by Williamson Petroleum Consultants, Inc. of the combined MESA Inc. and Trust interests in certain producing oil and gas properties in the Hugoton field of Kansas. The following letter relating to the "Reserves and Revenue as of December 31, 1996 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study, and references to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

     A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 1996 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the Mesa Reserve Report, the "Reserve Reports") on page 15 regarding such properties reflects estimated reserve quantities.

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

                                   MESA INC.
                                 SUMMARY REPORT
                                     DATED
                                 MARCH 26, 1997
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1996
                            FROM CERTAIN PROPERTIES
                                    OWNED BY
                               MESA ROYALTY TRUST

March 26, 1997


MESA Royalty Trust
Texas Commerce Bank
National Association (as Trustee)
P. O. Box 2558
Houston TX  77252

Ladies and Gentlemen:

      Pursuant to your request, we have prepared estimates, as of December 31, 1996, of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust". The interest appraised consists of a
10.29282 percent net royalty interest in certain properties administered by Mesa Operating Co. hereinafter referred to as "MESA". These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. MESA is 100 percent owned by MESA Inc., the successor to Mesa Limited Partnership.

      The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

      Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1996. Net reserves are defined as that portion of the gross reserves attributable to the interest owned by the Trust after deducting royalties and other interests owned by others.

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

      Reserves and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined MESA and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate

MESA Royalty Trust
March 26, 1997
Page 2

in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. These calculations were made annually in aggregate for the Trust properties. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282 percent to arrive at the future net revenue of the Trust; if the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance, as of December 31, 1996 was zero, and no deficit is estimated for the life of the properties.

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

      The development status shown herein represents the status applicable on December 31, 1996. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 1996 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1996, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 1996. In these fields, this required that the production rates be estimated for up to two months since production data for certain properties were available only through October 1996.

      Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

MESA Royalty Trust
March 26, 1997
Page 3

      - PROVED -- Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analysis and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

      - DEVELOPED -- Reserves that are recoverable from existing wells with current operating methods and expenses.

                  Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

      - UNDEVELOPED -- Reserves that are recoverable from additional wells yet to be drilled.

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

      Reserves recoverable by enhanced recovery methods, such as injection of external fluids to provide energy not inherent in the reservoirs, may be classified as proved developed or proved undeveloped reserves depending upon the extent to which such enhanced recovery methods are in operation. These reserves are considered to be proved only in cases where a successful fluid-injection program is in operation, a pilot program indicates successful fluid injection, or information is available concerning the successful application of such methods in the same reservoir and it is reasonably certain that the program will be implemented.

      Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Because it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

MESA Royalty Trust
March 26, 1997
Page 4

      Estimates of the net proved reserves attributable to the Trust, as of December 31, 1996, are as follows:

      TOTAL PROVED RESERVES:
            Natural Gas (Mcf)...............................     25,162,775
            Helium (Mcf)....................................         79,516
            Natural Gas Liquids (bbl).......................      1,197,781

      PROVED DEVELOPED RESERVES:
            Natural Gas (Mcf)...............................     25,162,775
            Helium (Mcf)....................................         79,516
            Natural Gas Liquids (bbl).......................      1,197,781

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

      Gas volumes shown herein are expressed at standard conditions of 60 degrees Fahrenheit and at 14.65 pounds per square inch absolute. Gross volumes are reported as wet gas and the net volumes are reported as salable gas; however, neither the gross nor net volumes were reduced for plant fuel usage, which is estimated to be 9.2 billion cubic feet of gross wet gas. The value of this fuel is deducted as part of the plant operating costs.

MESA Royalty Trust
March 26, 1997
Page 5

      Revenue values in this report were estimated using current prices and costs. Future prices were estimated using guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

      The assumptions used for estimating future prices and costs are as follows:

      - NATURAL GAS PRICES -- Gas prices were held constant for the life of the properties.

      - NATURAL GAS LIQUIDS AND HELIUM PRICES -- Natural gas liquids and helium prices were held constant for the life of the properties.

      - OPERATING AND CAPITAL COSTS -- Estimates of operating costs based on current costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1996 values and were not adjusted for inflation.

      A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Trust interest, as of December 31, 1996 is as follows:

      COMBINED INTEREST:
            Future Gross Revenue ($) .........................    1,693,029,783
            Production Taxes ($) .............................      (66,255,763)
            Ad Valorem Taxes ($) .............................      (75,915,457)
            Operating Costs ($) ..............................     (116,055,039)
            Capital Costs ($) ................................      (15,666,378)
                                                                 --------------
            Future Net Revenue ($)1 ..........................    1,419,137,146

            Net Revenue Attributable to Plant Interests ($)  .     (170,219,740)
            Overhead ($) .....................................     (136,562,025)
            Deficit Balance and Interest on Deficit ($) ......                0
                                                                 --------------

            Revenue Subject to Net Profits Interest ($)1 .....    1,112,355,381

      TRUST INTEREST:
            Future Net Revenue ($)1 ..........................      114,557,031
            Present Worth at 10 Percent ($)1 .................       53,162,762

           1Future income tax expenses were not taken into account in the preparation of these estimates. Approximately 3 percent of the present worth is estimated to come from helium sales.

MESA Royalty Trust
March 26, 1997
Page 6

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

                                          Submitted,

                                      /s/ DENNIS E. FAGERSTONE
                                          --------------------
                                          Dennis E. Fagerstone

                                  CONOCO INC.
                                 LETTER REPORT
                                     DATED
                                 MARCH 25, 1997
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1996
                                      FROM
                               CERTAIN PROPERTIES
                                    OWNED BY
                               MESA ROYALTY TRUST

                                                                   [CONOCO LOGO]
--------------------------------------------------------------------------------
 CONOCO INC.
                                                      P.O. Box 2197
                                                      Houston, TX  77252
March 25, 1997

Mesa Royalty Trust
Texas Commerce Bank
National Association (As Trustee)
600 Travis Street
Texas Commerce Tower
Suite 1150
Houston, Texas  77002


Re:   MESA ROYALTY TRUST RESERVES AS OF DECEMBER 31, 1996
      SAN JUAN BASIN PROPERTIES, NEW MEXICO


Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 1996 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a
10.29282 percent net royalty interest in certain San Juan Basin properties administered by Conoco.

Reserves in this report are expressed as Conoco net reserves and MRT net reserves. Conoco net reserves are defined as Conoco's net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1996. MRT net reserves are defined as that portion of the Conoco net reserves attributable to the interest owned by MRT.

Values shown herein are expressed in terms of future revenue, future cash flow, and present worth. Future revenue is that revenue which will accrue from production and sale of the estimated net reserves. Future cash flow is calculated by deducting estimated production and ad valorem taxes, operating and transportation expenses, capital costs, and abandonment costs from the future revenue. Federal income taxes are not taken into account in the preparation of these estimates. Present worth is defined as future cash flow discounted at a specified discount rate compounded monthly over the expected period of realization. A discount rate of 10 percent is used in this report.

Reserves attributable to the MRT interest are calculated by allocating to MRT a portion of the Conoco net reserves based on future cash flow. Because reserve volumes are estimated using future cash flow, a change in prices or costs will result in changes of reserves. Therefore, the MRT net reserves will vary if different price and cost assumptions are used.

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those which require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves as of December 31, 1996 are tabulated below.

===========================================================================
DEVELOPED + UNDEVELOPED    Conventional      Fruitland           Total
MRT NET PROVED RESERVES     Reservoirs     Coal Reservoirs   All Reservoirs
     SAN JUAN BASIN          12/31/96         12/31/96         12/31/96
===========================================================================

Natural Gas, MMcf                  10,736           2,916           13,652
---------------------------------------------------------------------------
Condensate, Mbbl                       42               0               42
---------------------------------------------------------------------------
Natural Gas Liquids, Mbbl             617              16              633
===========================================================================



===========================================================================
     DEVELOPED ONLY        Conventional      Fruitland           Total
MRT NET PROVED RESERVES     Reservoirs     Coal Reservoirs   All Reservoirs
     SAN JUAN BASIN          12/31/96         12/31/96         12/31/96
===========================================================================

Natural Gas, MMcf                  10,092           2,916           13,008
---------------------------------------------------------------------------
Condensate, Mbbl                       39               0               39
---------------------------------------------------------------------------
Natural Gas Liquids, Mbbl             580              16              596
===========================================================================

      Some tabulated totals may not agree due to rounding.


The above values for year end 1996 reflect natural gas shrinkage of 7.6 percent for conventional and Fruitland Coal reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids.

Product prices and operating costs used for year end 1996 are tabulated below. Prices and operating costs are held constant over the life of the properties.


==========================================
     PRODUCT PRICES          12/31/96
==========================================

Natural Gas, $ / Mcf                 3.13
------------------------------------------
Condensate, $ / bbl                 24.71
------------------------------------------
Natural Gas Liquids, $ / bbl        21.60
==========================================

================================================
       OPERATING COSTS                  12/31/96
================================================

Conventional Reservoirs, $/well/year     15,600
------------------------------------------------
Fruitland Coal Reservoirs, $/well/year   28,000
================================================



Revenue and cash flow values in this report are based on product prices for San Juan Basin effective in December 1996. The gas price excludes a transportation expense of $0.55/Mcf. The price also excludes combined production and ad valorem tax rates of 10.7 percent and 9.6 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes and transportation expenses are also excluded from the annual per well operating costs tabulated above.

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to Conoco net reserves as of December 31, 1996 is tabulated below. Capital costs are associated with projects required to produce undeveloped reserves and maintain existing production of developed reserves. All costs are year end 1996 estimates and not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.


===========================================================================
  CONOCO NET INTEREST      Conventional      Fruitland           Total
     SAN JUAN BASIN         Reservoirs     Coal Reservoirs   All Reservoirs
                             12/31/96         12/31/96         12/31/96
===========================================================================

Future Revenue, M$                835,151         175,079        1,010,230
---------------------------------------------------------------------------
Production and Ad Valorem          89,361          16,808          106,169
Taxes, M$
---------------------------------------------------------------------------
Operating and Transportation      261,280          44,600          305,880
Costs, M$
---------------------------------------------------------------------------
Abandonment Costs, M$               1,407             140            1,547
---------------------------------------------------------------------------
Capital Costs, M$                  16,948          21,500           38,448
---------------------------------------------------------------------------
Future BFIT Cash Flow, M$         466,155          92,031          558,186
---------------------------------------------------------------------------
Deficit Balance, M$                     0               0                0
---------------------------------------------------------------------------
Future BFIT Cash Flow Subject     466,155          92,031          558,186
to MRT Interest, M$
---------------------------------------------------------------------------
Present Worth @ 10%, M$           207,762          67,243          275,005
===========================================================================

      Some tabulated totals may not agree due to rounding.

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 1996 is tabulated below.


===========================================================================
MRT INTEREST (10.29282%)   Conventional      Fruitland           Total
     SAN JUAN BASIN         Reservoirs     Coal Reservoirs   All Reservoirs
                             12/31/96         12/31/96         12/31/96
===========================================================================

Future BFIT Cash Flow, M$          47,980           9,473           57,453
---------------------------------------------------------------------------
Present Worth @ 10%, M$            21,385           6,921           28,306
===========================================================================

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




Conoco Inc.
Reservoir Engineering and Reserves Tracking
Reservoir Technology Center

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

     Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $3.29 per Mcf for Hugoton properties and $3.13 per Mcf for San Juan Basin properties as of December 31,
1996) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 1996 was $1.83 per Mcf, representing a combination of contract prices and spot market prices.

     The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $70,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

     The working interest owners have advised the Trustee that there have been no events subsequent to December 31, 1996 that have caused a significant change in the estimated proved reserves referred to in the Reserve Reports.

INCOME, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Summary of Royalty Income, Production and Average Prices" under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information concerning the Trust's assets.

                                   CONTRACTS

HUGOTON FIELD

     Natural gas and natural gas liquids produced by Mesa from the Hugoton field and attributable to the Royalty accounted for approximately 80% of the Royalty income of the Trust during 1996.

     Mesa has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy and Noram Energy Services, Inc. During the first quarter of 1996, Mesa sold gas from the Hugoton field under a five month contract with WRI providing for WRI to purchase up to 25 MMcf per day of gas at market clearing prices determined monthly based on third party published index prices, plus five cents per MMbtu. Mesa has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in 1996 compared to 1995.

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

     Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 1996 through March 31, 1997, was 232 billion cubic feet of gas, compared with 242 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 13% of the Royalty income of the Trust during 1996. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a significant deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf, declined to $1.64 per Mcf in 1991 and improved to $2.04 per Mcf in 1993 but declined again to $1.57 per Mcf in 1995, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. However, the estimated annual average wellhead price for natural gas in 1996 increased to approximately $2.12 (based on the first eleven months of 1996). In addition, spot domestic natural gas prices have generally increased in early 1997 and currently are higher than gas prices in early 1996.

     Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in these periods. Because of the time lag between the date on which the working interest owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods.

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

FERC REGULATION

     The FERC has recently required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry. As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the business of the Working Interest Owners.

STATE AND OTHER REGULATION

     All of the jurisdictions in which the Trust has an interest in producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters. See "Contracts -- Hugoton Field" for a discussion of Mesa's allowables in the Hugoton Royalty Properties.

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels as the pipeline restructuring under Order 636 continues. For example, Oklahoma recently enacted a prohibition against discriminatory gathering rates, and certain Texas and Kansas regulatory officials have expressed interest in evaluating similar rules in their respective states.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of the Trust are traded on the New York Stock Exchange -- ticker symbol MTR. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1996, were as follows:

                                               1996                                  1995
                                -----------------------------------   -----------------------------------
QUARTER                           HIGH        LOW      DISTRIBUTION     HIGH        LOW      DISTRIBUTION
------------------------------  ---------  ---------   ------------   ---------  ---------   ------------
First.........................  $   40.63  $   38.75     $ 1.0574     $   43.50  $   40.50     $ 1.1372
Second........................  $   44.50  $   39.25     $  .8073     $   41.00  $   39.75     $  .9870
Third.........................  $   48.50  $   44.00     $  .9890     $   42.50  $   38.50     $  .7109
Fourth........................  $   47.00  $   45.50     $  .8379     $   41.00  $   38.00     $  .5842

     At March 20, 1997, the 1,863,590 units outstanding were held by 1,763 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            1996            1995            1994            1993            1992
                                       --------------  --------------  --------------  --------------  --------------
Royalty income.......................  $    7,669,020  $    5,941,088  $    6,927,776  $    5,866,029  $    3,124,236
Distributable income.................  $    7,689,372  $    5,957,482  $    6,967,277  $    5,876,975  $    3,021,875
Distributable income per unit........  $       4.1261  $       3.1967  $       3.7386  $       3.1536  $       1.6215
Total assets at year end.............  $   18,975,935  $   20,715,506  $   23,240,108  $   25,432,085  $   27,318,675

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

FINANCIAL REVIEW

  YEARS 1996 AND 1995

     The Trust's Royalty income was $7,669,020 in 1996, an increase of approximately 29%, as compared to $5,941,088 in 1995, primarily as a result of higher natural gas production and prices.

     Royalty income from the Hugoton Royalty Properties was $6,157,832 in 1996, an increase of approximately 36%, as compared to $4,517,569 in 1995, primarily as a result of increased natural gas production and prices.

     The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $2.02 per Mcf and $13.28 per barrel, respectively, in 1996 as compared to $1.48 per Mcf and $10.72 per barrel, respectively, in 1995. Net production attributable to the Hugoton Royalty was 2,006,444 Mcf of natural gas and 159,004 barrels of natural gas liquids in 1996 as compared with 1,882,578 Mcf of natural gas and 161,820 barrels of natural gas liquids in 1995.

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,511,188 in 1996 as compared to $1,423,519 in 1995. The increase in royalty income was due primarily to higher prices, offset in part by lower natural gas production. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in 1996 or 1995, as costs associated with the development drilling program from Royalty Properties in that state have not been fully recovered.

     The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $1.33 per Mcf and $13.97 per barrel, respectively, in 1996 compared with $1.19 per Mcf and $11.12 per barrel, respectively, in 1995. Net production attributable to the San Juan Basin Royalty was 749,222 Mcf of natural gas and 36,852 barrels of natural gas liquids, oil and condensate in 1996 as compared to 911,312 Mcf of natural gas and 30,225 barrels of natural gas liquids, oil and condensate in 1995.

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

     Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,423,519 in 1995 as compared to $1,997,279 in 1994 due primarily to lower natural gas production and prices. No Royalty income was received from MarkWest or Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in 1995 or 1994.

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

      SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                                    SAN JUAN BASIN               TOTAL
                                                        HUGOTON             ------------------------------    -----------
                                               -------------------------                        OIL,
                                                               NATURAL                       CONDENSATE
                                                                 GAS                         AND NATURAL
                                               NATURAL GAS    LIQUIDS(2)    NATURAL GAS    GAS LIQUIDS(2)     NATURAL GAS
                                               -----------    ----------    -----------    ---------------    -----------
Year ended December 31, 1996:
  The Trust's proportionate share of --
    Gross proceeds...........................  $5,274,074    $2,122,924     $3,292,237        $ 666,111       $8,566,311
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (13,075)        --          (296,530)         --              (309,605)
    Operating costs..........................  (1,214,307)      (11,784)    (1,981,941)        (151,389)      (3,196,248)
    Interest on cost carryforward............      --             --           (17,300)         --               (17,300)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................  $4,046,692    $2,111,140     $  996,466        $ 514,722       $5,043,158
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................  $     2.02    $    13.28     $     1.33        $   13.97       $     1.83
                                               ===========    ==========    ===========    ===============    ===========

  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
    to the Royalty paid......................   2,006,444       159,004        749,222           36,852        2,755,666
                                               ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1995:
  The Trust's proportionate share of --
    Gross proceeds...........................  $3,957,402    $1,747,635     $2,590,105       $ 494,985        $6,547,507
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (22,092)        --          (104,517)         --              (126,609)
    Operating costs..........................  (1,152,500)      (12,876)    (1,363,758)       (158,768)       (2,516,258)
    Interest on cost carryforward............      --             --           (34,528)         --               (34,528)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................  $2,782,810    $1,734,759     $1,087,302       $ 336,217        $3,870,112
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    1.48    $    10.72     $     1.19       $   11.12        $     1.39
                                               ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid.......................   1,882,578       161,820        911,312          30,225         2,793,890
                                               ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1994:
  The Trust's proportionate share of --
    Gross proceeds...........................  $4,472,631    $1,532,589     $3,766,012       $ 543,810        $8,238,643
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (23,072)        --          (299,728)         --              (322,800)
    Operating costs..........................  (1,042,164)       (9,487)    (1,808,935)       (173,613)       (2,851,099)
    Interest on cost carryforward............      --             --           (30,267)         --               (30,267)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................  $3,407,395    $1,523,102     $1,627,082       $ 370,197        $5,034,477
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    1.68    $     9.86     $     1.68       $   11.44        $     1.68
                                               ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid.......................   1,994,048       154,545        968,501          32,360         2,962,549
                                               ===========    ==========    ===========    ===============    ===========

                                                  TOTAL
                                               -----------
                                                   OIL,
                                                CONDENSATE
                                               AND NATURAL
                                               GAS LIQUIDS
                                               -----------
Year ended December 31, 1996:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,789,035
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (163,173)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,625,862
                                               ============
  Average sales price........................   $    13.41
                                               ============
  Net production volumes attributable             (Bbls)
    to the Royalty paid......................      195,856
                                               ============
Year ended December 31, 1995:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,242,620
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (171,644)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,070,976
                                               ============
  Average sales price........................   $    10.78
                                               ============
  Net production volumes attributable             (Bbls)
   to the Royalty paid.......................      192,045
                                               ============
Year ended December 31, 1994:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,076,399
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (183,100)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $1,893,299
                                               ============
  Average sales price........................   $    10.24
                                               ============
  Net production volumes attributable             (Bbls)
   to the Royalty paid.......................      186,905
                                               ============

     For a discussion of the method used to compute the net production volumes in the table above, see Note 6 in the Notes to Financial Statements.
------------

(1) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $456,198, $501,345 and $436,854 at December 31, 1996, 1995 and 1994,
    respectively. The cost carryforwards at December 31, 1996, 1995 and 1994 relate solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties -- San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2) Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in kind processing fee retained by Mesa and Conoco, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                            YEARS ENDED DECEMBER 31
                                                              ----------------------------------------------------
                                                                    1996              1995              1994
                                                              ----------------  ----------------  ----------------
Royalty income..............................................  $      7,669,020  $      5,941,088  $      6,927,776
Interest income.............................................            90,384            72,258            62,717
General and administrative expenses.........................           (70,032)          (55,864)          (23,216)
                                                              ----------------  ----------------  ----------------
Distributable income........................................  $      7,689,372  $      5,957,482  $      6,967,277
                                                              ================  ================  ================
Distributable income per unit...............................  $         4.1261  $         3.1967  $         3.7386
                                                              ================  ================  ================

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31
                                                                                ----------------------------------
                                                                                      1996              1995
                                                                                ----------------  ----------------
                                    ASSETS
Cash and short-term investments...............................................  $      1,542,261  $      1,075,495
Interest receivable...........................................................            19,137            13,172
Net overriding royalty interests in oil and gas properties....................        42,498,034        42,498,034
     Less: accumulated amortization...........................................       (25,083,497)      (22,871,195)
                                                                                ----------------  ----------------
Total assets..................................................................  $     18,975,935  $     20,715,506
                                                                                ================  ================
                         LIABILITIES AND TRUST CORPUS
Distributions payable.........................................................  $      1,561,398  $      1,088,667
Trust corpus (1,863,590 units of beneficial
  interest authorized and outstanding)........................................        17,414,537        19,626,839
                                                                                ----------------  ----------------
Total liabilities and trust corpus............................................  $     18,975,935  $     20,715,506
                                                                                ================  ================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                            YEARS ENDED DECEMBER 31
                                                              ----------------------------------------------------
                                                                    1996              1995              1994
                                                              ----------------  ----------------  ----------------
Trust corpus, beginning of year.............................  $     19,626,839  $     21,982,041  $     24,250,937
     Distributable income...................................         7,689,372         5,957,482         6,967,277
     Distributions to unitholders...........................        (7,689,372)       (5,957,482)       (6,967,277)
     Amortization of net overriding royalty interests.......        (2,212,302)       (2,355,202)       (2,268,896)
                                                              ----------------  ----------------  ----------------
Trust corpus, end of year...................................  $     17,414,537  $     19,626,839  $     21,982,041
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

        (d) the Trustee will make cash distributions to the unitholders in January, April, July and October each year as discussed more fully in
        Note 4; and

         (e) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $7,669,020 and $5,941,088 for the years 1996 and 1995, respectively.
        Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

         (f) MESA Inc., Conoco Inc. and Amoco (collectively the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 1996 have been derived by MESA Inc. based upon a reserve study made by independent petroleum engineers of the combined MESA Inc. and Trust interests in certain producing oil and gas properties in the Hugoton field of Kansas. Estimates of proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 1995 and 1994 are based on reserve reports prepared by MESA Inc. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

     Estimates of proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty Properties are based on a reserve report prepared by Conoco Inc. These estimates were prepared in accordance with SEC regulations and on a basis generally consistent with those used to derive the oil and gas reserves attributable to the Hugoton Royalty Properties.

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

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

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

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                                     OIL,
                                                  CONDENSATE
                                                     AND
                                                 NATURAL GAS
                                                   LIQUIDS         NATURAL GAS
                                                 ------------      -----------
                                                   (BBLS)             (MCF)
Proved Reserves:
  December 31, 1993...........................    1,344,585         41,319,169
     Revisions to previous estimates..........      454,487         10,719,834
     Production...............................     (186,905)        (2,962,549)
                                                 ------------      -----------
  December 31, 1994...........................    1,612,167         49,076,454
     Revisions to previous estimates..........      614,672         (2,766,523)
     Production...............................     (192,045)        (2,793,890)
                                                 ------------      -----------
  December 31, 1995...........................    2,034,794         43,516,041
     Revisions to previous estimates..........       33,843         (1,945,600)
     Production...............................     (195,856)        (2,755,666)
                                                 ------------      -----------
  December 31, 1996...........................    1,872,781         38,814,775
                                                 ============      ===========
Proved Developed Reserves:
  December 31, 1994...........................    1,586,767         48,685,654
                                                 ============      ===========
  December 31, 1995...........................    2,013,794         43,163,041
                                                 ============      ===========
  December 31, 1996...........................    1,832,781         38,170,775
                                                 ============      ===========

                                                   (FOOTNOTES ON FOLLOWING PAGE)

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

------------

o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 1996, 42,000 Bbls; 1995, 26,000 Bbls; 1994, 30,800 Bbls.

o The Hugoton Royalty represents 64%, 83% and 74% of the estimated proved oil, condensate and natural gas liquids reserves and 65%, 80% and 82% of the estimated proved natural gas reserves as of December 31 of 1996, 1995 and 1994, respectively.

         STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL
           AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                              DECEMBER 31
                                                                                       -------------------------
                                                                                           1996         1995
                                                                                       ------------  -----------
                                                                                            (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds.............................  $    278,242  $   180,123
Less the Trust's proportionate share of --
  Future operating costs.............................................................      (100,567)     (79,551)
  Future capital costs...............................................................        (5,729)      (2,278)
                                                                                       ------------  -----------
Future royalty income................................................................       171,946       98,294
Discount at 10% per annum............................................................       (90,477)     (54,922)
                                                                                       ------------  -----------
Standardized measure of future royalty income from
  proved oil and gas reserves........................................................  $     81,469  $    43,372
                                                                                       ============  ===========

          CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME
   FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                       DECEMBER 31
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Standardized measure at beginning of year..................................  $  43,372  $  46,324  $  53,094
                                                                             ---------  ---------  ---------
  Revisions of previous estimates and net changes in prices................     41,429     (1,643)    (5,151)
  Royalty income...........................................................     (7,669)    (5,941)    (6,928)
  Accretion of discount....................................................      4,337      4,632      5,309
                                                                             ---------  ---------  ---------
  Net changes in standardized measure......................................     38,097     (2,952)    (6,770)
                                                                             ---------  ---------  ---------
Standardized measure at end of year........................................  $  81,469  $  43,372  $  46,324
                                                                             =========  =========  =========

------------

o The Hugoton Royalty represents approximately 65% and 81% of the standardized measure of future royalty income for 1996 and 1995, respectively.

o Natural gas prices have declined significantly since December 31, 1996. Accordingly, the standardized measure of future royalty income from proved oil and gas reserves would be reduced if it was calculated in the first quarter of 1997.

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

(7) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       SUMMARIZED QUARTERLY RESULTS
                                                                            THREE MONTHS ENDED
                                                       ------------------------------------------------------------
                                                         MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                       -------------  -------------   -------------    ------------
1996:
  Royalty income.....................................  $   1,954,563  $   2,303,749     $1,862,495      $ 1,548,213
  Distributable income...............................  $   1,966,631  $   2,318,691     $1,842,649      $ 1,561,401
  Distributable income per unit......................  $      1.0553  $      1.2442     $    .9887      $     .8379
1995:
  Royalty income.....................................  $   2,102,914  $   1,442,140     $1,315,134      $ 1,080,900
  Distributable income...............................  $   2,119,343  $   1,424,631     $1,324,841      $ 1,088,667
  Distributable income per unit......................  $      1.1372  $       .7645     $    .7109      $     .5841

                                       31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TEXAS COMMERCE BANK NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA ROYALTY TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1996 and 1995, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1996 and 1995, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 3.

                                        /s/ ARTHUR ANDERSEN LLP
                                            -------------------
                                            Arthur Andersen LLP

Houston, Texas
March 26, 1997

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

                                                                                          AMOUNT
                                                                                        AND NATURE         PERCENT
            TITLE OF CLASS OF                          NAME AND ADDRESS                OF BENEFICIAL         OF
            VOTING SECURITIES                         OF BENEFICIAL OWNER              OWNERSHIP(1)         CLASS
-----------------------------------------  -----------------------------------------   -------------       -------
Units of Beneficial Interest.............  Alpine Capital, L.P.                           669,516(2)        35.93%
                                           201 Main Street, Suite 3100
                                           Fort Worth, Texas 76102
Units of Beneficial Interest.............  Beck, Mack & Oliver LLC                        302,190(3)        16.21%
                                           330 Madison Avenue
                                           New York, NY 10017

------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 9 dated July 22, 1996 of Alpine Capital, L.P. ("Alpine"), Robert W. Bruce III, Algenpar, Inc.,
    J. Taylor Crandall, The Anne T. Bass and Robert M. Bass Foundation, Anne T. Bass and Robert M. Bass, and from Form 4's filed by Alpine, Mr. Bruce, Algenpar, Inc. and Mr. Crandall on February 11, 1997. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Such number of units does not include 49,784 units (which constitutes approximately 2.7% of the 1,863,590 units outstanding) directly owned by The Anne T. Bass and Robert M. Bass Foundation (the "Foundation"). Mr. Bruce, by virtue of his position as a general partner of Alpine and as a principal of The Robert Bruce Management Co. Inc., which has shared dispositive power with respect to the 49,784 units owned by the Foundation, may be deemed to be a beneficial owner of the 669,516 units owned by Alpine and the 49,784 units owned by the Foundation. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is a general partner of Alpine, and as a director of the Foundation, may also be deemed to be a beneficial owner of the 669,516 units owned by Alpine and the 49,784 units owned by the Foundation.

(3) Information obtained from Schedule 13G dated January 21, 1997 of Beck, Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
Statements of Distributable Income...................................................................      26
Statements of Assets, Liabilities and Trust Corpus...................................................      26
Statements of Changes in Trust Corpus................................................................      26
Notes to Financial Statements........................................................................      27
Report of Independent Public Accountants.............................................................      32

     (A)(2) SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

     (A)(3) EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                              SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION       EXHIBIT
                                                                                               NUMBER          NUMBER
                                                                                            ------------       -------
      4(a)      *     Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated November 1,
                      1979...............................................................   2-65217             1(a)
      4(b)      *     Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
                      Commerce Bank, as Trustee, dated November 1, 1979..................   2-65217             1(b)
      4(c)      *     First Amendment to the Mesa Royalty Trust Indenture dated as of
                      March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December
                      31, 1984 of Mesa Royalty Trust)....................................    1-7884             4(c)
      4(d)      *     Form of Assignment of Overriding Royalty Interest, effective April
                      1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended
                      December 31, 1984 of Mesa Royalty Trust)...........................    1-7884             4(d)
      4(e)      *     Purchase and Sale Agreement, dated March 25, 1991, by and among
                      Mesa Limited Partnership, Mesa Operating Limited Partnership and
                      Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for
                      year ended December 31, 1991 of Mesa Royalty Trust)................    1-7884             4(e)
     27               Financial Data Schedule

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 1996.

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

                                          MESA ROYALTY TRUST

                                          By TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                          By /s/ PETE FOSTER
                                             ----------------------------
                                             Pete Foster
                                             Senior Vice President
                                             & Trust Officer

March 27, 1997

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

                                                                                          SEC FILE
                                                                                             OR
     EXHIBIT                                                                            REGISTRATION             EXHIBIT
     NUMBER                                                                                NUMBER                NUMBER
      4(a)      *     Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated November 1,
                      1979...............................................................   2-65217                1(a)
      4(b)      *     Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
                      Commerce Bank, as Trustee, dated November 1, 1979..................   2-65217                1(b)
      4(c)      *     First Amendment to the Mesa Royalty Trust Indenture dated as of
                      March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December
                      31, 1984 of Mesa Royalty Trust)....................................    1-7884                4(c)
      4(d)      *     Form of Assignment of Overriding Royalty Interest, effective April
                      1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended
                      December 31, 1984 of Mesa Royalty Trust)...........................    1-7884                4(d)
      4(e)      *     Purchase and Sale Agreement, dated March 25, 1991, by and among
                      Mesa Limited Partnership, Mesa Operating Limited Partnership and
                      Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for
                      year ended December 31, 1991 of Mesa Royalty Trust)................    1-7884                4(e)
     27               Financial Data Schedule