Form 10-Q
period 1997-03-30
MESA ROYALTY TRUST/TX
filed 1997-05-15
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (713) 216-6369
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of May 12, 1997 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1997           1996
                                       -------------  -------------
Royalty income.......................  $   3,862,915  $   1,954,563
Interest income......................         40,775         22,153
General and administrative expense...         (6,388)       (10,085)
                                       -------------  -------------
     Distributable income............  $   3,897,302  $   1,966,631
                                       =============  =============
     Distributable income per unit...  $      2.0912  $      1.0553
                                       =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         MARCH 31,       DECEMBER 31,
                                            1997             1996
                                        ------------     ------------
                                        (UNAUDITED)

               ASSETS
Cash and short-term investments......   $  3,856,527     $  1,542,261
Interest receivable..................         40,775           19,137
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (25,621,136)     (25,083,497)
                                        ------------     ------------
                                        $ 20,774,200     $ 18,975,935
                                        ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  3,897,302     $  1,561,398
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     16,876,898       17,414,537
                                        ------------     ------------
                                        $ 20,774,200     $ 18,975,935
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                            1997            1996
                                       --------------  --------------
Trust corpus, beginning of period....  $   17,414,537  $   19,626,839
     Distributable income............       3,897,302       1,966,631
     Distributions to unitholders....      (3,897,302)     (1,966,631)
     Amortization of net overriding
        royalty interest.............        (537,639)       (595,243)
                                       --------------  --------------
Trust corpus, end of period..........  $   16,876,898  $   19,031,596
                                       ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. The Hugoton Royalty Properties are operated by Mesa Operating Co., a subsidiary of MESA Inc.. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, the term "Mesa" generally refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1996 Annual Report on Form 10-K.

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

                                                      THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------
                                                   1997                           1996
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   4,040,974    $   955,482   $   2,197,169    $   678,660
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......        (68,433)       --             (104,419)       --
     Operating costs.................     (1,015,291)       (40,875)       (770,212)       (37,788)
     Interest on cost carryforward...         (8,942)       --               (8,847)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   2,948,308    $   914,607   $   1,313,691    $   640,872
                                       =============   ============   =============   ============
Average sales price..................  $        3.21    $     20.40   $        1.71    $     11.98
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        919,521         44,844         770,443         53,461
                                       =============   ============   =============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $446,878 and $488,161 at March 31, 1997 and March 31, 1996, respectively. The cost carryforward at March 31, 1997 and March 31, 1996 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 1997 was $3,897,302, representing $2.0912 per unit, compared to $1,966,631, representing $1.0553 per unit, in the first quarter ended March 31, 1996. Based on 1,863,590 units outstanding for each of the quarters ended March 31, 1997 and 1996, the per unit distributions were as follows:

                                         1997       1996
                                       ---------  ---------
January..............................  $   .5321  $   .2976
February.............................      .7948      .3738
March................................      .7643      .3839
                                       ---------  ---------
                                       $  2.0912  $  1.0553
                                       =========  =========

HUGOTON FIELD

     Mesa has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy and Noram Energy Services, Inc. During the winter heating season, Mesa sold gas to WRI pursuant to a five month contract. The contract provided for WRI to purchase up to 25 MMcf per day of gas at market clearing prices determined monthly based on third party published index prices, plus five cents per MMBtu. Mesa expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were substantially higher in the first quarter of 1997 compared to the first quarter of 1996.

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

     Royalty income attributable to the Hugoton Royalty increased to $2,470,129 in the first quarter of 1997, from $1,606,589 in the first quarter of 1996 primarily due to higher prices received for production of natural gas from the Hugoton Royalty Properties. The average price received in the first quarter of 1997 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.42 per Mcf and $20.47 per barrel, respectively, compared to $1.83 per Mcf and $12.04 per barrel, respectively, in the first quarter of 1996. Net production attributable to the Hogoton Royalty was 513,087 Mcf of natural gas and 34,031 barrels of natural gas liquids in the first quarter of 1997 as compared to 585,407 Mcf of natural gas and 44,460 barrels of natural gas liquids in the first quarter of 1996.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The
KCC has set the Hugoton field allowable for the period April 1, 1997 through September 30, 1997, at 223 billion cubic feet of gas, compared with 238 billion cubic feet of gas during the same period last year.

     On April 6, 1997, MESA Inc. signed a definitive agreement with Parker & Parsley Petroleum Company to merge and create Pioneer Natural Resources Company, the third largest independent oil and gas exploration and production company in the United States. The proposed transaction is subject to MESA Inc. and Parker & Parsley Petroleum Company stockholder approvals. There can be no assurance that this transaction will be completed or what the final terms or timing thereof will be. MESA Inc. has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,392,786 during the first quarter of 1997 as compared with royalty income of $347,974 in the first quarter of 1996. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the first quarter of 1997 or 1996, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 625,968 Mcf of natural gas and 12,799 barrels of natural gas liquids in the first quarter of 1997, compared to 185,036 Mcf of natural gas and 9,001 barrels of natural gas liquids in the first quarter of 1996. The average price received in the first quarter of 1997 for natural gas sold from the San Juan Basin Royalty Properties was $2.93 per Mcf, compared to $1.31 per Mcf during the same period in 1996.

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

     No distributions related to the Colorado portion of the San Juan Basin Royalty have been made since 1990, as the costs of the Fruitland Coal drilling in Colorado have not yet been recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

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
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                                  TEXAS COMMERCE BANK
                                          By      NATIONAL ASSOCIATION
                                                        TRUSTEE
                                          By /s/ PETE FOSTER
                                                 PETE FOSTER
                                                 SENIOR VICE PRESIDENT & TRUST
                                                   OFFICER

Date:  May 13, 1997

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