Form 10-Q
period 1997-06-30
MESA ROYALTY TRUST/TX
filed 1997-08-14
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     As of August 8, 1997 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------  ----------------------------
                                           1997           1996           1997           1996
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,648,915  $   2,303,749  $   5,511,830  $   4,258,312
Interest income......................         15,915         28,087         49,678         50,240
General and administrative expense...        (12,190)       (13,145)       (11,565)       (23,230)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,652,640  $   2,318,691  $   5,549,943  $   4,285,322
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .8868  $      1.2442  $      2.9780  $      2.2995
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,       DECEMBER 31,
                                            1997             1996
                                        ------------     ------------
                                        (UNAUDITED)

               ASSETS
Cash and short-term investments......   $  1,636,725     $  1,542,261
Interest receivable..................         15,915           19,137
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (26,101,548)     (25,083,497)
                                        ------------     ------------
                                        $ 18,049,126     $ 18,975,935
                                        ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,652,640     $  1,561,398
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     16,396,486       17,414,537
                                        ------------     ------------
                                        $ 18,049,126     $ 18,975,935
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ------------------------------  ------------------------------
                                            1997            1996            1997            1996
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $   16,876,898  $   19,031,596  $   17,414,537  $   19,626,839
     Distributable income............       1,652,640       2,318,691       5,549,943       4,285,322
     Distributions to unitholders....      (1,652,640)     (2,318,691)     (5,549,943)     (4,285,322)
     Amortization of net overriding
        royalty interest.............        (480,412)       (591,918)     (1,018,051)     (1,187,161)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   16,396,486  $   18,439,678  $   16,396,486  $   18,439,678
                                       ==============  ==============  ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP"), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co. ("Mesa"), a subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer") and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (formerly Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR")(collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties are operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                                                       THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1997                           1996
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   1,991,448    $   621,214   $   2,495,294    $   712,930
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......        (72,594)       --              (48,519)       --
     Operating costs.................       (843,368)       (38,938)       (802,203)       (44,906)
     Interest on cost carryforward...         (8,847)       --               (8,847)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................      1,066,639        582,276   $   1,635,725    $   668,024
                                       =============   ============   =============   ============
Average sales price..................  $        1.77    $     13.89   $        2.09    $     13.22
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        602,621         41,935         781,743         50,519
                                       =============   ============   =============   ============

                                                        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1997                           1996
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   6,032,327    $ 1,576,696   $   4,692,463    $ 1,391,590
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (141,027)       --             (152,938)       --
     Operating costs.................     (1,858,659)       (79,813)     (1,572,415)       (82,694)
     Interest on cost carryforward...        (17,694)       --              (17,694)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   4,014,947    $ 1,496,883   $   2,949,416    $ 1,308,896
                                       =============   ============   =============   ============
Average sales price..................  $        2.53    $     17.22   $        1.89    $     12.59
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................      1,581,289         86,921       1,559,315        104,000
                                       =============   ============   =============   ============

------------
(1) Gross Proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $455,725 and $496,008 at June 30, 1997 and June 30, 1996, respectively. The cost carryforward at June 30, 1997 and June 30, 1996 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     The distributable income of the Trust includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 1997 was $1,652,640, representing $.8868 per unit, compared to $2,318,691, representing $1.2442 per unit, for the quarter ended June 30, 1996. Based on 1,863,590 units outstanding for the quarters ended June 30, 1997 and 1996, respectively, the per unit distributions were as follows:

                                         1997       1996
                                       ---------  ---------
April................................  $   .3958  $   .4488
May..................................      .2219      .4350
June.................................      .2691      .3604
                                       ---------  ---------
                                       $   .8868  $  1.2442
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy, Amoco and Noram Energy Services, Inc. PNR expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 1997 compared to the second quarter of 1996.

     In June 1994, PNR entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR has agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996.

     Royalty income attributable to the Hugoton Royalty decreased to $1,059,859 in the second quarter of 1997, as compared to $1,949,736 in the second quarter of 1996 primarily due to increased 1996 production from compression added in 1995 in the Hugoton field. Production in 1996 was higher because of this added compression and is now declining naturally. The average price received in the second quarter of 1997 for natural gas sold from the Hugoton field was $1.77 per Mcf, compared to $2.36 per Mcf during the same period in 1996. In addition, net production attributable to the Hugoton Royalty decreased to 347,723 Mcf of natural gas and 32,086 barrels of natural gas liquids in the second quarter of 1997 compared to 604,465 Mcf of natural gas and 40,092 barrels of natural gas liquids in the second quarter of 1996. The decrease in natural gas production was partially attributable to higher than normal rates in 1996 resulting from the added compression.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The
KCC has set the Hugoton field allowable for the period April 1, 1997 through September 30, 1997, at 223 billion cubic feet of gas, compared with 238 billion cubic feet of gas during the same period last year.

     On August 7, 1997, MESA Inc. and Parker & Parsley Petroleum Company merged to create Pioneer Natural Resources Company, the third largest independent oil and gas exploration and production company in the United States. Pioneer has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $589,056 during the second quarter of 1997 as compared with $354,013 in the second quarter of 1996. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the second quarter of 1997 or 1996, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 254,898 Mcf of natural gas and 9,849 barrels of natural gas liquids in the second quarter of 1997 as compared to 177,278 Mcf of natural gas and 10,427 barrels of natural gas liquids in the second quarter of 1996. The average price received in the second quarter of 1997 for natural gas sold from the San Juan Basin was $1.77 per Mcf, compared to $1.18 per Mcf during the same period in 1996.

     The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 35% of the Trust's reserves. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Distributable income increased to $5,511,830 for the six months ended June 30, 1997 from $4,285,322 for the same period in 1996.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties decreased to $3,529,988 for the six months ended June 30, 1997 from $3,556,325 for the same period in 1996 primarily due to lower natural gas sales volumes sold at higher prices and lower NGL sales volumes offset by higher prices from the Hugoton Royalty Properties. The average price received in the first six months of 1997 for natural gas sold from the Hugoton field was $2.66 per Mcf, compared to $2.09 per Mcf during the same period in 1996.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $1,981,842 for the first six months of 1997 compared to $701,987 in the first six months of 1996 primarily as a result of increased natural gas prices. The average price received in the first six months of 1997 for natural gas sold from the San Juan Basin was $2.38 per Mcf, compared to $1.24 per Mcf during the same period in 1996. No royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 1997 and 1996, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 1997.

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

Date:  August 13, 1997

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.