Form 10-Q
period 1997-09-30
MESA ROYALTY TRUST/TX
filed 1997-11-13
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER: 1-7884

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of November 10, 1997 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ----------------------------  ----------------------------
                                           1997           1996           1997           1996
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,698,336  $   1,862,495  $   7,210,166  $   6,120,807
Interest income......................         20,908         21,007         77,599         71,247
General and administrative expense...        (14,750)       (40,853)       (33,328)       (64,083)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,704,494  $   1,842,649  $   7,254,437  $   6,127,971
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .9146  $       .9887  $      3.8927  $      3.2883
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1997             1996
                                        -------------    ------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......    $  1,683,586     $ 1,542,261
Interest receivable..................          20,908          19,137
Net overriding royalty interest in
  oil and gas properties.............      42,498,034      42,498,034
Accumulated amortization.............     (26,612,424)    (25,083,497)
                                        -------------    ------------
                                         $ 17,590,104     $18,975,935
                                        =============    ============


    LIABILITIES AND TRUST CORPUS
Distributions payable................    $  1,704,494     $ 1,561,398
Trust corpus (1,863,590 units of
  beneficial interest authorized
   and outstanding)..................      15,885,610      17,414,537
                                        -------------    ------------
                                         $ 17,590,104     $18,975,935
                                        =============    ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1997            1996            1997            1996
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of
  period.............................  $   16,396,486  $   18,439,678  $   17,414,537  $   19,626,839
     Distributable income............       1,704,494       1,842,649       7,254,437       6,127,971
     Distributions to
        unitholders..................      (1,704,494)     (1,842,649)     (7,254,437)     (6,127,971)
     Amortization of net overriding
        royalty interest.............        (510,876)       (512,667)     (1,528,927)     (1,699,828)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   15,885,610  $   17,927,011  $   15,885,610  $   17,927,011
                                       ==============  ==============  ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited
Partnership ("MLP"), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co. ("MESA"), a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties are operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

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

          (c) Trust general and administration expenses, net of reimbursements, are recorded in the month they accrue;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

     On August 7, 1997, MESA Inc. and Parker & Parsley Petroleum Company merged to create Pioneer Natural Resources Company, one of the largest independent oil and gas exploration and production company in the United States. Pioneer has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

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

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1997                          1996
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross
  Proceeds(1)........................  $  2,101,854    $   556,531   $  2,161,742    $   647,091
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (88,915)       --             (34,115)       --
     Operating costs.................      (821,280)       (41,008)      (862,671)       (41,298)
     Interest on cost carryforward...        (8,846)       --              (8,254)       --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  1,182,813    $   515,523   $  1,256,702    $   605,793
                                       ============   ============   ============   ============
Average sales price..................  $       1.91    $     12.67   $       1.83    $     13.22
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................       620,316         40,688        685,802         45,804
                                       ============   ============   ============   ============

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1997                          1996
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $  8,134,181    $ 2,133,227   $  6,854,205    $ 2,038,681
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......      (229,942)       --            (187,053)       --
     Operating costs.................    (2,679,939)      (120,821)    (2,435,086)      (123,992)
     Interest on cost carryforward...       (26,810)       --             (25,948)       --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  5,197,760    $ 2,012,406   $  4,206,118    $ 1,914,689
                                       ============   ============   ============   ============
Average sales price..................  $       2.34    $     15.74   $       1.88    $     12.77
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................     2,222,958        127,859      2,233,191        149,907
                                       ============   ============   ============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $464,570 and $467,784 at September 30, 1997 and September 30, 1996, respectively. The cost carryforward at September 30, 1997 and September 30, 1996 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     The distributable income of the Trust for a period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 1997 was $1,704,494, representing $.9146 per unit, compared to $1,842,649, representing $.9887 per unit, in the third quarter of 1996. Based on 1,863,590 units outstanding for the quarters ended September 30, 1997 and 1996, respectively, the per unit distributions were as follows:

                                          1997       1996
                                       ---------  ---------
July.................................  $   .3012  $   .3361
August...............................      .3156      .3153
September............................      .2978      .3373
                                       ---------  ---------
                                       $   .9146  $   .9887
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

     In June 1994, PNR entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Santanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996.

     Royalty income attributable to the Hugoton Royalty decreased to $1,158,353 in the third quarter of 1997 as compared to $1,526,343 in the third quarter of 1996 primarily due to lower natural gas prices coupled with increased 1996 production from compression added in 1995 in the Hugoton field. Production in 1996 was higher because of this added compression and is now declining naturally. The average price received in the third quarter of 1997 for natural gas sold from the Hugoton Royalty properties was $1.94 per Mcf, compared to $2.04 per Mcf during the same period in 1996. Net production attributable to the Hugoton Royalty was 391,305 Mcf of natural gas and 31,509 barrels of natural gas liquids in the third quarter of 1997 as compared to 509,103 Mcf of natural gas and 37,321 barrels of natural gas liquids in the third quarter of 1996. The decrease in natural gas production was attributable to higher than normal rates in 1996 resulting from the added compression.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period October 1, 1997 through March 31, 1998, at 222 billion cubic feet of gas, compared with 232 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in New Mexico was $539,983 during the third quarter of 1997 as compared with $336,152 in the third quarter of 1996. The increase in San Juan Basin royalty income between the third quarter of 1997 and the third quarter of 1996 was primarily a result of higher natural gas prices. The average price received in the third quarter of 1997 for natural gas sold from the San Juan Basin Royalty Properties was $1.85 per Mcf, compared to $1.23 per Mcf during the same period in 1996. Net production attributable to the San Juan Basin Royalty was 229,011 Mcf of natural gas and 9,179 barrels of natural gas liquids in the third quarter of 1997 compared to 176,699 Mcf of natural gas and 8,483 barrels of natural gas liquids in the third quarter of 1996. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the third quarter of 1997 or 1996, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered.

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

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Distributable income increased to $7,254,437 for the nine months ended September 30, 1997 as compared to $6,127,971 for the same period in 1996 due primarily to higher natural gas prices.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties decreased to $4,688,341 for the nine months ended September 30, 1997, from $5,082,668 for the same period in 1996 primarily due to lower production partially offset by higher natural gas prices. The average price received in the first nine months of 1997 for natural gas sold from the Hugoton Royalty Properties increased to $2.43 per Mcf, compared to $2.10 per Mcf during the same period in 1996. In addition, net production attributable to the Hugoton Royalty Properties decreased to 1,295,554 Mcf of natural gas and 97,663 barrels of natural gas liquids in the first nine months of 1997 compared to 1,693,765 Mcf of natural gas and 121,976 barrels of natural gas liquids in the first nine months of 1996.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $2,521,825 for the first nine months of 1997 from $1,038,140 in royalty income in the first nine months of 1996 primarily as a result of increased natural gas production. Net production attributable to the San Juan Basin Royalty Properties was 927,404 Mcf of natural gas and 30,196 barrels of natural gas liquids in the first nine months of 1997 compared to 539,426 Mcf of natural gas and 27,931 barrels of natural gas liquids in the first nine months of 1996. The average price received in the first nine months of 1997 for natural gas sold from the San Juan Basin Royalty Properties was $2.21 per Mcf, compared to $1.24 per Mcf during the same period in 1996. No royalty income was received from the Colorado San Juan Basin Royalty Properties for the first nine months of 1997 or 1996, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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

                                                                                                 SEC FILE
                                                                                                    OR
                                                                                               REGISTRATION    EXHIBIT
                                                                                                  NUMBER       NUMBER
                                                                                               ------------    -------
 4(a)        *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
              Commerce Bank National Association, as Trustee, dated November 1,
              1979....................................................................      2-65217          1(a)

 4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
              Commerce Bank, as Trustee, dated November 1, 1979.......................      2-65217          1(b)

 4(c)        *First Amendment to the Mesa Royalty Trust Indenture dated as of March
              14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of
              Mesa Royalty Trust).....................................................       1-7884          4(c)

 4(d)        *Form of Assignment of Overriding Royalty Interest, effective April 1,
              1985, from Texas Commerce Bank National Association, as Trustee, to MTR
              Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984
              of Mesa Royalty Trust)..................................................       1-7884          4(d)

 4(e)        *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa
              Limited Partnership, Mesa Operating Limited Partnership and Conoco, as
              amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended
              December 31, 1991 of Mesa Royalty Trust)................................       1-7884          4(e)

10(h)        *Gas Transportation Agreement dated as of June 14, 1994 by and between
              Mesa Operating Co. and Western Resources, Inc. (Exhibit 10(h) to Form
              10-Q for quarter ended March 31, 1995 of Mesa Royalty Trust)............       1-7884         10(h)

   27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                             TEXAS COMMERCE BANKEEEEE
                                          By NATIONAL ASSOCIATION
                                                     TRUSTEE

                                          By /s/ PETE FOSTER
                                                 Pete Foster
                                                 SENIOR VICE PRESIDENT & TRUST
                                                 OFFICER

Date:  November 13, 1997

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

                                                                                                 SEC FILE
                                                                                                    OR
                                                                                               REGISTRATION    EXHIBIT
EXHIBIT NO.                  DESCRIPTION                                                          NUMBER       NUMBER
-----------                  -----------                                                       ------------    -------
 4(a)        *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
              Commerce Bank National Association, as Trustee, dated November 1,
              1979....................................................................      2-65217          1(a)

 4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
              Commerce Bank, as Trustee, dated November 1, 1979.......................      2-65217          1(b)

 4(c)        *First Amendment to the Mesa Royalty Trust Indenture dated as of March
              14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of
              Mesa Royalty Trust).....................................................       1-7884          4(c)

 4(d)        *Form of Assignment of Overriding Royalty Interest, effective April 1,
              1985, from Texas Commerce Bank National Association, as Trustee, to MTR
              Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984
              of Mesa Royalty Trust)..................................................       1-7884          4(d)

 4(e)        *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa
              Limited Partnership, Mesa Operating Limited Partnership and Conoco, as
              amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended
              December 31, 1991 of Mesa Royalty Trust)................................       1-7884          4(e)

10(h)        *Gas Transportation Agreement dated as of June 14, 1994 by and between
              Mesa Operating Co. and Western Resources, Inc. (Exhibit 10(h) to Form
              10-Q for quarter ended March 31, 1995 of Mesa Royalty Trust)............       1-7884         10(h)

   27        Financial Data Schedule