Form 10-K
period 1997-12-31
MESA ROYALTY TRUST/TX
filed 1998-03-30
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-7884

                               MESA ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                        74-6284806
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
          CHASE BANK OF TEXAS,
          NATIONAL ASSOCIATION
        CORPORATE TRUST DIVISION
             712 MAIN STREET
             HOUSTON, TEXAS                                       77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-6369
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                WHICH REGISTERED
 UNITS OF BENEFICIAL INTEREST                         NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1998, of $45.50 was approximately $84,793,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1998, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

     Documents Incorporated By Reference: None.

                               TABLE OF CONTENTS

                                     PART I

                                                                                            PAGE
Item  1.   Business.........................................................................  1
           Description of the Trust.........................................................  1
           Description of the Units.........................................................  2
           Description of Royalty Properties................................................  5
           Contracts........................................................................ 21
           Regulation and Prices............................................................ 22
Item  2.   Properties....................................................................... 23
Item  3.   Legal Proceedings................................................................ 23
Item  4.   Submission of Matters to a Vote of Security Holders.............................. 23

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Unitholder Matters......... 24
Item  6.   Selected Financial Data.......................................................... 24
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................... 24
Item  8.   Financial Statements and Supplementary Data...................................... 28
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................... 35

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............................... 35
Item 11.   Executive Compensation........................................................... 35
Item 12.   Security Ownership of Certain Beneficial Owners and Management................... 35
Item 13.   Certain Relationships and Related Transactions................................... 36

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................. 36
SIGNATURES.................................................................................. 37

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

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Chase Bank of Texas National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is (713) 216-6369.

     The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties are operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the New Mexico San Juan Basin Royalty Properties and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

     The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $9,287,406 and $7,669,020 for the years 1997 and 1996, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The brief summary set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

                            DESCRIPTION OF THE UNITS

     Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 20, 1998.

DISTRIBUTIONS

     The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date") which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1 1/2% below the prime rate charged by Chase Bank of Texas, National Association or the interest rate which Chase Bank of Texas, National Association pays in the normal course of business on amounts placed with it, whichever is greater.

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

  INCOME AND DEPLETION

     Royalty income, net of depletion and severance taxes, is treated as portfolio income, and subject to certain exceptions and transitional rules, royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset. For units sold on or prior to May 6, 1997, such capital gain will be long-term if such unitholder's holding period exceeded one year as of the date of sale or exchange. The Taxpayer Relief Act of 1997 reduced the maximum capital gains rate to 20% for capital assets sold after May 6, 1997, but the holding period necessary to qualify for the reduced rate increased to eighteen months effective for sales after July 28, 1997. A special "mid-term" rate (generally 28%) applies to capital assets sold after July 28, 1997 with a holding period over one year but not over eighteen months. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1997

                                                                                  PRODUCING GAS
                                                      PRODUCING ACRES(1)           WELLS(1)(2)
                                                     --------------------        ----------------
                                                      GROSS         NET          GROSS       NET
                                                     -------      -------        -----      -----
Hugoton Area (Kansas)(3)..........................   103,364      103,114         466       465.5
San Juan Basin (Northwestern New Mexico and
  Southwestern Colorado)..........................    40,716       31,328         371       189.7
                                                     -------      -------        -----      -----
           Total..................................   144,080      134,442         837       655.2
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

HUGOTON

     The principal property interest conveyed to the Trust accounts for approximately 64% of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

SAN JUAN BASIN

     The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 36% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. See "Description of the Trust". The
San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SAN JUAN BASIN FRUITLAND COAL DRILLING

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 1997, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of such wells,

42 (24.6 net) have been successfully completed, of which 37 (21.7 net) are currently producing at a combined rate of 73.4 (39.8 net) MMcf per day.

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

RESERVES

     The proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 1997 have been derived by PNR based upon a reserve study made by Williamson Petroleum Consultants, Inc. of the combined PNR and Trust interests in certain producing oil and gas properties in the Hugoton field of Kansas. The following letter relating to the "Reserves and Revenue as of December 31, 1997 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study, and references to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

     A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 1997 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") on page 15 regarding such properties reflects estimated reserve quantities.

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

                                 [PIONEER LOGO]

                                 SUMMARY REPORT
                                DATED MARCH 1998

                                       ON

                              RESERVES AND REVENUE
                            AS OF DECEMBER 31, 1997

                            FROM CERTAIN PROPERTIES
                                    OWNED BY

                               MESA ROYALTY TRUST

                              [PIONEER LETTERHEAD]

March 17, 1998


MESA Royalty Trust
Chase Bank of Texas, N.A. (as Trustee)
Chase Tower, Suite 1150
600 Travis Street
Houston, TX   77002

Ladies and Gentlemen:

     Pursuant to your request, we have prepared estimates, as of December 31, 1997, of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a
10.29282 percent net royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

     The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

     Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1997. Net reserves are defined as that portion of the gross reserves attributable to the interest owned by the Trust after deducting royalties and other interests owned by others.

     Values shown herein are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated production taxes, ad valorem taxes, operating expenses, and capital costs for the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. In this report, present worth values using a discount rate of 10 percent are reported.

MESA Royalty Trust
March 17, 1998
Page 2


     Reserves and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. These calculations were made annually in aggregate for the Trust properties. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282 percent to arrive at the future net revenue of the Trust; if the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance, as of December 31, 1997, was zero and no deficit is estimated for the life of the properties.

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

     The development status shown herein represents the status applicable on December 31, 1997. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 1997 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1997 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 1997. In these fields, this required that the production rates be estimated for up to six months since production data for certain properties were available only through June 1997.

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

MESA Royalty Trust
March 17, 1998
Page 3

     o PROVED-- Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analysis and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest know structural occurrence of hydrocarbons.

     o DEVELOPED -- Reserves that are recoverable from existing wells with current operating methods and expenses.

             Development reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

     o UNDEVELOPED-- Reserves that are recoverable from additional wells yet to be drilled.

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

     Reserves recoverable by enhanced recovery methods, such as injection of external fluids to provide energy not inherent in the reservoirs, may be classified as proved development or proved undeveloped reserves depending upon the extent to which such enhanced recovery methods are in operation. These reserves are considered to be proved only in cases where a successful fluid-injection program is in operation, a pilot program indicates successful fluid injection, or information is available concerning the successful application of such methods in the same reservoir and it is reasonably certain that the program will be implemented.

     Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Because it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

MESA Royalty Trust
March 17, 1998
Page 4

     Estimates of the net proved reserves attributable to the Trust, as of December 31, 1997, are as follows:

TOTAL PROVED RESERVES:
     Natural Gas (Mcf)...........................                 23,236,400
     Helium (Mcf)................................                     64,725
     Natural Gas Liquids (bbl)...................                  1,028,509

PROVED DEVELOPED RESERVES:
     Natural Gas (Mcf)...........................                 23,236,400
     Helium (Mcf)................................                     64,725
     Natural Gas Liquids (bbl)...................                  1,028,509

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

     The KCC held hearings from August 1992 to September 1993 to consider changes to the methods in which fieldwide allowables are allocated among individual wells within the Hugoton field. Specifically, the KCC considered proposals from various producers to amend calculations of well deliverability, the allocation of allowables for infilled units, and the make up of underages from prior periods. On February 2, 1994, the KCC issued an order, effective as of April 1, 1994, establishing new field rules which modify the formulas and calculations used to allocate allowables among wells in the field. The standard pressure used in each well's calculated deliverability was reduced by 35%, greatly benefitting Pioneer's high deliverability wells. Also, the new rules assign a 30% greater allowable to 640-acre units with infill wells than similar units without infill wells. Essentially all of Pioneer's Hugoton infill wells have been drilled, resulting in an increase to Pioneer in assigned allowables beginning in April 1994. The new field rules allow Hugoton producers to make up pre-1994 canceled underages over a 10-year period.

     Pioneer is continuing to upgrade the well-gathering system, which improves deliverability of the wells. This increase in deliverability and the associated costs have been incorporated in the estimates included herein.

     Gas volumes shown herein are expressed at standard conditions of 60 degrees Fahrenheit and at 14.65 pounds per square inch absolute. Gross volumes are reported as wet gas and the net volumes are reported as gas sales; however, neither the gross or net volumes were reduced for plant fuel usage, which is estimated to be 8.9 billion cubic feet of gross wet gas. The value of this fuel is deducted as part of the plant operating costs.

MESA Royalty Trust
March 17, 1998
Page 5

     Revenue values in this report were estimated using current prices and costs. Future prices were estimated using guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

     The assumptions used for estimating future prices and costs are as follows:

     o NATURAL GAS PRICES-- Gas prices were held constant for the life of the properties.

     o NATURAL GAS LIQUIDS AND HELIUM PRICES -- Natural gas liquids and helium prices were held constant for the life of the properties.

     o OPERATING AND CAPITAL COSTS -- Estimates of operating costs based on current costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1997 values and were not adjusted for inflation.

     A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Trust interest, as of December 31, 1997, is as follows:

COMBINED INTEREST:
     Future Gross Revenue ($).................................    1,049,753,859
     Production Taxes ($).....................................      (42,122,427)
     Ad Valorem Taxes ($).....................................      (56,714,528)
     Operating Costs ($)......................................      (93,305,784)
     Capital Costs ($)........................................      (11,884,918)
                                                                  -------------

     Future Net Revenue ($) (1)...............................      845,726,201

     Net Revenue Attributable to Plant Interests ($)..........      (69,303,980)
     Overhead ($).............................................     (158,398,115)
     Deficit Balance and Interest on Deficit ($)..............           --
                                                                  -------------

     Revenue Subject to Net Profits Interest ($) (1)..........      618,024,106

TRUST INTEREST:
     Future Net Revenue ($) (1)...............................       63,612,109
     Present Worth at 10 Percent ($) (1)......................       31,281,988

--------
     (1)Future income tax expenses were not taken into account in the preparation of these estimates. Approximately 2 percent of the present worth is estimated to come from helium sales.

MESA Royalty Trust
March 17, 1998
Page 6

     In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30 (a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the Financial Accounting Standards Board and Rules 4-10 (a)
(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the Securities and Exchange Commission; provided, however, (I) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) minor amounts of revenue from helium produced with the natural gas are included herein.

     To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of our report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefore.

                                   Submitted,



                                   /s/JOHN V. PETERS
                                   John V. Peters

                                  CONOCO INC.
                                 LETTER REPORT
                                     DATED
                                 MARCH 25, 1998
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1997
                                      FROM
                               CERTAIN PROPERTIES
                                    OWNED BY
                               MESA ROYALTY TRUST

                              [CONOCO LETTERHEAD]

March 27, 1998

Mesa Royalty Trust
Chase Bank of Texas
National Association (As Trustee)
600 Travis Street
Chase Tower Houston
Suite 1150
Houston, Texas  77002


Re:    MESA ROYALTY TRUST RESERVES AS OF DECEMBER 31, 1997
       SAN JUAN BASIN PROPERTIES, NEW MEXICO


Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 1997 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a
10.29282 percent net royalty interest in certain San Juan Basin properties administered by Conoco.

Reserves in this report are expressed as Conoco net reserves and MRT net reserves. Conoco net reserves are defined as Conoco's net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1997. MRT net reserves are defined as that portion of the Conoco net reserves attributable to the interest owned by MRT.

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

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those which require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 1997 are tabulated below along with the MRT net reserves and production reported last year for comparison.

=================================================================================================================================
 DEVELOPED + UNDEVELOPED                   Conventional                     Fruitland                           Total
 MRT NET PROVED RESERVES                    Reservoirs                   Coal Reservoirs                    All Reservoirs
     SAN JUAN BASIN
                                   ----------------------------------------------------------------------------------------------
                                     12/31/96      12/31/97         12/31/96         12/31/97          12/31/96         12/31/97
=================================================================================================================================
Natural Gas, MMcf                    10,736        10,982            2,916            1,322            13,652           12,304
---------------------------------------------------------------------------------------------------------------------------------
Condensate, Mbbl                         42            24                0                0                42               24
---------------------------------------------------------------------------------------------------------------------------------
Natural Gas Liquids, Mbbl               617           626               16                8               633              634
=================================================================================================================================
                  Some tabulated totals may not agree due to rounding.


===============================================================================================================================
      DEVELOPED ONLY                       Conventional                   Fruitland                            Total
 MRT NET PROVED RESERVES                    Reservoirs                 Coal Reservoirs                    All Reservoirs
      SAN JUAN BASIN
                                  ---------------------------------------------------------------------------------------------
                                     12/31/96       12/31/97       12/31/96        12/31/97          12/31/96          12/31/97
===============================================================================================================================

Natural Gas, MMcf                    10,092         10,688          2,916           1,322            13,008            12,010
-------------------------------------------------------------------------------------------------------------------------------
Condensate, Mbbl                         39             23              0               0                39                23
-------------------------------------------------------------------------------------------------------------------------------
Natural Gas Liquids, Mbbl               580            608             16               8               596               616
===============================================================================================================================

                  Some tabulated totals may not agree due to rounding.


The above values for year end 1997 reflect natural gas shrinkage of 8.3 percent for conventional and 7.7 percent for Fruitland Coal reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids.

Total reserves for all reservoirs have decrease for 1997 due to lower product prices and continued production of Fruitland Coal reserves. However, an increase in the reserves of the conventional reservoirs is attributed to drilling, performance additions, remedial work, and surface/downhole equipment projects.

Product prices and operating costs used for year end 1997 are tabulated below along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties.


===============================================================
  PRODUCT PRICES                  12/31/96           12/31/97
===============================================================

Natural Gas, $/Mcf                    3.13               2.10
---------------------------------------------------------------
Condensate, $/bbl                    24.71              16.74
---------------------------------------------------------------
Natural Gas Liquids, $/bbl           21.60              12.86
===============================================================

=====================================================================================================
                                          Net Active                         OPERATING COSTS
  OPERATING COSTS                        Completions                          ($/WELL/YEAR)
                                  -------------------------------------------------------------------
                                  12/31/96           12/31/97          12/31/96            12/31/97
=====================================================================================================
Conventional Reservoirs                361                406            15,600              16,300
-----------------------------------------------------------------------------------------------------
Fruitland Coal Reservoirs               36                 14            28,000              45,700
=====================================================================================================

Revenue and cash flow values in this report are based on product prices for San Juan Basin effective in December 1997. The gas price excludes a transportation expense of $0.57 per Mcf. The price also excludes combined production and ad valorem tax rates of 14.5 percent and 9.5 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes and transportation expenses are also excluded from the annual per well operating costs tabulated above.

Although this year's product prices are weak, conventional gas remedial programs are not expected to decline resulting in operating costs similar to historical averages.

Operating costs for Fruitland Coal gas wells are significantly higher than historical averages. The current total operating costs associated with Fruitland coal reservoirs is approximately the same as 1996, due to ongoing remedial activity and fixed expenses associated with wellhead compression. But, the number of active completions has been reduced by 60 percent, resulting in a higher per well operating cost for the remaining producing wells.

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to Conoco's net reserves as of December 31, 1997 is tabulated below along with what was reported last year for comparison. Capital costs are associated with projects required to produce undeveloped reserves and maintain existing production of developed reserves. All costs are year end 1997 estimates and not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

================================================================================================================================
                                            Conventional                     Fruitland                         Total
 CONOCO NET INTEREST                         Reservoirs                   Coal Reservoirs                  All Reservoirs
   SAN JUAN BASIN
                                     -------------------------------------------------------------------------------------------
                                       12/31/96     12/31/97         12/31/96        12/31/97          12/31/96       12/31/97
================================================================================================================================
Future Revenue, M$                      835,151      580,104          175,079          80,885         1,010,230        660,989
--------------------------------------------------------------------------------------------------------------------------------
Production and Ad Valorem                89,361       84,115           16,808           7,687           106,169         91,802
Taxes, M$
--------------------------------------------------------------------------------------------------------------------------------
Operating and Transportation            261,280      180,635           44,600          29,019           305,880        209,654
Costs, M$
--------------------------------------------------------------------------------------------------------------------------------
Abandonment Costs, M$                     1,407        1,544              140              54             1,547          1,598
--------------------------------------------------------------------------------------------------------------------------------
Capital Costs, M$                        16,948        7,732           21,500          16,187            38,448         23,919
--------------------------------------------------------------------------------------------------------------------------------
Future BFIT Cash Flow, M$               466,155      306,078           92,031          27,938           558,186        334,016
--------------------------------------------------------------------------------------------------------------------------------
Deficit Balance, M$                           0            0                0               0                 0              0
--------------------------------------------------------------------------------------------------------------------------------
Future BFIT Cash Flow                   466,155      306,078           92,031          27,938           558,186        334,016
Subject to MRT Interest, M$
--------------------------------------------------------------------------------------------------------------------------------
Present Worth @ 10%, M$                 207,762      129,541           67,243          23,454           275,005        152,995
================================================================================================================================

                  Some tabulated totals may not agree due to rounding.


A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 1997 is tabulated below along with what was reported last year for comparison.

==========================================================================================================================
                                       Conventional                    Fruitland                          Total
  MRT INTEREST (10.29282%)              Reservoirs                  Coal Reservoirs                   All Reservoirs
      SAN JUAN BASIN
                                ------------------------------------------------------------------------------------------
                                  12/31/96      12/31/97        12/31/96       12/31/97         12/31/96        12/31/97
==========================================================================================================================
Future BFIT Cash Flow, M$           47,980        31,504           9,473          2,876           57,453          34,380
--------------------------------------------------------------------------------------------------------------------------
Present Worth @ 10%, M$             21,385        13,333           6,921          2,414           28,306          15,747
==========================================================================================================================

                  Some tabulated totals may not agree due to rounding.

Compared to last year, future cash flow and present worth for both conventional and Fruitland Coal reservoirs are lower reflecting the 33 percent reduction in gas price.

The information relating to estimated proved reserves (natural gas, condensate, natural gas liquids), estimated future revenue from proved reserves, and present worth of cash flow contained in this report has been prepared in accordance with regulations of the Financial Accounting Standards Board and Securities and Exchange Commission.


Very Truly Yours,


/s/MICHAEL G. DECKER
Michael G. Decker, P.E.
Staff Reservoir Engineer
Conoco Inc.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The preceding reserve data in the Reserve Reports represent estimates only and should not be construed as being exact. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of PNR and Conoco. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

     Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $2.19 per Mcf for Hugoton properties and $2.10 per Mcf for San Juan Basin properties as of December 31,
1997) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 1997 was $2.34 per Mcf, representing a combination of contract prices and spot market prices.

     The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $55,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

     The working interest owners have advised the Trustee that there have been no events subsequent to December 31, 1997 that have caused a significant change in the estimated proved reserves referred to in the Reserve Reports.

INCOME, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Summary of Royalty Income, Production and Average Prices" under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information concerning the Trust's assets.

                                   CONTRACTS

HUGOTON FIELD

     Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 65% of the Royalty income of the Trust during 1997.

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), OneOk Gas Marketing, Inc., Missouri Gas Energy and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in 1997 compared to 1996.

     In June 1994, PNR entered into a Gas Transportation Agreement with WRI (the "Gas Transportation Agreement") for a primary term of five years commencing
June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR has agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996.

     Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 1997 through March 31, 1998, was 222 billion cubic feet of gas, compared with 223 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 35% of the Royalty income of the Trust during 1997. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a significant deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 in 1995. Annual wellhead prices have generally increased since 1995 to $2.17 per Mcf in 1996 and $2.37 per Mcf in 1997, according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. In addition, spot prices for domestic natural gas have been negatively affected by warmer than normal weather in the fourth quarter of 1997 and the first quarter of 1998.

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

COMPETITION

     The production and sale of gas in the Hugoton field and San Juan Basin areas is highly competitive, and the working interest owners' competitors in these areas include the major oil and gas companies, independent oil and gas concerns, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin. The working interest owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. PNR has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plant. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such area is transported on one of only two major pipelines and the transportation of such gas is generally controlled by a small number of distribution companies.

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

STATE AND OTHER REGULATION

     All of the jurisdictions in which the Trust has an interest in producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters. See "Contracts -- Hugoton Field" for a discussion of PNR's allowables in the Hugoton Royalty Properties.

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels as the pipeline restructuring under Order 636 continues. For example, Oklahoma recently enacted a prohibition against discriminatory gathering rates, and certain Texas and Kansas regulatory officials have expressed interest in evaluating similar rules in their respective states.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of the Trust are traded on the New York Stock Exchange -- ticker symbol MTR. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1997, were as follows:

                                               1997                                  1996
                                -----------------------------------   -----------------------------------
QUARTER                           HIGH        LOW      DISTRIBUTION     HIGH        LOW      DISTRIBUTION
------------------------------  ---------  ---------   ------------   ---------  ---------   ------------
First.........................  $   47.25  $   43.75     $ 2.0912     $   40.63  $   38.75     $ 1.0553
Second........................  $   45.00  $   43.50     $  .8868     $   44.50  $   39.25     $ 1.2442
Third.........................  $   46.69  $   43.50     $  .9146     $   48.50  $   44.00     $  .9887
Fourth........................  $   47.75  $   44.38     $ 1.1291     $   47.00  $   45.50     $  .8379

     At March 20, 1998, the 1,863,590 units outstanding were held by 1,670 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            1997            1996            1995            1994            1993
                                       --------------  --------------  --------------  --------------  --------------
Royalty income.......................  $    9,287,406  $    7,669,020  $    5,941,088  $    6,927,776  $    5,866,029
Distributable income.................  $    9,358,576  $    7,689,372  $    5,957,482  $    6,967,277  $    5,876,975
Distributable income per unit........  $       5.0218  $       4.1261  $       3.1967  $       3.7386  $       3.1536
Total assets at year end.............  $   17,616,866  $   18,975,935  $   20,715,506  $   23,240,108  $   25,432,085

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

FINANCIAL REVIEW

  YEARS 1997 AND 1996

     The Trust's Royalty income was $9,287,406 in 1997, an increase of approximately 21%, as compared to $7,669,020 in 1996, primarily as a result of higher natural gas and natural gas liquids prices.

     Royalty income from the Hugoton Royalty Properties was $6,011,781 in 1997, a decrease of approximately 2%, as compared to $6,157,832 in 1996, primarily as a result of decreased natural gas production, partially offset by increased natural gas and natural gas liquids prices.

     The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $2.43 per Mcf and $15.27 per barrel, respectively, in 1997 as compared to $2.02 per Mcf and $13.28 per barrel, respectively, in 1996. Net production attributable to the Hugoton Royalty was 1,682,623 Mcf of natural gas and 125,934 barrels of natural gas liquids in 1997 as compared with 2,006,444 Mcf of natural gas and 159,004 barrels of natural gas liquids in 1996.

     Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,275,625 in 1997 as compared to $1,511,188 in 1996 due primarily to higher natural gas production and prices. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in 1997 or 1996 as costs associated with the development drilling program from Royalty Properties in that state have not been fully recovered.

     The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $2.21 per Mcf and $15.88 per barrel, respectively, in 1997 compared with $1.33 per Mcf and $13.97 per barrel, respectively, in 1996. Net production attributable to the San Juan Basin Royalty was 1,203,514 Mcf of natural gas and 38,782 barrels of natural gas liquids, oil and condensate in 1997 as compared to 749,222 Mcf of natural gas and 36,852 barrels of natural gas liquids, oil and condensate in 1996.

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

  INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has stated that it will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to Pioneer's ability to manage and report operating activities. Currently, Pioneer plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Pioneer has stated that the costs to the Trust should not have a material financial impact to the Trust. Pioneer has stated that such programming changes are anticipated to be completed and tested by March 1,

1999. The Trustee has not yet determined the impact of the year 2000 on the information systems of other working interest owners with respect to its operating or financial effect to the Trust.

     The Corporate Trustee has also undertaken a firmwide initiative to address the year 2000 issue. The Corporate Trustee does not believe that the year 2000 will materially affect its ability to perform its functions on behalf of the Trust or have a material financial impact on the Trust. However, there can be no guarantee that the systems of other companies, on which the Corporate Trustee's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Corporate Trustee's systems would not have a material adverse effect on the Trust.

      SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                                    SAN JUAN BASIN               TOTAL
                                                        HUGOTON             ------------------------------    -----------
                                               -------------------------                        OIL,
                                                               NATURAL                       CONDENSATE
                                                                 GAS                         AND NATURAL
                                               NATURAL GAS    LIQUIDS(2)    NATURAL GAS    GAS LIQUIDS(2)     NATURAL GAS
Year ended December 31, 1997:
  The Trust's proportionate share of --
    Gross proceeds...........................   $5,432,474    $1,930,719     $5,041,640       $ 795,807       $10,474,114
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (90,316)        --          (316,032)         --              (406,348)
    Operating costs..........................  (1,253,384)        (7,712)   (2,028,792)        (179,948)      (3,282,176)
    Interest on cost carryforward............      --             --           (37,050)         --               (37,050)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................   $4,088,774    $1,923,007     $2,659,766       $ 615,859       $6,748,540
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    2.43     $    15.27     $    2.21        $   15.88       $     2.34
                                               ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid.......................   1,682,623        125,934     1,203,514           38,782        2,886,137
                                               ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1996:
  The Trust's proportionate share of --
    Gross proceeds...........................   $5,274,074    $2,122,924     $3,292,237       $ 666,111       $8,566,311
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (13,075)        --          (296,530)         --              (309,605)
    Operating costs..........................  (1,214,307)       (11,784)   (1,981,941)        (151,389)      (3,196,248)
    Interest on cost carryforward............      --             --           (17,300)         --               (17,300)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................   $4,046,692    $2,111,140     $ 996,466        $ 514,722       $5,043,158
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    2.02     $    13.28     $    1.33        $   13.97       $     1.83
                                               ===========    ==========    ===========    ===============    ===========

  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
    to the Royalty paid......................   2,006,444        159,004       749,222           36,852        2,755,666
                                               ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1995:
  The Trust's proportionate share of --
    Gross proceeds...........................   $3,957,402    $1,747,635     $2,590,105       $ 494,985       $6,547,507
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (22,092)        --          (104,517)         --              (126,609)
    Operating costs..........................  (1,152,500)       (12,876)   (1,363,758)        (158,768)      (2,516,258)
    Interest on cost carryforward............      --             --           (34,528)         --               (34,528)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................   $2,782,810    $1,734,759     $1,087,302       $ 336,217       $3,870,112
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    1.48     $    10.72     $    1.19        $   11.12       $     1.39
                                               ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid.......................   1,882,578        161,820       911,312           30,225        2,793,890
                                               ===========    ==========    ===========    ===============    ===========

                                                   OIL,
                                                CONDENSATE
                                               AND NATURAL
                                               GAS LIQUIDS
Year ended December 31, 1997:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,726,526
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (187,660)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,538,866
                                               ============
  Average sales price........................   $    15.41
                                               ============
  Net production volumes attributable             (Bbls)
   to the Royalty paid.......................      164,716
                                               ============
Year ended December 31, 1996:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,789,035
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (163,173)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,625,862
                                               ============
  Average sales price........................   $    13.41
                                               ============
  Net production volumes attributable             (Bbls)
    to the Royalty paid......................      195,856
                                               ============
Year ended December 31, 1995:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,242,620
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (171,644)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,070,976
                                               ============
  Average sales price........................   $    10.78
                                               ============
  Net production volumes attributable             (Bbls)
   to the Royalty paid.......................      192,045
                                               ============

     For a discussion of the method used to compute the net production volumes in the table above, see Note 6 in the Notes to Financial Statements.
------------

(1) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $475,335, $456,198 and $501,345 at December 31, 1997, 1996 and 1995,
    respectively. The cost carryforwards at December 31, 1997, 1996 and 1995 relate solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties -- San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2) Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in kind processing fee retained by PNR and Conoco, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                               YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------
                                                       1997              1996              1995
                                                 ----------------  ----------------  ----------------
Royalty income.................................  $      9,287,406  $      7,669,020  $      5,941,088
Interest income................................           109,948            90,384            72,258
General and administrative expenses............           (38,778)          (70,032)          (55,864)
                                                 ----------------  ----------------  ----------------
Distributable income...........................  $      9,358,576  $      7,689,372  $      5,957,482
                                                 ================  ================  ================
Distributable income per unit..................  $         5.0218  $         4.1261  $         3.1967
                                                 ================  ================  ================

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31
                                                                                ----------------------------------
                                                                                      1997              1996
                                                                                ----------------  ----------------
                                    ASSETS
Cash and short-term investments...............................................  $      2,071,790  $      1,542,261
Interest receivable...........................................................            32,350            19,137
Net overriding royalty interests in oil and gas properties....................        42,498,034        42,498,034
     Less: accumulated amortization...........................................       (26,985,308)      (25,083,497)
                                                                                ----------------  ----------------
Total assets..................................................................  $     17,616,866  $     18,975,935
                                                                                ================  ================
                         LIABILITIES AND TRUST CORPUS
Distributions payable.........................................................  $      2,104,140  $      1,561,398
Trust corpus (1,863,590 units of beneficial
  interest authorized and outstanding)........................................        15,512,726        17,414,537
                                                                                ----------------  ----------------
Total liabilities and trust corpus............................................  $     17,616,866  $     18,975,935
                                                                                ================  ================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                            YEARS ENDED DECEMBER 31
                                                              ----------------------------------------------------
                                                                    1997              1996              1995
                                                              ----------------  ----------------  ----------------
Trust corpus, beginning of year.............................  $     17,414,537  $     19,626,839  $     21,982,041
     Distributable income...................................         9,358,576         7,689,372         5,957,482
     Distributions to unitholders...........................        (9,358,576)       (7,689,372)       (5,957,482)
     Amortization of net overriding royalty interests.......        (1,901,811)       (2,212,302)       (2,355,202)
                                                              ----------------  ----------------  ----------------
Trust corpus, end of year...................................  $     15,512,726  $     17,414,537  $     19,626,839
                                                              ================  ================  ================

   The accompanying notes are an integral part of these financial statements.

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1) TRUST ORGANIZATION AND PROVISIONS

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership which was the predecessor to MESA Inc., conveyed to the Trust a 90% net overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties").
Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP"), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to Conoco Inc. ("Conoco"), a wholly owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7, 1997, MESA Inc.
operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA. Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties are operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

     Chase Bank of Texas, National Association (the "Trustee") is trustee for the Trust. The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that:

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

         (e) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $9,287,406 and $7,669,020 for the years 1997 and 1996, respectively.
        Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

         (f) PNR, Conoco Inc. and Amoco (collectively the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

(2) NET OVERRIDING ROYALTY INTEREST

     In accordance with the instruments conveying the Royalty, the Working Interest Owners will calculate and pay the Trust each month an amount equal to 90% of the net proceeds for the preceding month. The Trust Indenture was amended in 1985, the effect of which was an overall reduction of approximately 88.56% in the size of the Trust; therefore, the Trust is now entitled to receive 90% of 11.44% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED amounts received by the Working Interest Owners from sales of oil and gas from the Royalty Properties over the operating and capital costs incurred.

     The initial carrying value of the Royalty represented the net book value assigned by PNR to the Royalty Properties at the date of transfer to the Trust. Amortization of the Royalty is computed on a unit-of-production basis and is charged directly to trust corpus since such amount does not affect distributable income.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 1997 have been derived by PNR based upon reserve studies made by independent petroleum engineers of the combined PNR and Trust interests in certain producing oil and gas properties in the Hugoton field of Kansas. Estimates of proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 1996 and 1995 are based on reserve reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC").
Accordingly, the estimates were based on existing economic and

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED operating conditions. The reserve volumes and revenue values for the Trust interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

     The following schedules set forth (i) the estimated net quantities of proved and proved developed oil, condensate and natural gas liquids and natural gas reserves attributable to the Royalty, and (ii) the standardized measure of the discounted future royalty income attributable to the Royalty and the nature of changes in such standardized measure between years. These schedules are prepared on the accrual basis, which is the basis on which the Working Interest Owners maintain their production records and is different from the basis on which the Royalty is computed. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                                   OIL,
                                                CONDENSATE
                                                    AND
                                                NATURAL GAS
                                                  LIQUIDS        NATURAL GAS
                                                  (BBLS)            (MCF)
Proved Reserves:
  December 31, 1994..........................     1,612,167       49,076,454
     Revisions to previous estimates.........       614,672       (2,766,523)
     Production..............................      (192,045)      (2,793,890)
                                                -----------      -----------
  December 31, 1995..........................     2,034,794       43,516,041
     Revisions to previous estimates.........        33,843       (1,945,600)
     Production..............................      (195,856)      (2,755,666)
                                                -----------      -----------
  December 31, 1996..........................     1,872,781       38,814,775
     Revisions to previous estimates.........       (21,556)        (323,513)
     Production..............................      (164,716)      (2,886,137)
                                                -----------      -----------
  December 31, 1997..........................     1,686,509       35,605,125
                                                ===========      ===========
Proved Developed Reserves:
  December 31, 1995..........................     2,013,794       43,163,041
                                                ===========      ===========
  December 31, 1996..........................     1,832,781       38,170,775
                                                ===========      ===========
  December 31, 1997..........................     1,667,509       35,311,125
                                                ===========      ===========

------------

o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 1997, 24,000 Bbls; 1996, 42,000 Bbls; 1995, 26,000 Bbls.

o The Hugoton Royalty represents 61%, 64% and 83% of the estimated proved oil, condensate and natural gas liquids reserves and 65%, 65% and 80% of the estimated proved natural gas reserves as of December 31 of 1997, 1996 and 1995, respectively.

         STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL
           AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                        DECEMBER 31
                                                                  ------------------------
                                                                     1997         1996
                                                                  -----------  -----------
                                                                       (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds........  $   176,084  $   278,242
Less the Trust's proportionate share of --
  Future operating costs........................................      (74,242)    (100,567)
  Future capital costs..........................................       (3,850)      (5,729)
                                                                  -----------  -----------
Future royalty income...........................................       97,992      171,946
Discount at 10% per annum.......................................      (50,963)     (90,477)
                                                                  -----------  -----------
Standardized measure of future royalty income from
  proved oil and gas reserves...................................  $    47,029  $    81,469
                                                                  ===========  ===========

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME
   FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                   DECEMBER 31
                                                      -------------------------------------
                                                         1997         1996         1995
                                                      -----------  -----------  -----------
                                                                 (IN THOUSANDS)
Standardized measure at beginning of year...........  $    81,469  $    43,372  $    46,324
                                                      -----------  -----------  -----------
  Revisions of previous estimates...................       (1,936)      (1,479)      (3,749)
  Net changes in price and production costs.........      (31,364)      42,908        2,106
  Royalty income....................................       (9,287)      (7,669)      (5,941)
  Accretion of discount.............................        8,147        4,337        4,632
                                                      -----------  -----------  -----------
  Net changes in standardized measure...............      (34,440)      38,097       (2,952)
                                                      -----------  -----------  -----------
Standardized measure at end of year.................  $    47,029  $    81,469  $    43,372
                                                      ===========  ===========  ===========

------------

o The Hugoton Royalty represents approximately 67% and 65% of the standardized measure of future royalty income for 1997 and 1996, respectively.

o Oil and natural gas liquids prices have declined since December 31, 1997. Accordingly, the standardized measure of future royalty income from proved oil and gas reserves would be reduced if it was calculated in the first quarter of 1998.

(7) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             SUMMARIZED QUARTERLY RESULTS
                                                                  THREE MONTHS ENDED
                                             ------------------------------------------------------------
                                               MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                             -------------  -------------   -------------    ------------
1997:
  Royalty income...........................  $   3,862,915  $   1,648,915     $1,698,336      $ 2,077,240
  Distributable income.....................  $   3,897,302  $   1,652,640     $1,704,494      $ 2,104,140
  Distributable income per unit............  $      2.0912  $       .8868     $   .9146       $    1.1291
1996:
  Royalty income...........................  $   1,954,563  $   2,303,749     $1,862,495      $ 1,548,213
  Distributable income.....................  $   1,966,631  $   2,318,691     $1,842,649      $ 1,561,401
  Distributable income per unit............  $      1.0553  $      1.2442     $   .9887       $     .8379

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA ROYALTY TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1997 and 1996, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1998

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

                                                                         AMOUNT
                                                                       AND NATURE       PERCENT
            TITLE OF CLASS OF                NAME AND ADDRESS         OF BENEFICIAL       OF
            VOTING SECURITIES               OF BENEFICIAL OWNER       OWNERSHIP(1)       CLASS
-------------------------------------  ----------------------------- -------------     -------
Units of Beneficial Interest.........  Alpine Capital, L.P.             669,516(2)      35.93%
                                       201 Main Street, Suite 3100
                                       Fort Worth, Texas 76102
Units of Beneficial Interest.........  Beck, Mack & Oliver LLC          288,290(3)      15.47%
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

(3) Information obtained from Schedule 13G dated January 26, 1998 of Beck, Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                               PAGE IN THIS
                                                                 FORM 10-K

Statements of Distributable Income............................      28
Statements of Assets, Liabilities and Trust Corpus............      28
Statements of Changes in Trust Corpus.........................      28
Notes to Financial Statements.................................      29
Report of Independent Public Accountants......................      34

     (A)(2) SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

     (A)(3) EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                              SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION       EXHIBIT
                                                                                               NUMBER          NUMBER
      4(a)      *     Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated November 1,
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
      27              Financial Data Schedule

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                          By  CHASE BANK OF TEXAS, NATIONAL
                                             ASSOCIATION, TRUSTEE

                                          By /s/PETE FOSTER
                                                Pete Foster
                                           Senior Vice President
                                              & Trust Officer

March 26, 1998

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.