Form 10-Q
period 1998-03-31
MESA ROYALTY TRUST/TX
filed 1998-05-14
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

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

     As of May 12, 1998 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1998           1997
                                       -------------  -------------
Royalty income.......................  $   2,183,079  $   3,862,915
Interest income......................         25,480         40,775
General and administrative expense...        (19,050)        (6,388)
                                       -------------  -------------
     Distributable income............  $   2,189,509  $   3,897,302
                                       =============  =============
     Distributable income per unit...  $      1.1749  $      2.0912
                                       =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         MARCH 31,        DECEMBER 31,
                                            1998              1997
                                        ------------      ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  2,164,029      $  2,071,790
Interest receivable..................         25,480            32,350
Net overriding royalty interest in
  oil and gas properties.............     42,498,034        42,498,034
Accumulated amortization.............    (27,426,776)      (26,985,308)
                                        ------------      ------------
                                        $ 17,260,767      $ 17,616,866
                                        ============      ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  2,189,509      $  2,104,140
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     15,071,258        15,512,726
                                        ------------      ------------
                                        $ 17,260,767      $ 17,616,866
                                        ============      ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                            1998            1997
                                       --------------  --------------
Trust corpus, beginning of period....  $   15,512,726  $   17,414,537
     Distributable income............       2,189,509       3,897,302
     Distributions to unitholders....      (2,189,509)     (3,897,302)
     Amortization of net overriding
        royalty interest.............        (441,468)       (537,639)
                                       --------------  --------------
Trust corpus, end of period..........  $   15,071,258  $   16,876,898
                                       ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited
Partnership ("MLP"), which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7,
1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties are operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1997 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has stated that it will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to Pioneer's ability to manage and report operating activities. Currently, Pioneer plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Pioneer has stated that the costs to the Trust should not have a material financial impact to the Trust. Pioneer has stated that such programming changes are anticipated to be completed and tested by March 1, 1999. The Trustee has not yet determined the impact of the year 2000 on the information systems of other working interest owners with respect to its operating or financial effect of the Trust.

     The Corporate Trustee has also undertaken a firmwide initiative to address the year 2000 issue. The Corporate Trustee does not believe that the year 2000 will materially affect its ability to perform its functions on behalf of the Trust or have a material financial impact on the Trust. However, there can be no guarantee that the systems of other companies, on which the Corporate Trust's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Corporate Trustee's systems will not have a material adverse effect on the Trust.

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

                                                      THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------
                                                   1998                           1997
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   2,647,182    $   541,581   $   4,040,974    $   955,482
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (204,905)       --              (68,433)       --
     Operating costs.................       (726,453)       (65,348)     (1,015,291)       (40,875)
     Interest on cost carryforward...         (8,978)       --               (8,942)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   1,706,846    $   476,233   $   2,948,308    $   914,607
                                       =============   ============   =============   ============
Average sales price..................  $        2.41    $     13.48   $        3.21    $     20.40
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        708,590         35,323         919,521         44,844
                                       =============   ============   =============   ============

------------
(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $510,154 and $446,878 at March 31, 1998 and March 31, 1997, respectively. The cost carryforward at March 31, 1998 and March 31, 1997 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 1998 was $2,189,509, representing $1.1749 per unit, compared to $3,897,302, representing $2.0912 per unit, in the first quarter ended March 31, 1997. Based on 1,863,590 units outstanding for the quarters ended March 31, 1998 and 1997, respectively, the per unit distributions were as follows:

                                         1998       1997
                                       ---------  ---------
January..............................  $   .4087  $   .5321
February.............................      .3591      .7948
March................................      .4071      .7643
                                       ---------  ---------
                                       $  1.1749  $  2.0912
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy and Anadarko Energy Services, Inc. PNR expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 1998 compared to the first quarter of 1997.

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

     Royalty income attributable to the Hugoton Royalty decreased to $1,500,874 in the first quarter of 1998, from $2,470,129 in the first quarter of 1997 primarily due to lower prices received for production of natural gas and liquids from the Hugoton Royalty Properties. The average price received in the first quarter of 1998 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.46 per MCF and $12.99 per barrel, respectively, compared to $3.42 per Mcf and $20.47 per barrel, respectively, in the first quarter of 1997. Net production attributable to the Hugoton Royalty declined from 466,692 Mcf of natural gas and 27,160 barrels of natural gas liquids in the first quarter of 1998 to 518,594 Mcf of natural gas and 34,027 barrels of natural gas liquids in the first quarter of 1997.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The
KCC has set the Hugoton field allowable for the period April 1, 1998 through September 30, 1998, at 214.6 Bcf of gas, compared with 223 Bcf of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $682,205 during the first quarter of 1998 as compared with royalty income of $1,392,786 in the first quarter of 1997. No royalty income was received from the San Juan Basin

Royalty Properties located in Colorado for the first quarter of 1998 or 1997, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 241,898 Mcf of natural gas and 8,163 barrels of natural gas liquids in the first quarter of 1998, compared to 400,927 Mcf of natural gas and 10,817 barrels of natural gas liquids in the second quarter of 1997. The average price received in the first quarter of 1998 for natural gas sold from the San Juan Basin Royalty Properties was $2.31 per Mcf, compared to $2.93 per Mcf during the same period in 1997.

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
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                                 CHASE BANK OF TEXAS,
                                          By     NATIONAL ASSOCIATION
                                            ------------------------------
                                                      TRUSTEE

                                          By    /s/  PETE FOSTER
                                                      PETE FOSTER
                                            ------------------------------
                                             SENIOR VICE PRESIDENT & TRUST
                                                       OFFICER

Date:  May 12, 1998

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.