Form 10-Q
period 1998-06-30
MESA ROYALTY TRUST/TX
filed 1998-08-13
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
     1998

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM  _________________ TO _________________

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

     As of August 10, 1998 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------  ----------------------------
                                           1998           1997           1998           1997
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,620,266  $   1,648,915  $   3,803,345  $   5,511,830
Interest income......................         20,393         15,915         45,873         56,691
General and administrative expense...         (7,581)       (12,190)       (26,631)       (18,578)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,633,078  $   1,652,640  $   3,822,587  $   5,549,943
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .8763  $       .8868  $      2.0512  $      2.9780
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,       DECEMBER 31,
                                            1998             1997
                                        ------------     ------------
                                        (UNAUDITED)

               ASSETS
Cash and short-term investments......   $  1,612,685     $  2,071,790
Interest receivable..................         20,393           32,350
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (27,846,743)     (26,985,308)
                                        ------------     ------------
                                        $ 16,284,369     $ 17,616,866
                                        ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,633,078     $  2,104,140
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     14,651,291       15,512,726
                                        ------------     ------------
                                        $ 16,284,369     $ 17,616,866
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ------------------------------  ------------------------------
                                            1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $   15,071,258  $   16,876,898  $   15,512,726  $   17,414,537
     Distributable income............       1,633,078       1,652,640       3,822,587       5,549,943
     Distributions to unitholders....      (1,633,078)     (1,652,640)     (3,822,587)     (5,549,943)
     Amortization of net overriding
        royalty interest.............        (419,967)       (480,412)       (861,435)     (1,018,051)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   14,651,291  $   16,396,486  $   14,651,291  $   16,396,486
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

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has stated that it will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to Pioneer's ability to manage and report operating activities. Pioneer has contracted with third parties to perform the software programming changes necessary to correct any existing deficiencies. Pioneer has stated that the costs to the Trust should not have a material financial impact on the Trust. Pioneer has stated that such programming changes are anticipated to be completed and tested by March 1, 1999.

     Conoco has essentially completed the inventory and assessment phases and has entered the remediation and testing phases of its plan to become year 2000-capable. Their target for completing year 2000 modifications is mid-1999; however, additional refinements and testing may continue through the end of 1999. Conoco expects that the costs will not have a material financial impact on the Trust. However, Conoco cannot reasonably estimate the potential impact on its financial condition and operations if key third parties, including governments, do not become year 2000-capable on a timely basis. Conoco is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their year 2000 capability. In addition, Conoco has begun contingency planning to handle potential disruptions in electrical, telecommunications, transportation and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become year 2000 capable from having a material adverse affect on Conoco's financial condition or operations.

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

                                                       THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1998                           1997
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   2,135,934    $   438,436   $   1,991,448    $   621,214
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (154,400)       --              (72,594)       --
     Operating costs.................       (769,130)       (21,644)       (843,368)       (38,938)
     Interest on cost carryforward...         (8,930)       --               (8,847)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   1,203,474    $   416,792   $   1,066,639    $   582,276
                                       =============   ============   =============   ============
Average sales price..................  $        2.02    $     11.02   $        1.77    $     13.89
                                       =============   ============   =============   ============
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        596,505         37,805         602,621         41,935
                                       =============   ============   =============   ============

                                                        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1998                           1997
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   4,815,049    $   980,017   $   6,032,327    $ 1,576,696
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (378,874)       --             (141,027)       --
     Operating costs.................     (1,507,947)       (86,992)     (1,858,659)       (79,813)
     Interest on cost carryforward...        (17,908)       --              (17,694)       --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   2,910,320    $   893,025   $   4,014,947    $ 1,496,883
                                       =============   ============   =============   ============
Average sales price..................  $        2.22    $     12.04   $        2.53    $     17.22
                                       =============   ============   =============   ============
                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................      1,308,247         74,144       1,581,289         86,921
                                       =============   ============   =============   ============

------------

(1) Gross Proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $477,841 and $455,725 at June 30, 1998 and June 30, 1997 which relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     The distributable income of the Trust includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 1998 was $1,633,078, representing $.8763 per unit, compared to $1,652,640, representing $.8868 per unit, for the quarter ended June 30, 1997. Based on 1,863,590 units outstanding for the quarters ended June 30, 1998 and 1997, respectively, the per unit distributions were as follows:

                                         1998       1997
                                       ---------  ---------
April................................  $   .3333  $   .3958
May..................................      .2870      .2219
June.................................      .2560      .2691
                                       ---------  ---------
                                       $   .8763  $   .8868
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), OnEok, formerly Western Gas Marketing, Amoco Production Company, and Anadarko Energy Services, Inc. PNR expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 1998 compared to the second quarter of 1997.

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

     Royalty income attributable to the Hugoton Royalty increased to $1,117,167 in the second quarter of 1998, as compared to $1,059,859 in the second quarter of 1997 primarily due to higher average natural gas sales prices. The average price received in the second quarter of 1998 for natural gas and natural gas liquids sold from the Hugoton field was $2.09 per Mcf and $10.72 per barrel, respectively, compared to $1.77 per Mcf and $13.85 per barrel during the same period in 1997. In addition, net production attributable to the Hugoton Royalty was 390,690 Mcf of natural gas and 28,043 barrels of natural gas liquids in the second quarter of 1998 compared to 347,723 Mcf of natural gas and 32,086 barrels of natural gas liquids in the second quarter of 1997. Changes in production attributable to the Hugoton Royalty were due to normal fluctuations.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1998 through September 30, 1998, at 214.6 billion cubic feet of gas, compared with 223 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico decreased to $503,099 during the second quarter of 1998 as compared with $589,056 in the second quarter of 1997 due to lower natural gas production and lower average natural gas liquids prices. No Royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the second quarter of 1998 or 1997, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 205,815 Mcf of natural gas and 9,762 barrels of natural gas liquids in the second quarter of 1998 as compared to 254,898 Mcf of natural gas and 9,849 barrels of natural gas liquids in the second quarter of 1997. The average price received in the second quarter of 1998 for natural gas sold from the San Juan Basin was $1.88 per Mcf, compared to $1.77 per Mcf during the same period in 1997.

     The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 36% of the Trust's reserves. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Distributable income decreased to $3,822,587 for the six months ended June 30, 1998 from $5,549,943 for the same period in 1997.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties decreased to $2,618,041 for the six months ended June 30, 1998 from $3,529,988 for the same period in 1997 primarily due to lower natural gas and natural gas liquids production and as well as lower average prices. The average price received in the first six months of 1998 for natural gas sold from the Hugoton field was $2.29 per Mcf, compared to $2.66 per Mcf during the same period in 1997.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $1,185,304 for the first six months of 1998 compared to $1,981,842 in the first six months of 1997 primarily as a result of decreased average natural gas and natural gas liquids prices. The average price received in the first six months of 1998 for natural gas sold from the San Juan Basin was $2.10 per Mcf, compared to $2.38 per Mcf during the same period in 1997. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 1998 and 1997, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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
         27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                             CHASE BANK OF TEXAS,
                                          By NATIONAL ASSOCIATION
                                                   TRUSTEE

                                          By /s/ PETE FOSTER
                                                 PETE FOSTER
                                        SENIOR VICE PRESIDENT & TRUST
                                                   OFFICER

Date:  August 10, 1998

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                               INDEX TO EXHIBITS


        4(a)    *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and
                Texas Commerce Bank National Association, as Trustee, dated
                November 1, 1979
        4(b)    *Overriding Royalty Conveyance between Mesa Petroleum Co. and
                Texas Commerce Bank, as Trustee, dated November 1,
                1979
        4(c)    *First Amendment to the Mesa Royalty Trust Indenture dated as of
                March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended
                December 31, 1984 of Mesa Royalty Trust)
        4(d)    *Form of Assignment of Overriding Royalty Interest, effective
                April 1, 1985, from Texas Commerce Bank National Association, as
                Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)
        4(e)    *Purchase and Sale Agreement, dated March 25, 1991, by and among
                Mesa Limited Partnership, Mesa Operating Limited Partnership and
                Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)
        27      Financial Data Schedule