Form 10-Q
period 1998-09-30
MESA ROYALTY TRUST/TX
filed 1998-11-13
CIK 313364

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________ TO ____________________

                         COMMISSION FILE NUMBER 1-7884

                               MESA ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                  74-6284806
     (STATE OR OTHER JURISDICTION OF,                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

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

     As of November 10, 1998 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ----------------------------  ----------------------------
                                           1998           1997           1998           1997
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,400,356  $   1,698,336  $   5,203,701  $   7,210,166
Interest income......................         17,005         20,908         62,878         77,599
General and administrative expense...         (4,698)       (14,750)       (31,329)       (33,328)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,412,663  $   1,704,494  $   5,235,250  $   7,254,437
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .7580  $       .9146  $      2.8092  $      3.8927
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                       SEPTEMBER 30,     DECEMBER 31,
                                            1998             1997
                                       -------------     ------------
                                        (UNAUDITED)

               ASSETS
Cash and short-term investments......   $  1,395,658     $  2,071,790
Interest receivable..................         17,005           32,350
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (28,189,748)     (26,985,308)
                                        ------------     ------------
                                        $ 15,720,949     $ 17,616,866
                                        ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,412,663     $  2,104,140
Trust corpus (1,863,590 units of
  beneficial interest authorized
  and outstanding)...................     14,308,286       15,512,726
                                        ------------     ------------
                                        $ 15,720,949     $ 17,616,866
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $   14,651,291  $   16,396,486  $   15,512,726  $   17,414,537
     Distributable income............       1,412,663       1,704,494       5,235,250       7,254,437
     Distributions to unitholders....      (1,412,663)     (1,704,494)     (5,235,250)     (7,254,437)
     Amortization of net overriding
        royalty interest.............        (343,005)       (510,876)     (1,204,440)     (1,528,927)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   14,308,286  $   15,885,610  $   14,308,286  $   15,885,610
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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association (the "Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1997 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q including without limitation in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has established a "Year 2000" project (the "Project") to assess, to the extent possible, its Year 2000 risk exposure; to take remedial actions necessary to minimize the Year 2000 risk exposure to Pioneer and third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Year 2000 modifications could be critical to Pioneer's ability to manage and report operating activities. Pioneer has contracted with a third party to perform the assessment and remedial phases of its Year 2000 project.

     The assessment phase of the Project is 85% complete as of September 30, 1998, and included, among other procedures, the assessment of information technology applications and systems; the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effect to understand their Year 2000 readiness and potential impact on Pioneer; and, the formulation of contingency plans for mission-critical information technology systems. Pioneer expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses to inquiries made of third party businesses. The remedial phase of the Project is approximately 40% complete as of September 30, 1998, subject to the results of third party inquiry assessments and the testing phase. The remediation of non-information technology is expected to be completed by mid-1999. The testing phase of the Project is expected to be completed by May 1999 for information technology systems and by mid-1999 for non-information technology.

     Although Pioneer is making every effort to mitigate the risks associated with the Year 2000 problem, there can be no assurance that the Project or resulting contingency plans will have anticipated all Year 2000 scenarios. A failure to remedy a critical Year 2000 problem could result in information and non-information technology failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

     Conoco has essentially completed the inventory and assessment phases and has entered the remediation and testing phases of its plan to become year 2000-capable. Their target for completing year 2000 modifications is mid-1999; however, additional refinements and testing may continue through the end of 1999. Conoco expects that the costs will not have a material financial impact on the

Trust. However, Conoco cannot reasonably estimate the potential impact on its financial condition and operations if key third parties, including governments, do not become year 2000-capable on a timely basis. Conoco is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their year 2000 capability. In addition, Conoco has begun contingency planning to handle potential disruptions in electrical, telecommunications, transportation and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become year 2000-capable from having a material adverse affect on Conoco's financial condition or operations.

     Chase Bank of Texas, National Association ("Chase" or the "Trustee") has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, Chase intends to have such systems and applications capable of processing, on and after January 1, 2000, date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee.

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

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1998                          1997
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $  1,956,224    $  343,251    $  2,101,854    $  556,531
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......      (122,728)      --              (88,915)      --
    Operating costs..................      (732,879)      (43,512)       (821,280)      (41,008)
    Interest on cost carryforward....       --            --               (8,846)      --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  1,100,617    $  299,739    $  1,182,813    $  515,523
                                       ============   ============   ============   ============
Average sales price..................  $       1.90    $     9.45    $       1.91    $    12.67
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................       578,842        31,718         620,316        40,688
                                       ============   ============   ============   ============
                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1998                          1997
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $  6,771,272    $1,323,268    $  8,134,181    $2,133,227
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......      (501,581)      --             (229,942)      --
    Operating costs..................    (2,240,826)     (130,524)     (2,679,939)     (120,821)
    Interest on cost carryforward....       (17,908)      --              (26,810)      --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  4,010,957    $1,192,744    $  5,197,490    $2,012,406
                                       ============   ============   ============   ============
Average sales price..................  $       2.12    $    11.22    $       2.34    $    15.74
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................     1,895,395       106,273       2,222,958       127,859
                                       ============   ============   ============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $481,350 and $464,570 at September 30, 1998 and September 30, 1997, respectively. The cost carryforward at September 30, 1998 and September 30, 1997 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The distributable income of the Trust includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 1998 was $1,412,663, representing $.7580 per unit, compared to $1,704,494, representing $.9146 per unit, in the third quarter of 1997. Based on 1,863,590 units outstanding for the quarters ended September 30, 1998 and 1997, respectively, the per unit distributions were as follows:

                                         1998       1997
                                       ---------  ---------
July.................................  $   .2808  $   .3012
August...............................      .2525      .3156
September............................      .2247      .2978
                                       ---------  ---------
                                       $   .7580  $   .9146
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), OnEok, formerly Western Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 1998 compared to the second quarter of 1997.

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

     Royalty income attributable to the Hugoton Royalty decreased to $972,768 in the third quarter of 1998, as compared to $1,158,353 in the third quarter of 1997 primarily due to lower average natural gas liquids sales prices. The average price received in the third quarter of 1998 for natural gas and natural gas liquids sold from the Hugoton field was $1.95 per Mcf and $9.21 per barrel, respectively, compared to $1.94 per Mcf and $12.67 per barrel during the same period in 1997. In addition, net production attributable to the Hugoton Royalty was 391,347 Mcf of natural gas and 22,762 barrels of natural gas liquids in the third quarter of 1998 compared to 391,305 Mcf of natural gas and 31,509 barrels of natural gas liquids in the third quarter of 1997. Changes in production attributable to the Hugoton Royalty were due to normal fluctuations.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1998 through September 30, 1998, at 214.6 billion cubic feet of gas, compared with 223 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico decreased to $427,588 during the third quarter of 1998 as compared with $539,983 in the third quarter of 1997 due to lower natural gas production and lower average natural gas liquids prices. No Royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the third quarter of 1998 or 1997, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 187,494 Mcf of natural gas and 8,956 barrels of natural gas liquids in the third quarter of 1998 as compared to 229,011 Mcf of natural gas and 9,179 barrels of natural gas liquids in the third quarter of 1997. The average price received in the third quarter of 1998 for natural gas sold from the San Juan Basin was $1.80 per Mcf, compared to $1.85 per Mcf during the same period in 1997.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Distributable income decreased to $5,235,250 for the nine months ended September 30, 1998 from $7,254,437 for the same period in 1997 due primarily to lower natural gas prices.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties decreased to $3,590,809 for the nine months ended September 30, 1998 from $4,688,341 for the same period in 1997 primarily due to lower natural gas and natural gas liquids production and as well as lower average prices. The average price received in the first nine months of 1998 for natural gas sold from the Hugoton field was $2.18 per Mcf, compared to $2.43 per Mcf during the same period in 1997.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $1,612,892 for the first nine months of 1998 compared to $2,521,825 in the first nine months of 1997 primarily as a result of decreased average natural gas and natural gas liquids prices. The average price received in the first nine months of 1998 for natural gas sold from the San Juan Basin was $2.00 per Mcf, compared to $2.21 per Mcf during the same period in 1997. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the nine months ended September 30, 1998 and 1997, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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

                                          MESA ROYALTY TRUST


                                          By CHASE BANK OF TEXAS,
                                             NATIONAL ASSOCIATION
                                                  TRUSTEE

                                          By /s/ PETE FOSTER
                                                 PETE FOSTER
                                                 SENIOR VICE PRESIDENT
                                                 & TRUST OFFICER

Date:  November 12, 1998

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.