Form 10-K405
period 1998-12-31
MESA ROYALTY TRUST/TX
filed 1999-03-31
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO ________________

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on March 26, 1999, of $ 44.00 was approximately $ 81,997,960.00.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 26, 1999, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                                              PAGE
Item  1.   Business........................................................................................     1

           Description of the Trust........................................................................     1
                                                                                                                2
           Description of the Units........................................................................
                                                                                                                5
           Description of Royalty Properties...............................................................
                                                                                                               18
           Contracts.......................................................................................
                                                                                                               19
           Regulation and Prices...........................................................................
Item  2.   Properties......................................................................................    20
Item  3.   Legal Proceedings...............................................................................    20
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    20

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Unitholder Matters........................    21
Item  6.   Selected Financial Data.........................................................................    21
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of                          21
             Operations....................................................................................
                                                                                                               24
           Summary of Royalty Income, Production and Average Prices (Unaudited)............................
Item  8.   Financial Statements and Supplementary Data.....................................................    25
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial                           32
             Disclosure....................................................................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    32
Item 11.   Executive Compensation..........................................................................    32
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    32
Item 13.   Certain Relationships and Related Transactions..................................................    33

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    33
SIGNATURES.................................................................................................    34

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

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Chase Bank of Texas, National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is (713) 216-6369.

     The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company
("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the New Mexico San Juan Basin Royalty Properties and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

     The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $6,209,778 and $9,287,406 for the years 1998 and 1997, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The brief summary set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

     Under the instrument conveying the Royalty to the Trust (the
"Conveyance"), the Trust is entitled to a percentage of the Net Proceeds, as hereinafter defined, realized from the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties." The
Conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by the working interest owners during a particular period over operating and capital costs for such period. "Gross Proceeds" means the amount received by the working interest owners from the sale of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred on an accrual basis by the working interest owners in operating the Royalty Properties, including capital and non-capital costs. If operating and capital costs exceed Gross Proceeds for any month, the excess plus interest thereon at 120% of the prime rate of Bank of America is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust, however, is generally not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. The Trust is not obligated to return any royalty income received in any period. The working interest owners are required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between a working interest owner and any purchaser as to the correct sales price for any production, amounts received by such working interest owner and promptly deposited by it with an escrow agent are not considered to have been received by such working interest owner and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to such working interest owner by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts a working interest owner is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by such working interest owner as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, the working interest owners are required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

     The Royalty Properties are required to be operated by the working interest owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each working interest owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each working interest owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts". The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

                            DESCRIPTION OF THE UNITS

     Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 26, 1999.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset. For units sold on or prior to May 6, 1997, such capital gain will be long-term if such unitholder's holding period exceeded one year as of the date of sale or exchange. The Taxpayer Relief Act of 1997 reduced the maximum long-term capital gains rate to 20% for capital assets sold after May 6, 1997, but the holding period necessary to qualify for the reduced rate increased to 18 months effective for sales after July 28, 1997. A special "mid-term" rate (generally 28%) applies to capital assets sold after July 28, 1997 with a holding period over one year but not over 18 months. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

  FOREIGN UNITHOLDERS

     In general, a unitholder who is a nonresident alien individual or which is a foreign corporation (each, a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under section 871 or section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making this election such unitholder is entitled to claim all deductions with respect to such income, but he must file a United States federal income tax return to claim such deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually).

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign Taxpayers owning greater than 5% of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Foreign unitholders owning less than 5% of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

     Federal income taxation of a Foreign Taxpayer is a highly complex matter which may be affected by many other considerations. Therefore, each Foreign Taxpayer should consult with his own tax adviser as to the advisability of his ownership of units.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1998

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

SAN JUAN BASIN FRUITLAND COAL DRILLING

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 1998, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of such wells,

42 (24.6 net) have been successfully completed, of which 37 (21.7 net) are currently producing at a combined rate of 73.4 (39.8 net) MMcf per day.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 1998 have been made by PNR. The following letter relating to the "Reserves and Revenue as of December 31, 1998 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

     A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 1998 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") beginning on page 13 regarding such properties reflects estimated reserve quantities.

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

                        [PIONEER NATURAL RESOURCES LOGO]


                                 SUMMARY REPORT
                                DATED MARCH 1999


                                       ON


                              RESERVES AND REVENUE
                             AS OF DECEMBER 31, 1998


                             FROM CERTAIN PROPERTIES
                                    OWNED BY


                               MESA ROYALTY TRUST

                   [PIONEER NATURAL RESOURCES USA, INC. LOGO]



March 15, 1999


MESA Royalty Trust
Chase Bank of Texas, N.A. (as Trustee)
Chase Tower, Suite 1150
600 Travis Street
Houston TX  77002

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 1998, of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a
10.29282 percent net royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1998. Net reserves are defined as that portion of the gross reserves attributable to the interest owned by the Trust after deducting royalties and other interests owned by others.

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

Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. These calculations were made annually in aggregate for

MESA Royalty Trust
March 15, 1999
Page 2



the Trust properties. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282 percent to arrive at the future net revenue of the Trust, if the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance, as of December 31, 1998, was zero and no deficit is estimated for the life of the properties.

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

The development status shown herein represents the status applicable on December 31, 1998. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 1998 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1998 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 1998. In these fields, this required that the production rates be estimated for up to six months since production data for certain properties were available only through July 1998.

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

o Proved - Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

o Developed - Reserves that are recoverable from existing wells with current operating methods and expenses. Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

MESA Royalty Trust
March 15, 1999
Page 3



o Undeveloped - Reserves that are recoverable from additional wells yet to be drilled. Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Because it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

Estimates of the net proved reserves attributable to the Trust, as of December 31, 1998, are as follows:


    TOTAL PROVED RESERVES:
         Natural Gas (Mcf)............................  16,819,005
         Helium (Mcf).................................      37,692
         Natural Gas Liquids (bbl)....................     741,928

    PROVED DEVELOPED RESERVES
         Natural Gas (Mcf)............................  16,819,005
         Helium (Mcf).................................      37,692
         Natural Gas Liquids (bbl)....................     741,928

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

Gas volumes shown herein are expressed at standard conditions of 60 degrees Fahrenheit and at 14.65 pounds per square inch absolute. Gross volumes are reported as wet gas and the net volumes are reported as gas sales; however, neither the gross or net volumes were reduced for plant fuel usage. The value of this fuel is deducted as part of the plant operating costs.

Revenue values in this report were estimated using current prices and costs. Future prices were estimated using guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards
Board.

The assumptions used for estimating future prices and costs are as follows:

     o Natural Gas Prices - Gas prices were held constant for the life of the properties.

     o Natural Gas Liquids and Helium Prices - Natural gas liquids and helium prices were held constant for the life of the properties.

     o Operating and Capital Costs - Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 1998 values and were not adjusted for inflation.

MESA Royalty Trust
March 15, 1999
Page 4


A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Trust interest, as of December 31, 1998 is as follows:

    COMBINED INTEREST:
          Future Gross Revenue ($).........................    705,111,072
          Production Taxes ($).............................    (32,342,337)
          Ad Valorem Taxes ($).............................    (45,529,121)
          Operating Costs ($)..............................   (107,050,540)
          Capital Costs ($)................................     (9,067,600)

          Future Net Revenue ($)1..........................    511,121,473

          Net Revenue Attributable to Plant Interests ($)..     (1,275,349)
          Overhead ($).....................................   (176,100,600)
          Deficit Balance and Interest on Deficit ($)......              0

          Revenue Subject to Net Profits Interest ($)1.....    333,745,525

    TRUST  INTEREST:
          Future Net Revenue ($)1..........................     34,351,826
          Present Worth at 10 Percent ($)1.................     16,822,136


          (1)IFuture income tax expenses were not taken into account in the preparation of these estimates. Approximately 2 percent of the present worth is estimated to come from helium sales.

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

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefore.

Submitted,


/s/ D. RICHARD MASSENGILL
    D. Richard Massengill

                                  CONOCO INC.
                                 LETTER REPORT
                                     DATED
                                 MARCH 25, 1999
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1998
                                      FROM
                               CERTAIN PROPERTIES
                                    OWNED BY
                               MESA ROYALTY TRUST

                                                         [CONOCO LOGO]

--------------------------------------------------------------------------------

Frank P. Koskimaki
Leader - Reservoir Management                           P. O. Box 2197
Reservoir Technology Center                             Houston, Texas 77252
Exploration Production Technology                       (281) 293-1404


March 22, 1999

Mesa Royalty Trust
Chase Bank of Texas, N.A.
Suite 1150
600 Travis Street
Houston, Texas 77002

Re:   MESA ROYALTY TRUST RESERVES AS OF DECEMBER 31, 1998
      SAN JUAN BASIN PROPERTIES, NEW MEXICO

Ladies and Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 1998 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a
10.29282 percent net royalty interest in certain San Juan Basin properties administered by Conoco.

Reserves in this report are expressed as Conoco net reserves and MRT net reserves. Conoco net reserves are defined as Conoco's net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1998. MRT net reserves are defined as that portion of the Conoco net reserves attributable to the interest owned by MRT.

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

Reserves attributable to the MRT interest are calculated by allocating to MRT a portion of the Conoco net reserves based on future cash flow. Because reserves volumes are estimated using future cash flow, a change in prices or costs will result in changes of reserves. Therefore, the MRT net reserves will vary if different price and cost assumptions are used.

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing

1998 Mesa Royalty Trust Reserves
March 22, 1999

wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those which require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 1998 are tabulated below along with the MRT net reserves reported last year for comparison.

---------------------------------------------------------------------------------------------------
   MRT NET PROVED RESERVES
       SAN JUAN BASIN              CONVENTIONAL         FRUITLAND COAL               TOTAL
   DEVELOPED + UNDEVELOPED          RESERVOIRS            RESERVOIRS             ALL RESERVOIRS
                               --------------------------------------------------------------------
                               12/31/97    12/31/98    12/31/97   12/31/98     12/31/97   12/31/98
---------------------------------------------------------------------------------------------------
Natural Gas, MMscf              10,982      12,789       1,322      1,768       12,304     14,557
---------------------------------------------------------------------------------------------------
Condensate, Mbbl                    24          57           0          0           24         57
---------------------------------------------------------------------------------------------------
Natural  Gas  Liquids, Mbbl        626         821           8          0          634        821
---------------------------------------------------------------------------------------------------


    MRT NET PROVED RESERVES
       SAN JUAN BASIN              CONVENTIONAL         FRUITLAND COAL               TOTAL
       DEVELOPED ONLY               RESERVOIRS            RESERVOIRS             ALL RESERVOIRS
                               --------------------------------------------------------------------
                               12/31/97    12/31/98    12/31/97   12/31/98     12/31/97   12/31/98
---------------------------------------------------------------------------------------------------
Natural Gas, MMscf              10,688      12,395       1,322      1,768       12,010     14,163
---------------------------------------------------------------------------------------------------
Condensate, Mbbl                    23          54           0          0           23         54
---------------------------------------------------------------------------------------------------
Natural  Gas  Liquids, Mbbl        608         796           8          0          616        796
---------------------------------------------------------------------------------------------------

Total reserves increased in 1998 due to drilling in unproved areas for conventional gas reservoirs, upwards revisions to performance estimates based on a detailed reservoir analysis, and a higher percentage of net proceeds allocated to the MRT. The reserves values reflect natural gas shrinkage of 12.86 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction. The minor natural gas liquid volume reported for the Fruitland Coal in last year's report was a result of erroneous coding of input data in one lease.

Product prices and operating costs used for yearend 1998 are shown in the table below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties. The December 1998 product prices are substantially lower than last year.
Natural gas prices are 15 percent lower.

        -------------------------------------------------------------
        PRODUCT PRICES               DECEMBER 1997      DECEMBER 1998
        -------------------------------------------------------------
        Natural Gas, $/Mscf              2.10                1.79
        -------------------------------------------------------------
        Condensate, $/Bbl               16.74                9.79
        -------------------------------------------------------------
        Natural Gas Liquids, $/Bbl      12.86                8.39
        -------------------------------------------------------------

Revenue and cash flow values in this report are based on product prices for San Juan Basin effective in December 1998. The gas price excludes a transportation expense of $0.48 per Mcf. The price also excludes combined production and ad valorem tax rates

1998 Mesa Royalty Trust Reserves
March 22, 1999


of 11.1 percent and 9.9 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 1997 numbers of 14.5 percent and
9.5 percent, respectively. These taxes and transportation expenses are also excluded from the annual per well operating costs tabulated below. Operating costs on a per well basis are slightly higher than 1997, reflecting declining production and increased maintenance work on older wells.

     -------------------------------------------------------------------
       OPERATING COSTS          NET ACTIVE           OPERATING COSTS
                                COMPLETIONS           ($/WELL/YEAR)
     -------------------------------------------------------------------
                            12/31/97   12/31/98     12/31/97   12/31/98
     -------------------------------------------------------------------
     Conventional Gas          406       445         16,300     17,100
     -------------------------------------------------------------------
     Fruitland Coal Gas         14        14         45,700     49,700
     -------------------------------------------------------------------

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to CONOCO'S net reserves as of December 31, 1998 is shown in the table below, along with what was reported last year for comparison. All costs are yearend 1998 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

---------------------------------------------------------------------------------------------------
CONOCO NET INTEREST                CONVENTIONAL          FRUITLAND COAL              TOTAL
  SAN JUAN BASIN                    RESERVOIRS             RESERVOIRS           ALL RESERVOIRS
---------------------------------------------------------------------------------------------------
                               12/31/97   12/31/98     12/31/97   12/31/98     12/31/97   12/31/98
---------------------------------------------------------------------------------------------------
Future Revenue, M$              580,104    576,865       80,885     57,922      660,989    634,787
---------------------------------------------------------------------------------------------------
Production &  Ad Valorem
Taxes, M$                        84,115     64,032        7,687      5,734       91,802     69,766
---------------------------------------------------------------------------------------------------
Operating & Transportation
Costs, M$                       180,635    207,254       29,019     20,429      209,654    227,683
---------------------------------------------------------------------------------------------------
Abandonment Costs, M$             1,544      1,594           54         53        1,598      1,647
---------------------------------------------------------------------------------------------------
Capital Costs, M$                 7,732      9,258       16,187        956       23,919     10,214
---------------------------------------------------------------------------------------------------
Future BFIT Cash Flow, M$       306,078    294,727       27,938     30,750      334,016    325,477
---------------------------------------------------------------------------------------------------
Deficit Balance, M$                   0          0            0          0            0          0
---------------------------------------------------------------------------------------------------
Future BFIT Cash Flow
Subject to MRT Interest, M$     306,078    294,727       27,938     30,750      334,016     325,477
---------------------------------------------------------------------------------------------------
Present Worth @ 10% M$          129,541    105,359       23,454     24,653      152,995     130,012
---------------------------------------------------------------------------------------------------

Conoco's future revenues are reduced by significantly lower product prices, but higher reserves for the conventional gas reservoirs partially offset the effect of lower prices.

The higher total operating costs for conventional gas reservoirs reflects the additional wells from the 1998 drilling program. The total Fruitland Coal operating costs, however, are lower as a result of a lower projection of the number of future wells as production declines.

Capital costs are associated with projects required to produce undeveloped proved reserves and maintain existing production of developed reserves. The increase in capital for the conventional reservoirs reflects the additional wells needed to develop the increased proved undeveloped reserves. The significant decrease in capital for the Fruitland Coal reservoirs is a result of a correction in the way future capital was previously allocated to MRT leases in the SMOG calculations.

1998 Mesa Royalty Trust Reserves
March 22, 1999

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 1998 is tabulated below along with what was reported last year for comparison.

-------------------------------------------------------------------------------------------------
   MRT INTEREST
    (10.29282%)                    CONVENTIONAL            FRUITLAND               TOTAL
  SAN JUAN BASIN                    RESERVOIRS          COAL RESERVOIRS        ALL RESERVOIRS
-------------------------------------------------------------------------------------------------
                               12/31/97   12/31/98     12/31/97  12/31/98    12/31/97   12/31/98
-------------------------------------------------------------------------------------------------
Future BFIT Cash Flow, M$        31,504     30,336        2,876     3,165      34,380     33,501
-------------------------------------------------------------------------------------------------
Present Worth @ 10%, M$          13,333     10,844        2,414     2,537      15,747     13,381
-------------------------------------------------------------------------------------------------

Compared to last year, future cash flow and present worth for conventional gas is lower, reflecting the decrease in product prices. The Fruitland Coal cash flow and present worth are higher because the reductions for price were more than offset by higher net MRT reserves.

The information relating to estimated proved reserves (natural gas, condensate, natural gas liquids), estimated future revenue from proved reserves, and present worth of cash flow contained in this report has been prepared in accordance with regulations of the Financial Accounting Standards Board and Securities and Exchange Commission.


Sincerely,


/s/ FRANK P. KOSKIMAKI
    Frank P. Koskimaki

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

     Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $1.78 per Mcf for Hugoton properties and $1.79 per Mcf for San Juan Basin properties as of December 31,
1998) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 1998 was $2.04 per Mcf, representing a combination of contract prices and spot market prices.

     The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $55,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

     The working interest owners have advised the Trustee that there have been no events subsequent to December 31, 1998 that have caused a significant change in the estimated proved reserves referred to in the Reserve Reports.

INCOME, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Summary of Royalty Income, Production and Average Prices" under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information concerning the Trust's assets.

                                   CONTRACTS

HUGOTON FIELD

     Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 68% of the Royalty income of the Trust during 1998.

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), OnEok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in 1998 compared to 1997.

     In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Midcontinent Market Center.

     Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 1998 through March 31, 1999, was 251 billion cubic feet of gas, compared with 277 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 32% of the Royalty income of the Trust during 1998. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a significant deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 in 1995. Annual wellhead prices generally increased from 1995 to $2.17 per Mcf in 1996 and $2.37 per Mcf in 1997 and decreased to an estimated $1.90 in 1998, according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. Spot prices for domestic natural gas were negatively affected by warmer than normal weather in the winters of 1997-98 and 1998-99.

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

COMPETITION

     The production and sale of gas in the Hugoton field and San Juan Basin areas is highly competitive, and the working interest owners' competitors in these areas include the major oil and gas companies, independent oil and gas concerns, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin areas. The working interest owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. PNR has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plant. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a small number of distribution companies.

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

FERC REGULATION

     In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as the working interest owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry. On July 29, 1998, the FERC issued two orders in which the FERC is considering revisions to its regulation of short-term and long-term transportation markets. As to all of these recent FERC initiatives, the working interest owners have advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels as the pipeline restructuring under Order 636 continues. For example, Oklahoma and Kansas have enacted a prohibition against discriminatory gathering rates, and certain Texas regulatory officials have expressed interest in evaluating similar rules in their respective states.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of the Trust are traded on the New York Stock Exchange -- ticker symbol "MTR." The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1998, were as follows:

                                               1998                                  1997
                                -----------------------------------   -----------------------------------
QUARTER                           HIGH        LOW      DISTRIBUTION     HIGH        LOW      DISTRIBUTION
------------------------------  ---------  ---------   ------------   ---------  ---------   ------------
First.........................  $   45.69  $   44.00     $ 1.1749     $   47.25  $   43.75     $ 2.0912
Second........................  $   45.88  $   43.88     $  .8763     $   45.00  $   43.50     $  .8868
Third.........................  $   45.38  $   44.13     $  .7580     $   46.69  $   43.50     $  .9146
Fourth........................  $   45.75  $   43.25     $  .5436     $   47.75  $   44.38     $ 1.1291

     At March 26, 1999, the 1,863,590 units outstanding were held by 1,593 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            1998            1997            1996            1995            1994
                                       --------------  --------------  --------------  --------------  --------------
Royalty income.......................  $    6,209,778  $    9,287,406  $    7,669,020  $    5,941,088  $    6,927,776
Distributable income.................  $    6,248,216  $    9,358,576  $    7,689,372  $    5,957,482  $    6,967,277
Distributable income per unit........  $       3.3528  $       5.0218  $       4.1261  $       3.1967  $       3.7386
Total assets at year end.............  $   14,902,521  $   17,616,866  $   18,975,935  $   20,715,506  $   23,240,108

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

FINANCIAL REVIEW

  YEARS 1998 AND 1997

     The Trust's Royalty income was $6,209,778 in 1998, a decrease of approximately 33%, as compared to $9,287,406 in 1997, primarily as a result of lower natural gas production and natural gas and natural gas liquids prices.

     Royalty income from the Hugoton Royalty Properties was $4,235,415 in 1998, a decrease of approximately 30%, as compared to $6,011,781 in 1997, primarily as a result of lower natural gas and natural gas liquids prices in 1998.

     The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $2.10 per Mcf and $10.64 per barrel, respectively, in 1998 as compared to $2.43 per Mcf and $15.27 per barrel, respectively, in 1997. Net production attributable to the Hugoton Royalty was 1,539,202 Mcf of natural gas and 94,275 barrels of natural gas liquids in 1998 as compared with 1,682,623 Mcf of natural gas and 125,934 barrels of natural gas liquids in 1997.

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,974,363 in 1998 as compared to $3,275,625 in 1997. The decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices in 1998. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of

Colorado in 1998 or 1997, as costs associated with the Fruitland Coal drilling program on Royalty Properties in that state have not been fully recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

     The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $1.92 per Mcf and $11.12 per barrel, respectively, in 1998 compared with $2.21 per Mcf and $15.88 per barrel, respectively, in 1997. Net production attributable to the San Juan Basin Royalty was 811,007 Mcf of natural gas and 37,521 barrels of natural gas liquids, oil and condensate in 1998 as compared to 1,203,514 Mcf of natural gas and 38,782 barrels of natural gas liquids, oil and condensate in 1997.

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

  INFORMATION SYSTEMS FOR THE YEAR 2000

     The inability of some computer programs and embedded chips to distinguish between the year 1900 and year 2000 (the "Year 2000 problem") poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. In proactive response to the Year 2000 problem, PNR established a "Year 2000" project to assess, to the extent possible, PNR's internal Year 2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to PNR and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. PNR has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

     As of December 31, 1998, PNR estimates that the assessment phase is approximately 86% complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     PNR expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses.

     As of December 31, 1998, PNR estimates that the remedial phase is approximately 54% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The remediation of non-information technology is expected to be completed during July 1999. PNR's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by March 1999 and all other information technology systems and non-information technology remediation by the end of the third quarter of 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

      A failure to remedy a critical Year 2000 problem could have a materially adverse effect on PNR's results of operations and financial condition. The most likely worst case scenario which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude to PNR that cannot be accurately assessed at this time.

     In the assessment phase of PNR's Year 2000 project, contingency plans are being designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts; vendor and royalty cash distributions; debt compliance; accounting; and, employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

     Conoco has essentially completed the inventory and assessment phases and has entered the remediation and testing phases of its plan to become Year 2000-capable. Their target for completing Year 2000 modifications is mid-1999; however, additional refinements and testing may continue through the end of 1999. However, Conoco cannot reasonably estimate the potential impact on its financial condition and operations if key third parties, including governments, do not become Year 2000-capable on a timely basis. Conoco is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their Year 2000 capability. In addition, Conoco has begun contingency planning to handle potential disruptions in electrical, telecommunications, transportation and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become Year 2000-capable and from having a material adverse affect on Conoco's financial condition or operations or the Royalty Properties operated by Conoco. None of Conoco's costs related to the Year 2000 are passed through to the Trust.

     The Trustee has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, the Trustee intends to have such systems and applications capable of processing, on and after January 1, 2000, date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee. Third parties that the Trust conducts business with could be prone to Year 2000 problems that could not be assessed or detected by the Trust. The Trust is contacting the major third parties to determine whether they will be able to resolve, in a timely manner, any Year 2000 problems directly affecting the Trust and to inform them of the Trust's internal assessment of its Year 2000 review.

     The information above with respect to PNR and Conoco is based on information provided by PNR and Conoco to the Trustee for use in this Form 10-K.

      SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                                    SAN JUAN BASIN               TOTAL
                                                        HUGOTON             ------------------------------    -----------
                                               -------------------------                        OIL,
                                                               NATURAL                       CONDENSATE
                                                                 GAS                         AND NATURAL
                                               NATURAL GAS    LIQUIDS(2)    NATURAL GAS    GAS LIQUIDS(2)     NATURAL GAS
Year ended December 31, 1998:
  The Trust's proportionate share of --
    Gross proceeds...........................   $4,315,417    $1,003,090     $3,838,538       $ 594,315       $8,153,955
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (76,949)        --          (546,352)         --              (623,301)
    Operating costs..........................  (1,006,143)                  (1,699,546)        (177,086)      (2,705,689)
    Interest on cost carryforward............      --             --           (35,506)         --               (35,506)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................   $3,232,325    $1,003,090     $1,557,134       $ 417,229       $4,789,459
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    2.10     $    10.64     $    1.92        $   11.12       $     2.04
                                               ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid.......................   1,539,202         94,275       811,007           37,521        2,350,209
                                               ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1997:
  The Trust's proportionate share of --
    Gross proceeds...........................   $5,432,474    $1,930,719     $5,041,640       $ 795,807       $10,474,114
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (90,316)        --          (316,032)         --              (406,348)
    Operating costs..........................  (1,253,384)        (7,712)   (2,028,792)        (179,948)      (3,282,176)
    Interest on cost carryforward............      --             --           (37,050)         --               (37,050)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................   $4,088,774    $1,923,007     $2,659,766       $ 615,859       $6,748,540
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    2.43     $    15.27     $    2.21        $   15.88       $     2.34
                                               ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid.......................   1,682,623        125,934     1,203,514           38,782        2,886,137
                                               ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1996:
  The Trust's proportionate share of --
    Gross proceeds...........................   $5,274,074    $2,122,924     $3,292,237       $ 666,111       $8,566,311
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............     (13,075)        --          (296,530)         --              (309,605)
    Operating costs..........................  (1,214,307)       (11,784)   (1,981,941)        (151,389)      (3,196,248)
    Interest on cost carryforward............      --             --           (17,300)         --               (17,300)
                                               -----------    ----------    -----------    ---------------    -----------
  Royalty income.............................   $4,046,692    $2,111,140     $ 996,466        $ 514,722       $5,043,158
                                               ===========    ==========    ===========    ===============    ===========
  Average sales price........................   $    2.02     $    13.28     $    1.33        $   13.97       $     1.83
                                               ===========    ==========    ===========    ===============    ===========

  Net production volumes attributable             (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
    to the Royalty paid......................   2,006,444        159,004       749,222           36,852        2,755,666
                                               ===========    ==========    ===========    ===============    ===========


                                                   OIL,
                                                CONDENSATE
                                               AND NATURAL
                                               GAS LIQUIDS(2)
Year ended December 31, 1998:
  The Trust's proportionate share of --
    Gross proceeds...........................   $1,597,405
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (177,086)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $1,420,319
                                               ============
  Average sales price........................   $    10.78
                                               ============
  Net production volumes attributable             (Bbls)
   to the Royalty paid.......................      131,796
                                               ============
Year ended December 31, 1997:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,726,526
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (187,660)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,538,866
                                               ============
  Average sales price........................   $    15.41
                                               ============
  Net production volumes attributable             (Bbls)
   to the Royalty paid.......................      164,716
                                               ============
Year ended December 31, 1996:
  The Trust's proportionate share of --
    Gross proceeds...........................   $2,789,035
  Less the Trust's proportionate share of --
    Capital costs recovered(1)...............      --
    Operating costs..........................     (163,173)
    Interest on cost carryforward............      --
                                               ------------
  Royalty income.............................   $2,625,862
                                               ============
  Average sales price........................   $    13.41
                                               ============
  Net production volumes attributable             (Bbls)
    to the Royalty paid......................      195,856
                                               ============

     For a discussion of the method used to compute the net production volumes in the table above, see Note 6 in the Notes to Financial Statements.
------------

(1) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $456,377, $475,335 and $456,198 at December 31, 1998, 1997 and 1996,
    respectively, and relate solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties -- San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2) Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1998              1997              1996
                                                              ----------------  ----------------  ----------------
Royalty income..............................................  $      6,209,778  $      9,287,406  $      7,669,020
Interest income.............................................            73,714           109,948            90,384
General and administrative expenses.........................           (35,276)          (38,778)          (70,032)
                                                              ----------------  ----------------  ----------------
Distributable income........................................  $      6,248,216  $      9,358,576  $      7,689,372
                                                              ================  ================  ================
Distributable income per unit...............................  $         3.3528  $         5.0218  $         4.1261
                                                              ================  ================  ================

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                      1998              1997
                                                                                ----------------  ----------------
                                    ASSETS
Cash and short-term investments...............................................  $      1,002,130  $      2,071,790
Interest receivable...........................................................            10,836            32,350
Net overriding royalty interests in oil and gas properties....................        42,498,034        42,498,034
     Less: accumulated amortization...........................................       (28,608,479)      (26,985,308)
                                                                                ----------------  ----------------
Total assets..................................................................  $     14,902,521  $     17,616,866
                                                                                ================  ================
                         LIABILITIES AND TRUST CORPUS
Distributions payable.........................................................  $      1,012,966  $      2,104,140
Trust corpus (1,863,590 units of beneficial
  interest authorized and outstanding)........................................        13,889,555        15,512,726
                                                                                ----------------  ----------------
Total liabilities and trust corpus............................................  $     14,902,521  $     17,616,866
                                                                                ================  ================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1998              1997              1996
                                                              ----------------  ----------------  ----------------
Trust corpus, beginning of year.............................  $     15,512,726  $     17,414,537  $     19,626,839
     Distributable income...................................         6,248,216         9,358,576         7,689,372
     Distributions to unitholders...........................        (6,248,216)       (9,358,576)       (7,689,372)
     Amortization of net overriding royalty interests.......        (1,623,171)       (1,901,811)       (2,212,302)
                                                              ----------------  ----------------  ----------------
Trust corpus, end of year...................................  $     13,889,555  $     15,512,726  $     17,414,537
                                                              ================  ================  ================

   The accompanying notes are an integral part of these financial statements.

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1) TRUST ORGANIZATION AND PROVISIONS

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc., conveyed to the Trust a 90% net overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to Conoco Inc. ("Conoco"), a subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA. Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

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

         (e) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

         (f) PNR, Conoco and Amoco (collectively the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 1998, 1997 and 1996 are based on reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC").
Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

     Estimates of proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty Properties are based on a reserve report prepared by Conoco. These estimates were prepared in accordance with SEC regulations and on a basis generally consistent with those used to derive the oil and gas reserves attributable to the Hugoton Royalty Properties.

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

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                                                                        OIL,
                                                                                     CONDENSATE
                                                                                         AND
                                                                                     NATURAL GAS
                                                                                       LIQUIDS        NATURAL GAS
                                                                                       (BBLS)            (MCF)
Proved Reserves:
  December 31, 1995...............................................................     2,034,794       43,516,041
     Revisions to previous estimates..............................................        33,843       (1,945,600)
     Production...................................................................      (195,856)      (2,755,666)
                                                                                     -----------      -----------
  December 31, 1996...............................................................     1,872,781       38,814,775
     Revisions to previous estimates..............................................       (21,556)        (323,513)
     Production...................................................................      (164,716)      (2,886,137)
                                                                                     -----------      -----------
  December 31, 1997...............................................................     1,686,509       35,605,125
     Revisions to previous estimates..............................................        65,215       (1,841,219)
     Production...................................................................      (131,796)      (2,350,209)
                                                                                     -----------      -----------
  December 31, 1998...............................................................     1,619,928       31,413,697
                                                                                     ===========      ===========
Proved Developed Reserves:
  December 31, 1996...............................................................     1,832,781       38,170,775
                                                                                     ===========      ===========
  December 31, 1997...............................................................     1,667,509       35,311,125
                                                                                     ===========      ===========
  December 31, 1998...............................................................     1,591,928       31,019,697
                                                                                     ===========      ===========

------------

1/5 The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 1998, 57,000 Bbls; 1997, 24,000 Bbls; 1996, 42,000 Bbls.

1/5 The Hugoton Royalty represents 46%, 61% and 64% of the estimated proved oil, condensate and natural gas liquids reserves and 54%, 65% and 65% of the estimated proved natural gas reserves as of December 31 of 1998, 1997 and 1996, respectively.

         STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL
           AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                              DECEMBER 31
                                                                                        ------------------------
                                                                                           1998         1997
                                                                                        -----------  -----------
                                                                                             (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds..............................  $   137,913  $   176,084
Less the Trust's proportionate share of --
  Future operating costs..............................................................      (67,907)     (74,242)
  Future capital costs................................................................       (2,154)      (3,850)
                                                                                        -----------  -----------
Future royalty income.................................................................       67,852       97,992
Discount at 10% per annum.............................................................      (37,648)     (50,963)
                                                                                        -----------  -----------
Standardized measure of future royalty income from
  proved oil and gas reserves.........................................................  $    30,204  $    47,029
                                                                                        ===========  ===========

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME
   FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                      DECEMBER 31,
                                                                         -------------------------------------
                                                                            1998         1997         1996
                                                                         -----------  -----------  -----------
                                                                                    (IN THOUSANDS)
Standardized measure at beginning of year..............................  $    47,029  $    81,469  $    43,372
                                                                         -----------  -----------  -----------
  Revisions of previous estimates......................................       (3,790)      (1,936)      (1,479)
  Net changes in price and production costs............................      (11,528)     (31,364)      42,908
  Royalty income.......................................................       (6,210)      (9,287)      (7,669)
  Accretion of discount................................................        4,703        8,147        4,337
                                                                         -----------  -----------  -----------
  Net changes in standardized measure..................................      (16,825)     (34,440)      38,097
                                                                         -----------  -----------  -----------
Standardized measure at end of year....................................  $    30,204  $    47,029  $    81,469
                                                                         ===========  ===========  ===========

------------

1/5 The Hugoton Royalty represents approximately 56% and 67% of the standardized measure of future royalty income for 1998 and 1997, respectively.

(7) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       SUMMARIZED QUARTERLY RESULTS
                                                                            THREE MONTHS ENDED
                                                       ------------------------------------------------------------
                                                         MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                       -------------  -------------   -------------    ------------
1998:
  Royalty income.....................................  $   2,183,079  $   1,620,266     $1,400,356      $ 1,006,077
  Distributable income...............................  $   2,189,509  $   1,633,078     $1,412,663      $ 1,012,966
  Distributable income per unit......................  $      1.1749  $       .8763     $   .7580       $     .5436
1997:
  Royalty income.....................................  $   3,862,915  $   1,648,915     $1,698,336      $ 2,077,240
  Distributable income...............................  $   3,897,302  $   1,652,640     $1,704,494      $ 2,104,140
  Distributable income per unit......................  $      2.0912  $       .8868     $   .9146       $    1.1292

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA ROYALTY TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1998 and 1997, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1999

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

                                                                                          AMOUNT
                                                                                        AND NATURE         PERCENT
            TITLE OF CLASS OF                          NAME AND ADDRESS                OF BENEFICIAL         OF
            VOTING SECURITIES                         OF BENEFICIAL OWNER              OWNERSHIP(1)         CLASS
-----------------------------------------  -----------------------------------------   -------------       -------
Units of Beneficial Interest.............  Alpine Capital, L.P.                           720,716(2)         38.7%
                                           201 Main Street, Suite 3100
                                           Fort Worth, Texas 76102
Units of Beneficial Interest.............  Beck, Mack & Oliver LLC                        307,920(3)        16.52%
                                           330 Madison Avenue
                                           New York, NY 10017

------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 12 dated March 22, 1999 of Alpine Capital, L.P. ("Alpine"), Robert W. Bruce III, Algenpar, Inc., J. Taylor Crandall, The Anne T. Bass and Robert M. Bass Foundation, Anne T. Bass and Robert M. Bass, and from Form 4's filed by Alpine, Mr. Bruce, Algenpar, Inc. and Mr. Crandall dated February 9, 1999. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Such number of units does not include 49,784 units (which constitutes approximately 2.7% of the 1,863,590 units outstanding) directly owned by The Anne T. Bass and Robert M. Bass Foundation (the
    "Foundation"). Mr. Bruce, by virtue of his position as a general partner of Alpine and as a principal of The Robert Bruce Management Co. Inc., which has shared dispositive power with respect to the 49,784 units owned by the Foundation, may be deemed to be a beneficial owner of the 720,716 units owned by Alpine and the 49,784 units owned by the Foundation. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, and as a director of the Foundation, may also be deemed to be a beneficial owner of the 720,716 units owned by Alpine and the 49,784 units owned by the Foundation.

(3) Information obtained from Schedule 13G dated January 25, 1999 of Beck, Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
Statements of Distributable Income...................................................................      25
Statements of Assets, Liabilities and Trust Corpus...................................................      25
Statements of Changes in Trust Corpus................................................................      25
Notes to Financial Statements........................................................................      26
Report of Independent Public Accountants.............................................................      31

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
      27              Financial Data Schedule

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 1998.

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

                                          MESA ROYALTY TRUST

                                          By  CHASE BANK OF TEXAS, NATIONAL
                                             ASSOCIATION, TRUSTEE

                                          By _______/s/__PETE FOSTER____________
                                                        Pete Foster
                                                   Senior Vice President
                                                      & Trust Officer

March 26, 1999

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                 EXHIBIT INDEX

                                                                                             SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION
                                                                                               NUMBER
      4(a)      *     Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated November 1,
                      1979...............................................................   2-65217
      4(b)      *     Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
                      Commerce Bank, as Trustee, dated November 1, 1979..................   2-65217
      4(c)      *     First Amendment to the Mesa Royalty Trust Indenture dated as of
                      March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December
                      31, 1984 of Mesa Royalty Trust)....................................    1-7884
      4(d)      *     Form of Assignment of Overriding Royalty Interest, effective April
                      1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended
                      December 31, 1984 of Mesa Royalty Trust)...........................    1-7884
      4(e)      *     Purchase and Sale Agreement, dated March 25, 1991, by and among
                      Mesa Limited Partnership, Mesa Operating Limited Partnership and
                      Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for
                      year ended December 31, 1991 of Mesa Royalty Trust)................    1-7884
      27              Financial Data Schedule