Form 10-Q
period 1999-03-31
MESA ROYALTY TRUST/TX
filed 1999-05-13
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _____________

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

                                 1-800-852-1422
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     As of May 12, 1999 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1999           1998
                                       -------------  -------------
Royalty income.......................  $   1,208,881  $   2,183,079
Interest income......................         12,549         25,480
General and administrative expense...         (9,535)       (19,050)
                                       -------------  -------------
     Distributable income............  $   1,211,895  $   2,189,509
                                       =============  =============
     Distributable income per unit...  $      0.6503  $      1.1749
                                       =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         MARCH 31,        DECEMBER 31,
                                            1999              1998
                                        ------------      ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  1,199,346      $  1,002,130
Interest receivable..................         12,549            10,836
Net overriding royalty interest in
  oil and gas properties.............     42,498,034        42,498,034
Accumulated amortization.............    (28,972,945)      (28,608,479)
                                        ------------      ------------
                                        $ 14,736,984      $ 14,902,521
                                        ============      ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,211,895      $  1,012,966
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     13,525,089        13,889,555
                                        ------------      ------------
                                        $ 14,736,984      $ 14,902,521
                                        ============      ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                            1999            1998
                                       --------------  --------------
Trust corpus, beginning of period....  $   13,889,555  $   15,512,726
     Distributable income............       1,211,895       2,189,509
     Distributions to unitholders....      (1,211,895)     (2,189,509)
     Amortization of net overriding
        royalty interest.............        (364,466)       (441,468)
                                       --------------  --------------
Trust corpus, end of period..........  $   13,525,089  $   15,071,258
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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1998 Annual Report on Form 10-K.

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

          (b) Interest income, interest receivable, and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement's date through the next distribution date;

          (c) Trust general and administrative expenses, net of reimbursements, are recorded in the month they are accrued;

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 (the "Year 2000 problem") poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. In proactive response to the Year 2000 problem, PNR established a "Year 2000" project to assess, to the extent possible, PNR's internal Year
2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to PNR and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. PNR has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

     As of March 31, 1999, PNR estimates that the assessment phase is approximately 99% complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     PNR expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses.

     As of March 31, 1999, PNR estimates that the remedial phase is approximately 79% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The remediation of non-information technology is expected to be completed during July 1999. PNR's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by October 1999 and all other information technology systems and non-information technology remediation by the end of the second quarter of 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

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

     The information above with respect to PNR and Conoco is based on information provided by PNR and Conoco to the Trustee for use in this Form 10-Q.

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

                                                      THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------
                                                   1999                           1998
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   1,572,933    $   330,924   $   2,647,182    $   541,581
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)(3)...         24,697            --         (204,905)           --
     Operating costs.................       (691,959)       (27,714)       (726,453)       (65,348)
     Interest on cost carryforward...            --             --           (8,978)           --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $     905,671    $   303,210   $   1,706,846    $   476,233
                                       =============   ============   =============   ============
Average sales price..................  $        1.79    $      8.68   $        2.41    $     13.48
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        505,339         34,926         708,590         35,323
                                       =============   ============   =============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $489,117 and $510,154 at March 31, 1999 and March 31, 1998, respectively. The cost carryforward at March 31, 1999 and March 31, 1998 relate solely to the San Juan Basin Colorado properties.

(3) In the first quarter of 1999, the Trust received credits from Conoco related to prior overcharges on capital expenditures.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 1999 was $1,211,895, representing $.6503 per unit, compared to $2,189,509, representing $1.1749 per unit, in the first quarter ended March 31, 1998. Based on 1,863,590 units outstanding for the quarters ended March 31, 1999 and 1998, respectively, the per unit distributions were as follows:

                                         1999       1998
                                       ---------  ---------
January..............................  $   .1964  $   .4087
February.............................      .2361      .3591
March................................      .2178      .4071
                                       ---------  ---------
                                       $   .6503  $  1.1749
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), OnEok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 1999 compared to the first quarter of 1998.

     In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Midcontinent Market Center.

     Royalty income attributable to the Hugoton Royalty decreased to $707,960 in the first quarter of 1999, from $1,500,874 in the first quarter of 1998 primarily due to lower prices received for production of natural gas and liquids from the Hugoton Royalty Properties. The average price received in the first quarter of 1999 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $1.82 per MCF and $8.53 per barrel, respectively, compared to $2.46 per Mcf and $12.99 per barrel, respectively, in the first quarter of 1998. Net production attributable to the Hugoton Royalty declined from 271,234 Mcf of natural gas and 25,125 barrels of natural gas liquids in the first quarter of 1999 to 466,692 Mcf of natural gas and 27,160 barrels of natural gas liquids in the first quarter of 1998.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1999 through September 30, 1999, at 184.6 Bcf of gas, compared with 214.6 Bcf of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $500,921 during the first quarter of 1999 as compared with royalty income of

$682,205 in the first quarter of 1998. The decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices in the first quarter of 1999. No royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the first quarter of 1999 or 1998, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 234,105 Mcf of natural gas and 9,801 barrels of natural gas liquids in the first quarter of 1999, compared to 241,898 Mcf of natural gas and 8,163 barrels of natural gas liquids in the first quarter of 1998. The average price received in the first quarter of 1999 for natural gas sold from the San Juan Basin Royalty Properties was $1.76 per Mcf, compared to $2.31 per Mcf during the same period in 1998.

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

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Chase Bank of Texas, National Association is the successor name of Texas Commerce Bank National Association.)

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
         27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                                     CHASE BANK OF TEXAS,
                                          By         NATIONAL ASSOCIATION
                                             -----------------------------------
                                                          TRUSTEE



                                          By        /s/  PETE FOSTE
                                             -----------------------------------
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  May 12, 1999

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.