Form 10-Q
period 1999-06-30
MESA ROYALTY TRUST/TX
filed 1999-08-12
CIK 313364

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
     1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ________________ TO _________________

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

     As of August 10, 1999 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------  ----------------------------
                                           1999           1998           1999           1998
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,206,359  $   1,620,266  $   2,415,240  $   3,803,345
Interest income......................          6,488         20,393         19,037         45,873
General and administrative expense...         (5,621)        (7,581)       (15,156)       (26,631)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,207,226  $   1,633,078  $   2,419,121  $   3,822,587
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .6478  $       .8763  $      1.2981  $      2.0512
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,       DECEMBER 31,
                                            1999             1998
                                        ------------     ------------
                                        (UNAUDITED)

               ASSETS
Cash and short-term investments......   $  1,200,738     $  1,002,130
Interest receivable..................          6,488           10,836
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (29,359,781)     (28,608,479)
                                        ------------     ------------
                                        $ 14,345,479     $ 14,902,521
                                        ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,207,226     $  1,012,966
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     13,138,253       13,889,555
                                        ------------     ------------
                                        $ 14,345,479     $ 14,902,521
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ------------------------------  ------------------------------
                                            1999            1998            1999            1998
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $   13,525,089  $   15,071,258  $   13,889,555  $   15,512,726
     Distributable income............       1,207,226       1,633,078       2,419,121       3,822,587
     Distributions to unitholders....      (1,207,226)     (1,633,078)     (2,419,121)     (3,822,587)
     Amortization of net overriding
        royalty interest.............        (386,836)       (419,967)       (751,302)       (861,435)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   13,138,253  $   14,651,291  $   13,138,253  $   14,651,291
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

     As of June 30, 1999, PNR estimates that the assessment phase is approximately 99% complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     The completion of the assessment phase of its Year 2000 project has been delayed by limited responses received on inquiries made of third party business partners, customers and suppliers.

     As of June 30, 1999, PNR estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The remediation of non-information technology is expected to be completed by October 1999. PNR's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by the end of November 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

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

     In the assessment phase of PNR's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts; vendor and royalty cash distributions; debt compliance; accounting; and, employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

                                                        THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------
                                                   1999                            1998
                                       -----------------------------   -----------------------------
                                                            OIL,                            OIL,
                                                         CONDENSATE                      CONDENSATE
                                          NATURAL       AND NATURAL       NATURAL       AND NATURAL
                                            GAS         GAS LIQUIDS         GAS         GAS LIQUIDS
                                       --------------   ------------   --------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $    1,410,290     $349,711     $    2,135,934     $438,436
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......         (29,578)      --               (154,400)      --
     Operating costs.................        (475,992)     (48,072)          (769,130)     (21,644)
     Interest on cost carryforward...        --             --                 (8,930)      --
                                       --------------   ------------   --------------   ------------
Royalty income.......................  $      904,720     $301,639     $    1,203,474     $416,792
                                       ==============   ============   ==============   ============
Average sales price..................  $         1.62     $   8.73     $         2.02     $  11.02
                                       ==============   ============   ==============   ============

                                           (Mcf)           (Bbls)          (Mcf)           (Bbls)
Net production volumes attributable
  to the Royalty.....................         557,843       34,562            596,505       37,805
                                       ==============   ============   ==============   ============

                                                         SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------
                                                   1999                            1998
                                       -----------------------------   -----------------------------
                                                            OIL,                            OIL,
                                                         CONDENSATE                      CONDENSATE
                                          NATURAL       AND NATURAL       NATURAL       AND NATURAL
                                            GAS         GAS LIQUIDS         GAS         GAS LIQUIDS
                                       --------------   ------------   --------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $    2,983,223     $680,635     $    4,815,049     $980,017
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......          (4,881)      --               (378,874)      --
     Operating costs.................      (1,167,951)     (75,786)        (1,507,947)     (86,992)
     Interest on cost carryforward...        --             --                (17,908)      --
                                       --------------   ------------   --------------   ------------
Royalty income.......................  $    1,810,391     $604,849     $    2,910,320     $893,025
                                       ==============   ============   ==============   ============
Average sales price..................  $         1.70     $   8.72     $         2.22     $  12.04
                                       ==============   ============   ==============   ============

                                           (Mcf)           (Bbls)          (Mcf)           (Bbls)
Net production volumes attributable
  to the Royalty.....................       1,065,265       69,400          1,308,247       74,144
                                       ==============   ============   ==============   ============

------------

(1) Gross Proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $506,534 and $477,841 at June 30, 1999 and June 30, 1998 which relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     The distributable income of the Trust includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 1999 was $1,207,226, representing $.6478 per unit, compared to $1,633,078, representing $.8763 per unit, for the quarter ended June 30, 1998. Based on 1,863,590 units outstanding for the quarters ended June 30, 1999 and 1998, respectively, the per unit distributions were as follows:

                                         1999       1998
                                       ---------  ---------
April................................  $   .2295  $   .3333
May..................................      .2278      .2870
June.................................      .1905      .2560
                                       ---------  ---------
                                       $   .6478  $   .8763
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), OnEok Gas Marketing Inc., Amoco Production Company, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 1999 compared to the second quarter of 1998.

     PNR is currently a party to a Gas Transportation Agreement with Mid Continent Market Center ("Midcontinent") that was assigned to Midcontinent by Western Resources, Inc. in 1998. The Gas Transportation Agreement will terminate June 1, 2000 unless continued in effect year to year thereafter. Pursuant to the Gas Transportation Agreement, Midcontinent agrees to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant, and PNR agrees to pay Midcontinent a fee of $0.06 per Mcf escalated 4% annually as of June 1, 1996.

     Royalty income attributable to the Hugoton Royalty decreased to $771,562 in the second quarter of 1999, as compared to $1,117,167 in the second quarter of 1998 primarily due to lower average natural gas and natural gas liquids sales prices and volumes. The average price received in the second quarter of 1999 for natural gas and natural gas liquids sold from the Hugoton field was $1.69 per Mcf and $7.88 per barrel, respectively, compared to $2.09 per Mcf and $10.72 per barrel during the same period in 1998. In addition, net production attributable to the Hugoton Royalty was 346,540 Mcf of natural gas and 23,592 barrels of natural gas liquids in the second quarter of 1999 compared to 390,690 Mcf of natural gas and 28,043 barrels of natural gas liquids in the second quarter of 1999. Changes in production attributable to the Hugoton Royalty were due to normal seasonal fluctuations.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 1999 through September 30, 1999, at 184.6 billion cubic feet of gas, compared with 214.6 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico decreased to $434,797 during the second quarter of 1999 as compared with $503,099 in the second quarter of 1998 due to lower average natural gas and natural gas liquids prices. No Royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the second quarter of 1999 or 1998, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 211,303 Mcf of natural gas and 10,970 barrels of natural gas liquids in the second quarter of 1999 as compared to 205,815 Mcf of natural gas and 9,762 barrels of natural gas liquids in the second quarter of 1998. The average price received in the second quarter of 1999 for natural gas sold from the San Juan Basin was $1.51 per Mcf, compared to $1.88 per Mcf during the same period in 1998.

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

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Distributable income decreased to $2,419,121 for the six months ended June 30, 1999 from $3,822,587 for the same period in 1998.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties decreased to $1,479,522 for the six months ended June 30, 1999 from $2,618,041 for the same period in 1998 primarily due to lower natural gas and natural gas liquids production and as well as lower average prices. The average price received in the first six months of 1999 for natural gas sold from the Hugoton field was $1.75 per Mcf, compared to $2.29 per Mcf during the same period in 1998.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $935,718 for the first six months of 1999 compared to $1,185,304 in the first six months of 1998 primarily as a result of decreased average natural gas and natural gas liquids prices. The average price received in the first six months of 1999 for natural gas sold from the San Juan Basin was $1.63 per Mcf, compared to $2.10 per Mcf during the same period in 1998. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 1999 and 1998, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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
         27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 1999.

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

                                        MESA ROYALTY TRUST

                                               CHASE BANK OF TEXAS,
                                        By     NATIONAL ASSOCIATION
                                                      TRUSTEE


                                        By     /s/PETE FOSTER
                                                  PETE FOSTER
                                                  SENIOR VICE PRESIDENT
                                                  & TRUST OFFICER

Date:  August 10, 1999

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.