Form 10-Q
period 1999-09-30
MESA ROYALTY TRUST/TX
filed 1999-11-12
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of November 12, 1999 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ----------------------------  ----------------------------
                                           1999           1998           1999           1998
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,376,799  $   1,400,356  $   3,792,039  $   5,203,701
Interest income......................         29,346         17,005         48,383         62,878
General and administrative expense...         (6,056)        (4,698)       (21,212)       (31,329)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,400,089  $   1,412,663  $   3,819,210  $   5,235,250
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .7513  $       .7580  $      2.0494  $      2.8092
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,     DECEMBER 31,
                                            1999             1998
                                        ------------     ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  1,370,743     $  1,002,130
Interest receivable..................         29,346           10,836
Net overriding royalty interest in
  oil and gas properties.............     42,498,034       42,498,034
Accumulated amortization.............    (29,707,567)     (28,608,479)
                                        ------------     ------------
                                        $ 14,190,556     $ 14,902,521
                                        ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,400,089     $  1,012,966
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     12,790,467       13,889,555
                                        ------------     ------------
                                        $ 14,190,556     $ 14,902,521
                                        ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1999            1998            1999            1998
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $   13,138,253  $   14,651,291  $   13,889,555  $   15,512,726
     Distributable income............       1,400,089       1,412,663       3,819,210       5,235,250
     Distributions to unitholders....      (1,400,089)     (1,412,663)     (3,819,210)     (5,235,250)
     Amortization of net overriding
        royalty interest.............        (347,786)       (343,005)     (1,099,088)     (1,204,440)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   12,790,467  $   14,308,286  $   12,790,467  $   14,308,286
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

     As of September 30, 1999, the assessment phase of PNR's Year 2000 project is complete and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     As of September 30, 1999, PNR estimates that the remedial phase is approximately 98% complete, on a worldwide basis, subject to the continuing evaluations of the responses from third party inquiries and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The remediation of non-information technology was completed in October 1999. PNR's Year 2000 remedial actions have not delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by the end of November 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

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

     Conoco has completed the inventory and assessment phases and has entered the remediation and testing phases of its plan to become Year 2000-capable. Approximately 98 percent of the work required to fix issues identified by the Year 2000 Program has been completed as of September 30, 1999. All mission critical work for Conoco's operations is complete. However, Conoco cannot reasonably estimate the potential impact on its financial condition and operations if key third parties, including governments, do not become Year 2000-capable on a timely basis. Conoco is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their Year 2000 capability. In addition, Conoco has begun contingency planning to handle potential disruptions in electrical, telecommunications, transportation and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become Year 2000-capable and from having a material adverse affect on Conoco's financial condition or operations or the Royalty Properties operated by Conoco. None of Conoco's costs related to the Year 2000 are passed through to the Trust.

     The Trustee has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, the Trustee intends to have such systems and applications capable of processing, on and after January 1, 2000, date and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee. Third parties that the Trust conducts business with could be prone to Year 2000 problems that could not be assessed or detected by the Trust. The Trust is contacting the major third parties to determine whether they will be able to resolve, in a timely manner, any Year 2000 problems directly affecting the Trust and to inform them of the Trust's internal assessment of its Year 2000 review.

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

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------
                                                  1999                         1998
                                       --------------------------   ---------------------------
                                                         OIL,                          OIL,
                                                      CONDENSATE                    CONDENSATE
                                         NATURAL     AND NATURAL      NATURAL      AND NATURAL
                                           GAS       GAS LIQUIDS        GAS        GAS LIQUIDS
                                       -----------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $ 1,658,208     $411,579     $  1,956,224    $  343,251
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......      (49,665)      --             (122,728)      --
    Operating costs..................     (563,110)     (52,852)        (732,879)      (43,512)
    Interest on cost carryforward....      (27,361)      --              --            --
                                       -----------   ------------   ------------   ------------
Royalty income.......................  $ 1,018,072     $358,727     $  1,100,617    $  299,739
                                       ===========   ============   ============   ============
Average sales price..................  $      1.96     $  11.54     $       1.90    $     9.45
                                       ===========   ============   ============   ============

                                          (Mcf)         (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................      520,540       31,099          578,842        31,718
                                       ===========   ============   ============   ============

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1999                          1998
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $  4,641,431    $1,092,214    $  6,771,272    $1,323,268
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......       (54,546)      --             (501,581)      --
    Operating costs..................    (1,731,061)     (128,638)     (2,240,826)     (130,524)
    Interest on cost carryforward....       (27,361)      --              (17,908)      --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  2,828,463    $  963,576    $  4,010,957    $1,192,744
                                       ============   ============   ============   ============
Average sales price..................  $       1.78    $     9.60    $       2.12    $    11.22
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................     1,588,055       100,381       1,895,395       106,273
                                       ============   ============   ============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $479,365 and $481,350 at September 30, 1999 and September 30, 1998, respectively. The cost carryforward at September 30, 1999 and September 30, 1998 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The distributable income of the Trust includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 1999 was $1,400,089, representing $.7513 per unit, compared to $1,412,663, representing $.7580 per unit, for the quarter ended September 30, 1998. Based on 1,863,590 units outstanding for the quarters ended September 30, 1999 and 1998, respectively, the per unit distributions were as follows:

                                         1999       1998
                                       ---------  ---------
      July...........................  $   .2317  $   .2808
      August.........................      .2781      .2525
      September......................      .2414      .2247
                                       ---------  ---------
                                       $   .7513  $   .7580
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), OnEok Gas Marketing Inc., Amoco Production Company, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 1999 compared to the third quarter of 1998.

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

     Royalty income attributable to the Hugoton Royalty decreased to $882,587 in the third quarter of 1999, as compared to $972,768 in the third quarter of 1998 primarily due to lower natural gas and natural gas liquids production volumes. The average price received in the third quarter of 1999 for natural gas and natural gas liquids sold from the Hugoton field was $1.99 per Mcf and $10.76 per barrel, respectively, compared to $1.95 per Mcf and $9.21 per barrel during the same period in 1998. In addition, net production attributable to the Hugoton Royalty was 322,744 Mcf of natural gas and 22,335 barrels of natural gas liquids in the third quarter of 1999 compared to 391,347 Mcf of natural gas and 22,762 barrels of natural gas liquids in the third quarter of 1998.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The
KCC set the Hugoton field allowable for the period April 1, 1999 through September 30, 1999, at 184.6 billion cubic feet of gas, compared with 214.6 billion cubic feet of gas during the same period last year. In addition, the KCC has set the Hugoton field allowable for the period October 1, 1999 through March 31, 2000, at 179.6 billion cubic feet of gas.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico increased to $494,212 during the third quarter of 1999 as compared with

$427,588 in the third quarter of 1998 due to higher average natural gas and natural gas liquids prices and higher natural gas production. No Royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the second quarter of 1999 or 1998, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 197,796 Mcf of natural gas and 8,764 barrels of natural gas liquids in the third quarter of 1999 as compared to 187,495 Mcf of natural gas and 8,956 barrels of natural gas liquids in the third quarter of 1998. The average price received in the third quarter of 1999 for natural gas sold from the San Juan Basin was $1.90 per Mcf, compared to $1.80 per Mcf during the same period in 1998.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Distributable income decreased to $3,819,210 for the nine months ended September 30, 1999 from $5,235,250 for the same period in 1998.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties decreased to $2,362,109 for the nine months ended September 30, 1999 from $3,590,809 for the same period in 1998 due to lower natural gas and natural gas liquids production and as well as lower average prices. The average price received in the first nine months of 1999 for natural gas sold from the Hugoton field was $1.83 per Mcf, compared to $2.18 per Mcf during the same period in 1998.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $1,429,930 for the first nine months of 1999 compared to $1,612,892 in the first nine months of 1998 as a result of decreased average natural gas and natural gas liquids prices. The average price received in the first nine months of 1999 for natural gas sold from the San Juan Basin was $1.71 per Mcf, compared to $2.00 per Mcf during the same period in 1998. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the nine months ended September 30, 1999 and 1998, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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
         27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the third quarter of 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA ROYALTY TRUST

                                                 CHASE BANK OF TEXAS,
                                          By     NATIONAL ASSOCIATION
                                             ---------------------------------
                                                 TRUSTEE

                                          By /s/ PETE FOSTER
                                             ---------------------------------
                                                 Pete Foster
                                                 SENIOR VICE PRESIDENT & TRUST
                                                 OFFICER

Date:  November 12, 1999

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.