Form 10-K405
period 1999-12-31
MESA ROYALTY TRUST/TX
filed 2000-03-27
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-800-852-1422

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                        WHICH REGISTERED
        UNITS OF BENEFICIAL INTEREST                NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on March 24, 2000, of $42.75 was approximately $79,668,473.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 24, 2000, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                                              PAGE
Item  1.   Business........................................................................................     1
                                                                                                                1
           Description of the Trust........................................................................
                                                                                                                2
           Description of the Units........................................................................
                                                                                                                5
           Description of Royalty Properties...............................................................
                                                                                                               17
           Contracts.......................................................................................
                                                                                                               18
           Regulation and Prices...........................................................................
Item  2.   Properties......................................................................................    19
Item  3.   Legal Proceedings...............................................................................    19
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    19

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Unitholder Matters........................    20
Item  6.   Selected Financial Data.........................................................................    20
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of                          20
             Operations....................................................................................
                                                                                                               22
           Summary of Royalty Income, Production and Average Prices (Unaudited)............................
Item  8.   Financial Statements and Supplementary Data.....................................................    23
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial                           30
             Disclosure....................................................................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    30
Item 11.   Executive Compensation..........................................................................    30
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    30
Item 13.   Certain Relationships and Related Transactions..................................................    31

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    31
SIGNATURES.................................................................................................    32

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

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Chase Bank of Texas, National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 1-800-852-1422.

     The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"). Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the New Mexico San Juan Basin Royalty Properties and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

     The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $5,475,497 and $6,209,778 for the years 1999 and 1998, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

     The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to this Form 10-K and are available upon request from the Trustee.

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

                            DESCRIPTION OF THE UNITS

     Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 24, 2000.

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

LIABILITY OF UNITHOLDERS

     As regards the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust, (2) the assets of the Trust were insufficient to discharge such liability and (3) the assets of the Trustee were insufficient to discharge such liability. Although each unitholder should weigh this potential exposure in deciding whether to retain or transfer his units, the Trustee is of the opinion that because of the substantial value and passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee, the imposition of any liability on a unitholder is extremely unlikely.

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

     Generally, prior to the Revenue Reconciliation Act of 1990, the transferee of an oil and gas property could not claim percentage depletion with respect to production from such property if it was "proved" at the time of the transfer. This rule is not applicable in the case of transfers of properties after October 11, 1990. Thus, eligible unitholders that acquired units after that date are entitled to claim an allowance for percentage depletion with respect to royalty income attributable to these units to the extent that this allowance exceeds cost depletion as computed for the relevant period.

  SECTION 29 CREDIT

     The Trust receives royalty payments attributable to coal seam gas production from the Fruitland Coal Formation properties. Thus, unitholders are potentially eligible to claim their share of the tax credit attributable to this qualifying production. Each unitholder should consult his tax advisor regarding the limitations and requirements for claiming this tax credit.

  BACKUP WITHHOLDING

     Distributions from the Trust are generally subject to backup withholding at a rate of 31% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number ("TIN") or the IRS notifies the Trust that the TIN provided by a unitholder is incorrect.

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. This gain or loss would be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

  FOREIGN UNITHOLDERS

     In general, a unitholder who is a nonresident alien individual or which is a foreign corporation (each, a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under section 871 or section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making this election a unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim these deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually).

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1999

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

HUGOTON

     The principal property interest conveyed to the Trust accounts for approximately 49% of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

SAN JUAN BASIN

     The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 51% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. See "Description of the Trust". The
San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SAN JUAN BASIN FRUITLAND COAL DRILLING

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 1999, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of such wells,

42 (24.6 net) have been successfully completed, of which 37 (21.7 net) are currently producing at a combined rate of 73.4 (39.8 net) MMcf per day.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 1999 have been made by PNR. The following letter relating to the "Reserves and Revenue as of December 31, 1999 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

     A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 1999 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") beginning on page 13 regarding such properties reflects estimated reserve quantities.

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

  March 20, 2000


  MESA Royalty Trust
  Chase Bank of Texas, N.A. (as Trustee)
  Chase Tower, Suite 1150
  600 Travis Street
  Houston TX 77002

  Ladies and Gentlemen:

  Pursuant to your request, we have prepared estimates, as of December 31, 1999 of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a
  10.29282 % (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

  The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

  Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 1999. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

  Values shown herein are expressed in terms of future net revenue, future net cashflow and present worth. Future net revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net cashflow is calculated by deducting estimated production taxes, ad valorem taxes, lease operating expenses, and capital costs from the future net revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. In this report, present worth values use a discount rate of 10 % (percent) are reported.

  Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282 % (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 1999, was zero and no deficit is estimated for the life of the properties.

MESA Royalty Trust
March 20, 2000
Page 2


While estimates of reserves attributable to the Trust are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves between the working interest owners and the Trust. The net profits overriding royalty interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Trust. Reserve quantities in the previously mentioned reserve studies have been allocated based on the method referenced in the Reserve Reports. The quantities of reserves attributable to the Trust will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Trust Properties. Therefore, the estimates of reserves set forth in the Reserve Reports are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

Estimates of reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information becomes available. Not only are such reserve and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

The development status shown herein represents the status applicable on December 31, 1999. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 1999 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1999 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 1999. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 1999.

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made. This included consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

Developed - Reserves that are recoverable from existing wells with current operating methods and expenses. Developed reserves include both producing and non-producing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed non-producing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Non-producing reserves require only moderate expense to be brought into production.

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

MESA Royalty Trust
March 20, 2000
Page 3


Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Since it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

Estimates of the net proved reserves attributable to the Trust, as of December 31, 1999, are as follows:

      TOTAL PROVED RESERVES:
           Natural Gas (Mcf)...............................16,358,790
           Helium (Mcf)........................................54,777
           Natural Gas Liquids (bbl)..........................902,212

      PROVED DEVELOPED RESERVES
           Natural Gas (Mcf)...............................16,358,790
           Helium (Mcf)........................................54,777
           Natural Gas Liquids (bbl)..........................902,212

Proved natural gas liquid reserves and helium reserves are included herein for the Satanta plant, which was completed and placed on stream in the Hugoton field in Kansas during late 1993.

Future oil and gas producing rates estimated for this report are based on production rates considering the most recent figures available or, in certain cases, are based on estimates. The rates used for future production are within the capacity of the well or reservoir to produce.

Pioneer is continuing to upgrade the well gathering system, which improves deliverability of the wells. This increase in deliverability and the associated costs have been incorporated in the estimates included herein.

Gas volumes shown herein are expressed at standard conditions of 60 degrees Fahrenheit and at 14.65 pounds per square inch absolute. Gross volumes are reported as wet gas and the net volumes are reported as processed hydrocarbon sales; however, neither the gross or net volumes were reduced for plant fuel usage. The value of this fuel is deducted as part of the plant operating costs.

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

      o Operating and Capital Costs - Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 1999 values and were not adjusted for inflation.




The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.

MESA Royalty Trust
March 20, 2000
Page 4


TRUST INTEREST:


            Future Net Revenue ($)(1) .....................79,073,961

            Future Lease Operating Expenses ($).............4,976,258

            Future Net Production Taxes ($) ................1,957,101

            Future Net Ad Valorem Taxes ($) ................4,711,840

            Future Capital Expenditures ($) ..................736,553

            Future Overhead ($) ...........................11,445,408

            Future Net Cashflow ($) .......................55,246,801

            Present Worth at 10 Percent ($)(1) ............25,899,463

    (1). Future income tax expenses were not taken into account in the preparation of these estimates. Approximately 2 percent of the present worth is estimated to come from helium sales.

In our opinion, the information relating to the estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the Financial Accounting Standards Board and Rules 4- 1 0(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the Securities and Exchange Commission; provided, however, (I) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (II) minor amounts of revenue from helium produced with the natural gas are included herein.

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefore.


Submitted,


/s/ JOHN PETERS

                                  CONOCO INC.
                                 LETTER REPORT
                                     DATED
                                 MARCH 24, 2000
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1999
                                      FROM
                               CERTAIN PROPERTIES
                                    OWNED BY
                               MESA ROYALTY TRUST

                              [CONOCO LETTERHEAD]


March 17, 2000

Mesa Royalty Trust
Chase Bank of Texas, N.A.
Suite 1150
600 Travis Street
Houston, Texas 77002

Re:   MESA ROYALTY TRUST RESERVES AS OF DECEMBER 31, 1999
      SAN JUAN BASIN PROPERTIES, NEW MEXICO

Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 1999 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a
10.29282 percent net royalty interest in certain San Juan Basin properties administered by Conoco.

Reserves in this report are expressed as Conoco net reserves and MRT net reserves. Conoco net reserves are defined as Conoco's net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 1999. MRT net reserves are defined as that portion of the Conoco net reserves attributable to the interest owned by MRT.

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

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing

1999 Mesa Royalty Trust Reserves
March 17, 2000


wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those which require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 1999 are tabulated below along with the MRT net reserves reported last year for comparison.

-----------------------------------------------------------------------------------
  MRT NET PROVED
     RESERVES               CONVENTIONAL       FRUITLAND COAL          TOTAL
  SAN JUAN BASIN             RESERVOIRS          RESERVOIRS        ALL RESERVOIRS
   DEVELOPED +           ------------------  ------------------  ------------------
   UNDEVELOPED           12/31/98  12/31/99  12/31/98  12/31/99  12/31/98  12/31/99
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Natural Gas, MMscf ...    12,789    15,243     1,768       957    14,557    16,199
-----------------------------------------------------------------------------------
Condensate, Mbbl .....        57        70         0         0        57        70
-----------------------------------------------------------------------------------
Natural Gas Liquids,
Mbbl .................       821     1,000         0         0       821     1,000
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
  MRT NET PROVED
     RESERVES
  SAN JUAN BASIN            CONVENTIONAL       FRUITLAND COAL          TOTAL
     DEVELOPED               RESERVOIRS          RESERVOIRS        ALL RESERVOIRS
       ONLY              ------------------  ------------------  ------------------
                         12/31/98  12/31/99  12/31/98  12/31/99  12/31/98  12/31/99
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Natural Gas, MMscf ...    12,395    14,463     1,768       957    14,163    15,420
-----------------------------------------------------------------------------------
Condensate, Mbbl .....        54        65         0         0        54        65
-----------------------------------------------------------------------------------
Natural Gas Liquids,
Mbbl .................       796       949         0         0       796       949
-----------------------------------------------------------------------------------

Total MRT reserves increased in 1999 due to improvements in price. Proved Developed Behind Pipe and Proved Undeveloped reserves increased in 1999 due to an increased development plan. Many of the Proved Undeveloped Reserves will be accessed in 2000 through an active development and re-completion program. The reserves value reflect natural gas shrinkage of 13.08 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

Product prices and operating costs used for year-end 1999 are shown in the table below, along with those used last year for comparison. Separate gas prices were used for Fruitland Coal and conventional gas due to the differences in transportation and value. Prices and operating costs are held constant over the life of the properties. The December 1999 product prices are substantially higher than December 1998.

         -------------------------------------------------
         PRODUCT PRICES       DECEMBER 1998  DECEMBER 1999
         -------------------------------------------------
         Conventional Nat.
         Gas, $/Mscf              1.79          2.33
         -------------------------------------------------
         Coal Natural Gas,        1.79          1.98
         -------------------------------------------------
         Condensate, $/Bbl        9.79         21.54
         -------------------------------------------------
         Natural Gas
         Liquids, $/Bbl           8.39         12.01
         -------------------------------------------------

1999 Mesa Royalty Trust Reserves
March 17, 2000

Revenue and cash flow values in this report are based on product prices for San Juan Basin effective on December 31, 1999. The gas price excludes a transportation expense of $0.36 per Mcf for conventional gas and $0.74 per Mcf for Fruitland Coal gas. The price also excludes combined production and ad valorem tax rates of 10.9 percent and 9.5 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 1998 rates of
11.1 percent and 9.9 percent, respectively. The taxes and transportation expenses are also excluded from the annual per well operating costs tabulated below. Operating costs on a per well basis are comparable to 1998. Changes in the numbers of Net Active Completions are due to the inclusion of Fruitland Coal wells in the San Juan East and West Fields with other Conoco and partner operated coal wells. The total number of Net Active Completions increased slightly.

          -------------------------------------------------------------
           OPERATING             NET ACTIVE          OPERATING COSTS
             COSTS               COMPLETIONS          ($/WELL/YEAR)
                            --------------------   --------------------
                            12/31/98    12/31/99   12/31/98    12/31/99
          -------------------------------------------------------------
          Conventional
          Gas ........         431         417      17,100      17,000
          -------------------------------------------------------------
          Fruitland
          Coal Gas ...          14          35      49,700      48,800
          -------------------------------------------------------------

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to CONOCO'S net reserves as of December 31, 1999 is shown in the table below, along with what was reported last year for comparison. All costs are year-end 1999 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

--------------------------------------------------------------------------------
CONOCO NET INTEREST     CONVENTIONAL        FRUITLAND COAL         TOTAL
  SAN JUAN BASIN         RESERVOIRS           RESERVOIRS       ALL RESERVOIRS
--------------------------------------------------------------------------------
                     12/31/98  12/31/99  12/31/98  12/31/99  12/31/98  12/31/99
--------------------------------------------------------------------------------
Future Revenue, M$    576,865   765,131    57,922    58,871   634,787   824,002
--------------------------------------------------------------------------------
Production & Ad
Valorem Taxes, M$ .    64,032    83,399     5,734     5,605    69,766    89,004
--------------------------------------------------------------------------------
Operating &
Transportation Costs
M$ ................   207,254   185,874    20,429    33,670   227,683   219,544
--------------------------------------------------------------------------------
Abandonment Costs,
M$ ................     1,594     1,742        53       127     1,647     1,869
--------------------------------------------------------------------------------
Capital Costs, M$ .     9,258    17,836       956     1,055    10,214    18,891
--------------------------------------------------------------------------------
Future BFIT Cash
Flows M$...........   294,727   476,280    30,750    18,414   325,477   494,694
--------------------------------------------------------------------------------
Deficit Balance, M$         0         0         0         0         0         0
--------------------------------------------------------------------------------
Future BFIT Cash
Flow Subject to
MRT Interest, M$ ..   294,727   476,280    30,750    18,414   325,477   494,694
--------------------------------------------------------------------------------
Present Worth
@10%, M$ ..........   105,359   187,405    24,653    14,640   130,012   202,045
--------------------------------------------------------------------------------

Conoco's future revenues are significantly higher due to the increased product prices.

The total operating costs are lower than 1998 due to the lower transportation cost for conventional gas. The total Fruitland Coal operating costs, however, are higher as a result of the increased transportation cost and the reallocated completion count.

Capital costs are associated with projects required to produce undeveloped proved reserves and maintain existing production of developed reserves. The increase in

1999 Mesa Royalty Trust Reserves
March 17, 2000


capital for the conventional reservoirs reflects the additional wells needed to develop the increased proved undeveloped reserves.

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 1999 is tabulated below along with what was reported last year for comparison.

--------------------------------------------------------------------------
  MRT INTEREST      CONVENTIONAL         FRUITLAND            TOTAL
   (10.29282%)       RESERVOIRS       COAL RESERVOIRS     ALL RESERVOIRS
                 -----------------   -----------------   ----------------
 SAN JUAN BASIN  12/31/98 12/31/99   12/31/98 12/31/99   12/31/98 12/31/99
--------------------------------------------------------------------------
Future BFIT Cash
Flow, M$ .......   30,336   49,023      3,165    1,895     33,501   50,918
--------------------------------------------------------------------------
Present Worth
@10%, M$ .......   10,844   19,289      2,537    1,507     13,381   20,796
--------------------------------------------------------------------------

Compared to last year, future cash flow and present worth for conventional gas is higher, reflecting the increase in product prices. The Fruitland Coal cash flow and present worth are lower because of the increased number of completions and the higher transportation cost.

The information relating to estimated proved reserves (natural gas, condensate, natural gas liquids), estimated future revenue from proved reserves, and present worth of cash flow contained in this report has been prepared in accordance with regulations of the Financial Accounting Standards Board and Securities and Exchange Commission.


Sincerely,


/s/ RANDALL DARR
    Randall Darr

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

     Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $2.20 per Mcf for Hugoton properties and $2.31 per Mcf for San Juan Basin properties as of December 31,
1999) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 1999 was $1.90 per Mcf, representing a combination of contract prices and spot market prices.

     The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $55,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

     The working interest owners have advised the Trustee that there have been no events subsequent to December 31, 1999 that have caused a significant change in the estimated proved reserves referred to in the Reserve Reports.

INCOME, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Summary of Royalty Income, Production and Average Prices" under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information concerning the Trust's assets.

                                   CONTRACTS

HUGOTON FIELD

     Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 62% of the Royalty income of the Trust during 1999.

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in 1999 compared to 1998.

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

     Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 1999 through March 31, 2000, was 179.6 billion cubic feet of gas, compared with 251 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

     Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 38% of the Royalty income of the Trust during 1999. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a significant deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 in 1995. Annual wellhead prices generally increased to $2.32 per Mcf in 1997, decreased to $1.94 per Mcf in 1998 and increased to an estimated $2.04 per Mcf in 1999, according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. Spot prices for domestic natural gas were negatively affected by warmer than normal weather in the winters of 1998-99 and 1999-2000.

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

FERC REGULATION

     In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as the working interest owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and OCSLA over new natural gas facilities and services on the OCS. Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. Requests for rehearing of Order No. 637 are pending before the FERC. Once the FERC has addressed the rehearing requests, the order may be subject to judicial review. As to all of these recent FERC initiatives, the working interest owners have advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. For example, Oklahoma and Kansas have enacted a prohibition against discriminatory gathering rates. In addition, certain Texas regulatory officials have expressed interest in evaluating similar rules, but to date no actions have been taken towards regulatory gathering rates in the state.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of the Trust are traded on the New York Stock Exchange -- ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1999, were as follows:

                                               1999                                  1998
                                -----------------------------------   -----------------------------------
QUARTER                           HIGH        LOW      DISTRIBUTION     HIGH        LOW      DISTRIBUTION
------------------------------  ---------  ---------   ------------   ---------  ---------   ------------
First.........................  $   44.88  $   43.00      $.6503      $   45.69  $   44.00     $ 1.1749
Second........................  $   46.50  $   43.25      $.6478      $   45.88  $   43.88     $  .8763
Third.........................  $   49.00  $   45.00      $.7513      $   45.38  $   44.13     $  .7580
Fourth........................  $   48.25  $   47.00      $.9043      $   45.75  $   43.25     $  .5436

     At March 26, 1999, the 1,863,590 units outstanding were held by 1,501 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            1999            1998            1997            1996            1995
                                       --------------  --------------  --------------  --------------  --------------
Royalty income.......................  $    5,475,497  $    6,209,778  $    9,287,406  $    7,669,020  $    5,941,088
Distributable income.................  $    5,504,362  $    6,248,216  $    9,358,576  $    7,689,372  $    5,957,482
Distributable income per unit........  $       2.9536  $       3.3528  $       5.0218  $       4.1261  $       3.1967
Total assets at year end.............  $   14,358,414  $   14,902,521  $   17,616,866  $   18,975,935  $   20,715,506

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed under "Description of the Trust" in Item 1 of this Form
10-K, the Trust's source of cash is the Royalty income received from its share of the net proceeds from the Royalty Properties. Reference is made to Note 6 in the Notes to Financial Statements under Item 8 of this Form 10-K for estimates of future Royalty income attributable to the Royalty.

     In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the unitholders.

FINANCIAL REVIEW

  YEARS 1999 AND 1998

     The Trust's Royalty income was $5,475,497 in 1999, a decrease of approximately 12%, as compared to $6,209,778 in 1998, primarily as a result of lower natural gas production and natural gas prices.

     Royalty income from the Hugoton Royalty Properties was $3,400,082 in 1999, a decrease of approximately 20%, as compared to $4,235,415 in 1998, as a result of both decreased natural gas and natural gas liquids prices and production.

     The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $1.97 per Mcf and $10.24 per barrel, respectively, in 1999 as compared to $2.10 per Mcf and $10.64 per barrel, respectively, in 1998. Net production attributable to the Hugoton Royalty was 1,250,300 Mcf of natural gas and 91,503 barrels of natural gas liquids in 1999 as compared with 1,539,202 Mcf of natural gas and 94,275 barrels of natural gas liquids in 1998.

     Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $2,075,415 in 1999 as compared to $1,974,363 in 1998 due primarily to an increase in natural gas and natural gas liquids production as well as an increase in natural gas liquid prices. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in 1999 or 1998 as costs associated with the development drilling program from Royalty Properties in that state have not been fully recovered.

     The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $1.81 per Mcf and $12.54 per barrel, respectively, in 1999 compared with $1.92 per Mcf and $11.12 per barrel, respectively, in 1998. Net production attributable to the San Juan Basin Royalty was 865,312 Mcf of natural gas and 40,606 barrels of natural gas liquids, oil and condensate in 1999 as compared to 811,007 Mcf of natural gas and 37,521 barrels of natural gas liquids, oil and condensate in 1998.

     As more fully discussed in Note 6 of the Notes to Financial Statements contained in Item 8 of this Form 10-K, production attributable to the Trust's interest in the Royalty Properties is calculated based on Royalty income received from the applicable net profits interest owned by the Trust.

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

      SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                                   SAN JUAN BASIN               TOTAL
                                                       HUGOTON             ------------------------------    -----------
                                              -------------------------                        OIL,
                                                              NATURAL                       CONDENSATE
                                                                GAS                         AND NATURAL
                                              NATURAL GAS    LIQUIDS(2)    NATURAL GAS    GAS LIQUIDS(2)     NATURAL GAS
Year ended December 31, 1999:
  The Trust's proportionate share of --
    Gross proceeds..........................   $3,382,152    $  936,991     $3,119,929       $ 683,584       $6,502,081
  Less the Trust's proportionate share of --
    Capital costs recovered(1)..............     (32,956)        --           (83,475)         --              (116,431)
    Operating costs.........................    (886,105)        --        (1,434,069)        (174,383)      (2,320,174)
    Interest on cost carryforward...........      --             --           (36,171)         --               (36,171)
                                              -----------    ----------    -----------    ---------------    -----------
  Royalty income............................   $2,463,091    $  936,991     $1,566,214       $ 509,201       $4,029,305
                                              ===========    ==========    ===========    ===============    ===========
  Average sales price.......................   $    1.97     $    10.24     $    1.81        $   12.54       $     1.90
                                              ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable            (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
    to the Royalty paid.....................   1,250,300         91,503       865,312           40,606        2,115,612
                                              ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1998:
  The Trust's proportionate share of --
    Gross proceeds..........................   $4,315,417    $1,003,090     $3,838,538       $ 594,315       $8,153,955
  Less the Trust's proportionate share of --
    Capital costs recovered(1)..............     (76,949)        --          (546,352)         --              (623,301)
    Operating costs.........................  (1,006,143)                  (1,699,546)        (177,086)      (2,705,689)
    Interest on cost carryforward...........      --             --           (35,506)         --               (35,506)
                                              -----------    ----------    -----------    ---------------    -----------
  Royalty income............................   $3,232,325    $1,003,090     $1,557,134       $ 417,229       $4,789,459
                                              ===========    ==========    ===========    ===============    ===========
  Average sales price.......................   $    2.10     $    10.64     $    1.92        $   11.12       $     2.04
                                              ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable            (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid......................   1,539,202         94,275       811,007           37,521        2,350,209
                                              ===========    ==========    ===========    ===============    ===========
Year ended December 31, 1997:
  The Trust's proportionate share of --
    Gross proceeds..........................   $5,432,474    $1,930,719     $5,041,640       $ 795,807       $10,474,114
  Less the Trust's proportionate share of --
    Capital costs recovered(1)..............     (90,316)        --          (316,032)         --              (406,348)
    Operating costs.........................  (1,253,384)        (7,712)   (2,028,792)        (179,948)      (3,282,176)
    Interest on cost carryforward...........      --             --           (37,050)         --               (37,050)
                                              -----------    ----------    -----------    ---------------    -----------
  Royalty income............................   $4,088,774    $1,923,007     $2,659,766       $ 615,859       $6,748,540
                                              ===========    ==========    ===========    ===============    ===========
  Average sales price.......................   $    2.43     $    15.27     $    2.21        $   15.88       $     2.34
                                              ===========    ==========    ===========    ===============    ===========
  Net production volumes attributable            (Mcf)         (Bbls)         (Mcf)           (Bbls)            (Mcf)
   to the Royalty paid......................   1,682,623        125,934     1,203,514           38,782        2,886,137
                                              ===========    ==========    ===========    ===============    ===========


                                                   OIL,
                                                CONDENSATE
                                                AND NATURAL
                                              GAS LIQUIDS(2)
Year ended December 31, 1999:
  The Trust's proportionate share of --
    Gross proceeds..........................     $1,620,575
  Less the Trust's proportionate share of --
    Capital costs recovered(1)..............       --
    Operating costs.........................      (174,383)
    Interest on cost carryforward...........       --
                                              ---------------
  Royalty income............................     $1,446,192
                                              ===============
  Average sales price.......................     $   10.95
                                              ===============
  Net production volumes attributable             (Bbls)
    to the Royalty paid.....................       132,109
                                              ===============
Year ended December 31, 1998:
  The Trust's proportionate share of --
    Gross proceeds..........................     $1,597,405
  Less the Trust's proportionate share of --
    Capital costs recovered(1)..............       --
    Operating costs.........................      (177,086)
    Interest on cost carryforward...........       --
                                              ---------------
  Royalty income............................     $1,420,319
                                              ===============
  Average sales price.......................     $   10.78
                                              ===============
  Net production volumes attributable             (Bbls)
   to the Royalty paid......................       131,796
                                              ===============
Year ended December 31, 1997:
  The Trust's proportionate share of --
    Gross proceeds..........................     $2,726,526
  Less the Trust's proportionate share of --
    Capital costs recovered(1)..............       --
    Operating costs.........................      (187,660)
    Interest on cost carryforward...........       --
                                              ---------------
  Royalty income............................     $2,538,866
                                              ===============
  Average sales price.......................     $   15.41
                                              ===============
  Net production volumes attributable             (Bbls)
   to the Royalty paid......................       164,716
                                              ===============

     For a discussion of the method used to compute the net production volumes in the table above, see Note 6 in the Notes to Financial Statements.
------------

(1) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $452,188, $456,377 and $475,335 at December 31, 1999, 1998 and 1997,
    respectively, and relate solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties -- San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2) Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1999              1998              1997
                                                              ----------------  ----------------  ----------------
Royalty income..............................................  $      5,475,497  $      6,209,778  $      9,287,406
Interest income.............................................            54,911            73,714           109,948
General and administrative expenses.........................           (26,046)          (35,276)          (38,778)
                                                              ----------------  ----------------  ----------------
Distributable income........................................  $      5,504,362  $      6,248,216  $      9,358,576
                                                              ================  ================  ================
Distributable income per unit...............................  $         2.9536  $         3.3528  $         5.0218
                                                              ================  ================  ================

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                      1999              1998
                                                                                ----------------  ----------------
                                    ASSETS
Cash and short-term investments...............................................  $      1,678,624  $      1,002,130
Interest receivable...........................................................             6,528            10,836
Net overriding royalty interests in oil and gas properties....................        42,498,034        42,498,034
     Less: accumulated amortization...........................................       (29,824,772)      (28,608,479)
                                                                                ----------------  ----------------
Total assets..................................................................        14,358,414  $     14,902,521
                                                                                ================  ================
                         LIABILITIES AND TRUST CORPUS
Distributions payable.........................................................  $      1,685,152  $      1,012,966
Trust corpus (1,863,590 units of beneficial
  interest authorized and outstanding)........................................        12,673,262        13,889,555
                                                                                ----------------  ----------------
Total liabilities and trust corpus............................................  $     14,358,414  $     14,902,521
                                                                                ================  ================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1999              1998              1997
                                                              ----------------  ----------------  ----------------
Trust corpus, beginning of year.............................  $     13,889,555  $     15,512,726  $     17,414,537
     Distributable income...................................         5,504,362         6,248,216         9,358,576
     Distributions to unitholders...........................        (5,504,362)       (6,248,216)       (9,358,576)
     Amortization of net overriding royalty interests.......        (1,216,293)       (1,623,171)       (1,901,811)
                                                              ----------------  ----------------  ----------------
Trust corpus, end of year...................................  $     12,673,262  $     13,889,555  $     15,512,726
                                                              ================  ================  ================

   The accompanying notes are an integral part of these financial statements.

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1) TRUST ORGANIZATION AND PROVISIONS

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc., conveyed to the Trust a 90% net overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to Conoco Inc. ("Conoco"). Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1,
1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA. Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

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

     The initial carrying value of the Royalty represented the net book value assigned by PNR to the Royalty Properties at the date of transfer to the Trust. Amortization of the Royalty is computed on a

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED unit-of-production basis and is charged directly to trust corpus since such amount does not affect distributable income.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 1999, 1998 and 1997 are based on reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC").
Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

     Future prices for natural gas and oil, condensate & natural gas liquids were based on prices at each year end. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                                                                        OIL,
                                                                                     CONDENSATE
                                                                                         AND
                                                                                     NATURAL GAS
                                                                                       LIQUIDS        NATURAL GAS
                                                                                       (BBLS)            (MCF)
Proved Reserves:
  December 31, 1996...............................................................     1,872,781       38,814,775
     Revisions to previous estimates..............................................       (21,556)        (323,513)
     Production...................................................................      (164,716)      (2,886,137)
                                                                                     -----------      -----------
  December 31, 1997...............................................................     1,686,509       35,605,125
     Revisions to previous estimates..............................................        65,215       (1,841,219)
     Production...................................................................      (131,796)      (2,350,209)
                                                                                     -----------      -----------
  December 31, 1998...............................................................     1,619,928       31,413,697
     Revisions to previous estimates..............................................       484,393        3,314,482
     Production...................................................................      (132,109)      (2,115,612)
                                                                                     -----------      -----------
  December 31, 1999...............................................................     1,972,212       32,612,567
                                                                                     ===========      ===========
Proved Developed Reserves:
  December 31, 1997...............................................................     1,667,509       35,311,125
                                                                                     ===========      ===========
  December 31, 1998...............................................................     1,591,928       31,019,697
                                                                                     ===========      ===========
  December 31, 1999...............................................................     1,916,212       31,833,567
                                                                                     ===========      ===========

------------

o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 1999, 70,000 Bbls; 1998, 57,000 Bbls; 1997, 24,000 Bbls.

o The Hugoton Royalty represents 46%, 46% and 61% of the estimated proved oil, condensate and natural gas liquids reserves and 50%, 54% and 65% of the estimated proved natural gas reserves as of December 31 of 1999, 1998 and 1997, respectively.

         STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL
           AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                              DECEMBER 31,
                                                                                        ------------------------
                                                                                           1999         1998
                                                                                        -----------  -----------
                                                                                             (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds..............................  $   163,887  $   137,913
Less the Trust's proportionate share of --
  Future operating costs..............................................................      (54,849)     (67,907)
  Future capital costs................................................................       (2,873)      (2,154)
                                                                                        -----------  -----------
Future royalty income.................................................................      106,165       67,852
Discount at 10% per annum.............................................................      (59,470)     (37,648)
                                                                                        -----------  -----------
Standardized measure of future royalty income from
  proved oil and gas reserves.........................................................  $    46,695  $    30,204
                                                                                        ===========  ===========

                               MESA ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME
   FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                      DECEMBER 31
                                                                         -------------------------------------
                                                                            1999         1998         1997
                                                                         -----------  -----------  -----------
                                                                                    (IN THOUSANDS)
Standardized measure at beginning of year..............................  $    30,204  $    47,029  $    81,469
                                                                         -----------  -----------  -----------
  Revisions of previous estimates......................................        5,189       (3,790)      (1,936)
  Net changes in price and production costs............................       13,757      (11,528)     (31,364)
  Royalty income.......................................................       (5,475)      (6,210)      (9,287)
  Accretion of discount................................................        3,020        4,703        8,147
                                                                         -----------  -----------  -----------
  Net changes in standardized measure..................................       16,491      (16,825)     (34,440)
                                                                         -----------  -----------  -----------
Standardized measure at end of year....................................  $    46,695  $    30,204  $    47,029
                                                                         ===========  ===========  ===========

------------

o The Hugoton Royalty represents approximately 55% and 56% of the standardized measure of future royalty income for 1999 and 1998, respectively.

(7) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       SUMMARIZED QUARTERLY RESULTS
                                                                            THREE MONTHS ENDED
                                                       ------------------------------------------------------------
                                                         MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                       -------------  -------------   -------------    ------------
1999:
  Royalty income.....................................  $   1,208,881  $   1,206,359     $1,376,799      $ 1,683,458
  Distributable income...............................  $   1,211,895  $   1,207,226     $1,400,089      $ 1,685,152
  Distributable income per unit......................  $       .6503  $       .6478     $   .7513       $     .9042
1998:
  Royalty income.....................................  $   2,183,079  $   1,620,266     $1,400,356      $ 1,006,077
  Distributable income...............................  $   2,189,509  $   1,633,078     $1,412,663      $ 1,012,966
  Distributable income per unit......................  $      1.1749  $       .8763     $   .7580       $     .5436

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA ROYALTY TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1999 and 1998, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 1999 and 1998, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 2000

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

                                                                                          AMOUNT
                                                                                        AND NATURE         PERCENT
            TITLE OF CLASS OF                          NAME AND ADDRESS                OF BENEFICIAL         OF
            VOTING SECURITIES                         OF BENEFICIAL OWNER              OWNERSHIP(1)         CLASS
-----------------------------------------  -----------------------------------------   -------------       -------
Units of Beneficial Interest.............  Alpine Capital, L.P.                           781,016(2)         41.9%
                                           201 Main Street, Suite 3100
                                           Fort Worth, Texas 76102
Units of Beneficial Interest.............  Beck, Mack & Oliver LLC                        300,304(3)        16.11%
                                           330 Madison Avenue
                                           New York, NY 10017

------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 15 dated February 2, 2000 of Alpine Capital, L.P. ("Alpine"), Robert W. Bruce III, Algenpar, Inc., J. Taylor Crandall, The Anne T. Bass and Robert M. Bass Foundation, Anne T. Bass and Robert M. Bass, and from Form 4's filed by Alpine, Mr. Bruce, Algenpar, Inc. and Mr. Crandall dated February 9, 2000. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Such number of units does not include 51,284 units (which constitutes approximately 2.8% of the 1,863,590 units outstanding) directly owned by The Anne T. Bass and Robert M. Bass Foundation (the
    "Foundation"). Mr. Bruce, by virtue of his position as a general partner of Alpine and as a principal of The Robert Bruce Management Co. Inc., which has shared dispositive power with respect to the 51,284 units owned by the Foundation, may be deemed to be a beneficial owner of the 781,016 units owned by Alpine and the 51,284 units owned by the Foundation. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, and as a director of the Foundation, may also be deemed to be a beneficial owner of the 781,016 units owned by Alpine and the 51,284 units owned by the Foundation.

(3) Information obtained from Schedule 13G dated January 28, 2000 of Beck, Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
Statements of Distributable Income...................................................................      23
Statements of Assets, Liabilities and Trust Corpus...................................................      23
Statements of Changes in Trust Corpus................................................................      23
Notes to Financial Statements........................................................................      24
Report of Independent Public Accountants.............................................................      29

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
      27              Financial Data Schedule

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 1999.

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

March 24, 1999

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.