Form 10-Q
period 2000-03-31
MESA ROYALTY TRUST/TX
filed 2000-05-11
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
     2000

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

     As of May 10, 2000 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           2000           1999
                                       -------------  -------------
Royalty income.......................  $   1,621,389  $   1,208,881
Interest income......................         22,124         12,549
General and administrative expense...         (4,763)        (9,535)
                                       -------------  -------------
     Distributable income............  $   1,638,750  $   1,211,895
                                       =============  =============
     Distributable income per unit...  $      0.8794  $      0.6503
                                       =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         MARCH 31,        DECEMBER 31,
                                            2000              1999
                                        ------------      ------------
                                        (UNAUDITED)
               ASSETS
Cash and short-term investments......   $  1,616,626      $  1,678,624
Interest receivable..................         22,124             6,528
Net overriding royalty interest in
  oil and gas properties.............     42,498,034        42,498,034
Accumulated amortization.............    (30,107,206)      (29,824,772)
                                        ------------      ------------
                                        $ 14,029,578      $ 14,358,414
                                        ============      ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................   $  1,638,750      $  1,685,152
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........     12,390,828        12,673,262
                                        ------------      ------------
                                        $ 14,029,578      $ 14,358,414
                                        ============      ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                            2000            1999
                                       --------------  --------------
Trust corpus, beginning of period....  $   12,673,262  $   13,889,555
     Distributable income............       1,638,750       1,211,895
     Distributions to unitholders....      (1,638,750)     (1,211,895)
     Amortization of net overriding
        royalty interest.............        (282,434)       (364,466)
                                       --------------  --------------
Trust corpus, end of period..........  $   12,390,828  $   13,525,089
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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1999 Annual Report on Form 10-K.

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

          (b) Interest income, interest receivable, and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution and;

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

     This basis for reporting distributable income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

                                                      THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------
                                                   2000                           1999
                                       ----------------------------   ----------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                       -------------   ------------   -------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $   1,804,813        616,042   $   1,572,933   $    330,924
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)(3)...       (149,975)       --               24,697        --
     Operating costs.................       (565,379)       (75,043)       (691,959)       (27,714)
     Interest on cost carryforward...         (9,069)       --             --              --
                                       -------------   ------------   -------------   ------------
Royalty income.......................  $   1,080,390        540,999   $     905,671    $   303,210
                                       =============   ============   =============   ============
Average sales price..................  $        2.34          17.03   $        1.79    $      8.68
                                       =============   ============   =============   ============

                                           (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        462,586         31,762         505,339         34,926
                                       =============   ============   =============   ============

------------
(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.
(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $504,876 and $489,117 at March 31, 2000 and March 31, 1999, respectively. The cost carryforward at March 31, 2000 and March 31, 1999 relate solely to the San Juan Basin Colorado properties.
(3) In the first quarter of 1999, the Trust received credits from Conoco related to prior overcharges on capital expenditures.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2000 was $1,638,750, representing $.8794 per unit, compared to $1,211,895, representing $.6503 per unit, in the first quarter ended March 31, 1999. Based on 1,863,590 units outstanding for the quarters ended March 31, 2000 and 1999, respectively, the per unit distributions were as follows:

                                         2000       1999
                                       ---------  ---------
January..............................  $   .3510  $   .1964
February.............................      .2801      .2361
March................................      .2483      .2178
                                       ---------  ---------
                                       $   .8794  $   .6503
                                       =========  =========

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2000 compared to the first quarter of 1999.

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

     Royalty income attributable to the Hugoton Royalty increased to $1,111,789 in the first quarter of 2000, from $707,960 in the first quarter of 1999 primarily due to higher prices received for production of natural gas and liquids from the Hugoton Royalty Properties. The average price received in the first quarter of 2000 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.41 per MCF and $16.41 per barrel, respectively, compared to $1.82 per Mcf and $8.53 per barrel, respectively, in the first quarter of 1999. Net production attributable to the Hugoton Royalty increased to 306,027 Mcf of natural gas and decreased to 22,807 barrels of natural gas liquids in the first quarter of 2000 from 271,234 Mcf of natural gas and 25,125 barrels of natural gas liquids in the first quarter of 1999.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2000 through September 30, 2000, at 170.5 Bcf of gas, compared with 184.6 Bcf of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $509,600 during the first quarter of 2000 as compared with royalty income of

$500,921 in the first quarter of 1999. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in the first quarter of 2000. No royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the first quarter of 2000 or 1999, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 156,559 Mcf of natural gas and 8,955 barrels of natural gas liquids in the first quarter of 2000, compared to 234,105 Mcf of natural gas and 9,801 barrels of natural gas liquids in the first quarter of 1999. The average price received in the first quarter of 2000 for natural gas sold from the San Juan Basin Royalty Properties was $2.19 per Mcf, compared to $1.76 per Mcf during the same period in 1999.

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
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 2000.

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

                                          MESA ROYALTY TRUST

                                                     CHASE BANK OF TEXAS,
                                          By         NATIONAL ASSOCIATION
                                             -----------------------------------
                                                          TRUSTEE

                                          By        /s/  PETE FOSTER
                                             -----------------------------------
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  May 10, 2000

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.