Form 10-Q
period 2000-06-30
MESA ROYALTY TRUST/TX
filed 2000-08-08
CIK 313364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NUMBER 1-7884

                               MESA ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                74-6284806
          (STATE OF INCORPORATION                    (I.R.S. EMPLOYER
             OR ORGANIZATION)                       IDENTIFICATION NO.)

         THE CHASE MANHATTAN BANK
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

     As of August 8, 2000 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         ------------------------    ------------------------
                                            2000          1999          2000          1999
                                         ----------    ----------    ----------    ----------
Royalty income.......................    $1,423,595    $1,206,359    $3,044,984    $2,415,240
Interest income......................        17,941         6,488        40,065        19,037
General and administrative expense...        (9,860)       (5,621)      (14,623)      (15,156)
                                         ----------    ----------    ----------    ----------
     Distributable income............    $1,431,676    $1,207,226    $3,070,426    $2,419,121
                                         ==========    ==========    ==========    ==========
     Distributable income per unit...    $    .7682    $    .6478    $   1.6476    $   1.2981
                                         ==========    ==========    ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                           JUNE 30,        DECEMBER 31,
                                             2000              1999
                                         ------------      ------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments......    $  1,413,735      $  1,678,624
Interest receivable..................          17,941             6,528
Net overriding royalty interest in
  oil and gas properties.............      42,498,034        42,498,034
Accumulated amortization.............     (30,383,915)      (29,824,772)
                                         ------------      ------------
                                         $ 13,545,795      $ 14,358,414
                                         ============      ============

    LIABILITIES AND TRUST CORPUS
Distributions payable................    $  1,431,676      $  1,685,152
Trust corpus (1,863,590 units of
  beneficial interest authorized and
  outstanding).......................      12,114,119        12,673,262
                                         ------------      ------------
                                         $ 13,545,795      $ 14,358,414
                                         ============      ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Trust corpus, beginning of period....    $12,390,828    $13,525,089    $12,673,262    $13,889,555
     Distributable income............      1,431,676      1,207,226      3,070,426      2,419,121
     Distributions to unitholders....     (1,431,676)    (1,207,226)    (3,070,426)    (2,419,121)
     Amortization of net overriding
        royalty interest.............       (276,709)      (386,836)      (559,143)      (751,302)
                                         -----------    -----------    -----------    -----------
Trust corpus, end of period..........    $12,114,119    $13,138,253    $12,114,119    $13,138,253
                                         ===========    ===========    ===========    ===========

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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank (the "Trustee"), the successor by merger to Chase Bank of Texas, National Association, in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1999 Annual Report on Form 10-K.

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

     This basis for reporting distributable income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles accepted in the United States. Under such accounting principles, Royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

                                                        THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------
                                                    2000                           1999
                                         ---------------------------    ---------------------------
                                                            OIL,                           OIL,
                                                         CONDENSATE                     CONDENSATE
                                           NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                             GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                         -----------    ------------    -----------    ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................    $ 1,768,102        679,749     $ 1,410,290      $349,711
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (323,732)        --             (29,578)       --
     Operating costs.................       (643,526)       (48,317)       (475,992)      (48,072)
     Interest on cost carryforward...         (8,681)        --              --            --
                                         -----------     ----------     -----------      --------
Royalty income.......................    $   792,163        631,432     $   904,720      $301,639
                                         ===========     ==========     ===========      ========
Average sales price..................    $      2.32          20.45     $      1.62      $   8.73
                                         ===========     ==========     ===========      ========

                                            (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        341,480         30,880         557,843        34,562
                                         ===========     ==========     ===========      ========

                                                         SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------
                                                    2000                           1999
                                         ---------------------------    ---------------------------
                                                            OIL,                           OIL,
                                                         CONDENSATE                     CONDENSATE
                                           NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                             GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                         -----------    ------------    -----------    ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................    $ 3,572,915      1,295,791     $ 2,983,223      $680,635
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)(3)...       (473,707)      (123,360)         (4,881)       --
     Operating costs.................     (1,208,905)        --          (1,167,951)      (75,786)
     Interest on cost carryforward...        (17,750)        --              --            --
                                         -----------     ----------     -----------      --------
Royalty income.......................    $ 1,872,553      1,172,431     $ 1,810,391      $604,849
                                         ===========     ==========     ===========      ========
Average sales price..................    $      2.32          18.69     $      1.70      $   8.72
                                         ===========     ==========     ===========      ========

                                            (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................        807,175         62,720       1,065,265        69,400
                                         ===========     ==========     ===========      ========

------------
(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.
(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $492,762 and $506,534 at June 30, 2000 and June 30, 1999, respectively. The cost carryforward at June 30, 2000 and June 30, 1999 relate solely to the San Juan Basin Colorado properties.
(3) In the first quarter of 1999, the Trust received credits from Conoco related to prior overcharges on capital expenditures.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2000 was $1,431,676, representing $.7682 per unit, compared to $1,207,226, representing $.6478 per unit, for the quarter ended June 30, 1999. Based on 1,863,590 units outstanding for the quarters ended June 30, 2000 and 1999, respectively, the per unit distributions were as follows:

                                          2000         1999
                                         ------       ------
April................................    $.2690       $.2295
May..................................     .2670        .2278
June.................................     .2322        .1905
                                         ------       ------
                                         $.7682       $.6478
                                         ======       ======

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing Inc., Amoco, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 2000 compared to the second quarter of 1999.

     In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Midcontinent Market Center.

     Royalty income attributable to the Hugoton Royalty increased to $1,070,059 in the second quarter of 2000, as compared to $771,562 in the second quarter of 1999 primarily due to higher prices received for production of natural gas and natural gas liquids from the Hugoton Royalty Properties. The average price received in the second quarter of 2000 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.36 per Mcf and $19.62 per barrel, respectively, compared to $1.69 per Mcf and $7.88 per barrel during the same period in 1999. Net production attributable to the Hugoton Royalty was 279,072 Mcf of natural gas and 20,971 barrels of natural gas liquids in the second quarter of 2000 compared to 346,540 Mcf of natural gas and 23,592 barrels of natural gas liquids in the second quarter of 1999. Changes in production attributable to the Hugoton Royalty were due to natural production decline.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2000 through September 30, 2000, at 170.5 Bcf of gas, compared with 184.6 Bcf of gas during the same period last year.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $353,536 during the second quarter of 2000 as compared with $434,797 in the second quarter of 1999 primarily due to increased capital expenditures of $284,548 in the second quarter of 2000 compared to $29,578 in the second quarter of 1999. The increase in capital expenditures was offset by higher average prices received. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the second quarter of 2000 or 1999, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 62,408 Mcf of natural gas and 9,909 barrels of natural gas liquids in the second quarter of 2000 as compared to 211,303 Mcf of natural gas and 10,970 barrels of natural gas liquids in the second quarter of 1999. The lower net production attributable to the San Juan Basin in the second quarter of 2000 is due to increased capital expenditures. The average price received in the second quarter of 2000 for natural gas sold from the San Juan Basin Royalty Properties was $2.14 per Mcf, compared to $1.51 per Mcf during the same period in 1999.

     Substantially all of the natural gas that is currently being produced from the San Juan Basin Royalty Properties is currently being sold on the spot market.

     The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 51% of the Trust's reserves. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

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

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Distributable income increased to $3,070,426 for the six months ended June 30, 2000 from $2,419,121 for the same period in 1999.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties increased to $2,181,848 for the six months ended June 30, 2000 from $1,479,522 for the same period in 1999 primarily due to higher natural gas and natural gas liquid average prices received. The average price received in the first six months of 2000 for natural gas and natural gas liquids sold from the Hugoton field was $2.38 per Mcf and $17.95 per barrel, compared to $1.75 per Mcf and $8.22 per barrel during the same period in 1999.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $863,136 for the first six months of 2000 compared to $935,718 in the first six months of 1999 primarily as a result of increased capital expenditures. The average price received in the first six months of 2000 for natural gas sold from the San Juan Basin was $2.16 per Mcf, compared to $1.63 per Mcf during the same period in 1999. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 2000 and 1999, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

                         PART II  -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                    SEC FILE
                                                                                       OR
                                                                                  REGISTRATION    EXHIBIT
                                                                                     NUMBER       NUMBER
                                                                                  ------------    -------
       4(a)        *Mesa Royalty Trust Indenture between Mesa Petroleum Co.
                    and Texas Commerce Bank National Association, as Trustee,
                    dated November 1, 1979....................................      2-65217          1(a)

       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co.
                    and Texas Commerce Bank, as Trustee, dated November 1,
                    1979......................................................      2-65217          1(b)

       4(c)        *First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year
                    ended December 31, 1984 of Mesa Royalty Trust)............       1-7884          4(c)

       4(d)        *Form of Assignment of Overriding Royalty Interest,
                    effective April 1, 1985, from Texas Commerce Bank National
                    Association, as Trustee, to MTR Holding Co. (Exhibit 4(d)
                    to Form 10-K for year ended December 31, 1984 of Mesa
                    Royalty Trust)............................................       1-7884          4(d)

       4(e)        *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited
                    Partnership and Conoco, as amended on April 30, 1991
                    (Exhibit 4(e) to Form 10-K for year ended December 31,
                    1991 of Mesa Royalty Trust)...............................       1-7884          4(e)

         27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         MESA ROYALTY TRUST

                                         By       THE CHASE MANHATTAN BANK
                                           -------------------------------------
                                                          TRUSTEE

                                         By        /s/  PETE FOSTER
                                           -------------------------------------
                                                        PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  August 8, 2000

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.