Form 10-Q
period 2000-09-30
MESA ROYALTY TRUST/TX
filed 2000-11-13
CIK 313364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     As of November 9, 2000 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------------    ------------------------
                                            2000          1999          2000          1999
                                         ----------    ----------    ----------    ----------
Royalty income.......................    $2,261,759    $1,376,799    $5,306,743    $3,792,039
Interest income......................        32,119        29,346        72,184        48,383
General and administrative expense...        (7,264)       (6,056)      (21,887)      (21,212)
                                         ----------    ----------    ----------    ----------
     Distributable income............    $2,286,614    $1,400,089    $5,357,040    $3,819,210
                                         ==========    ==========    ==========    ==========
     Distributable income per unit...    $   1.2270    $    .7513    $   2.8746    $   2.0494
                                         ==========    ==========    ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                      SEPTEMBER 30,    DECEMBER 31,
                                          2000             1999
                                      ------------     ------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments ..    $  2,254,495     $  1,678,624
Interest receivable ..............          32,119            6,528
Net overriding royalty interest in
  oil and gas properties .........      42,498,034       42,498,034
Accumulated amortization .........     (30,660,949)     (29,824,772)
                                      ------------     ------------
                                      $ 14,123,699     $ 14,358,414
                                      ============     ============

    LIABILITIES AND TRUST CORPUS
Distributions payable ............    $  2,286,614     $  1,685,152
Trust corpus (1,863,590 units of
  beneficial interest authorized
  and outstanding) ...............      11,837,085       12,673,262
                                      ------------     ------------
                                      $ 14,123,699     $ 14,358,414
                                      ============     ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Trust corpus, beginning of period....    $12,114,119    $13,138,253    $12,673,262    $13,889,555
     Distributable income............      2,286,614      1,400,089      5,357,040      3,819,210
     Distributions to unitholders....     (2,286,614)    (1,400,089)    (5,357,040)    (3,819,210)
     Amortization of net overriding
        royalty interest.............       (277,034)      (347,786)      (836,177)    (1,099,088)
                                         -----------    -----------    -----------    -----------
Trust corpus, end of period..........    $11,837,085    $12,790,467    $11,837,085    $12,790,467
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

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------
                                                    2000                          1999
                                         --------------------------    ---------------------------
                                                           OIL,                           OIL,
                                                        CONDENSATE                     CONDENSATE
                                          NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                            GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                         ----------    ------------    -----------    ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................    $2,512,512      $693,793      $ 1,658,208     $  411,579
Less the Trust's proportionate share
  of:
    Capital costs recovered(2).......      (260,490)       --              (49,665)       --
    Operating costs..................      (617,345)      (58,286)        (563,110)       (52,852)
    Interest on cost carryforward....        (8,425)       --              (27,361)       --
                                         ----------      --------      -----------     ----------
Royalty income.......................    $1,626,252      $635,507      $ 1,018,072     $  358,727
                                         ==========      ========      ===========     ==========
Average sales price..................    $     3.24      $  19.74      $      1.96     $    11.54
                                         ==========      ========      ===========     ==========
                                            (Mcf)          (Bbls)          (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................       502,594        32,186          520,540         31,099
                                         ==========      ========      ===========     ==========
                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------
                                                    2000                           1999
                                         ---------------------------    ---------------------------
                                                            OIL,                           OIL,
                                                         CONDENSATE                     CONDENSATE
                                           NATURAL      AND NATURAL       NATURAL      AND NATURAL
                                             GAS        GAS LIQUIDS         GAS        GAS LIQUIDS
                                         -----------    ------------    -----------    ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................    $ 6,085,427     $1,989,584     $ 4,641,431     $1,092,214
Less the Trust's proportionate share
  of:
    Capital costs recovered(2)(3)....       (734,197)       --              (54,546)       --
    Operating costs..................     (1,826,251)      (181,646)     (1,731,061)      (128,638)
    Interest on cost carryforward....        (26,174)       --              (27,361)       --
                                         -----------     ----------     -----------     ----------
Royalty income.......................    $ 3,498,805     $1,807,938     $ 2,828,463     $  963,576
                                         ===========     ==========     ===========     ==========
Average sales price..................    $      2.61     $    19.04     $      1.78     $     9.60
                                         ===========     ==========     ===========     ==========
                                           (Mcf)          (Bbls)           (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................      1,339,015         94,977       1,588,055        100,381
                                         ===========     ==========     ===========     ==========

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $456,138 and $479,365 at September 30, 2000 and September 30, 1999, respectively. The cost carryforward at September 30, 2000 and September 30, 1999 relate solely to the San Juan Basin Colorado properties.

(3) In the first quarter of 1999, the Trust received credits from Conoco related to prior overcharges on capital expenditures.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The distributable income of the Trust includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2000 was $2,286,614, representing $1.2270 per unit, compared to $1,400,089, representing $.7513 per unit, for the quarter ended September 30, 1999. Based on 1,863,590 units outstanding for the quarters ended September 30, 2000 and 1999, respectively, the per unit distributions were as follows:

                                          2000          1999
                                         -------       ------
July.................................    $ .3352       $.2317
August...............................      .3973        .2781
September............................      .4945        .2414
                                         -------       ------
                                         $1.2270       $.7513
                                         =======       ======

HUGOTON FIELD

     PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term contracts and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing Inc., Amoco, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2000 compared to the third quarter of 1999.

     In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Midcontinent Market Center.

     Royalty income attributable to the Hugoton Royalty increased to $1,349,321 in the third quarter of 2000, as compared to $882,587 in the third quarter of 1999 primarily due to higher natural gas and natural gas liquids average prices. The average price received in the third quarter of 2000 for natural gas and natural gas liquids sold from the Hugoton field was $3.25 per Mcf and $18.79 per barrel, respectively, compared to $1.99 per Mcf and $10.76 per barrel during the same period in 1999. Net production attributable to the Hugoton Royalty was 297,884 Mcf of natural gas and 20,233 barrels of natural gas liquids in the third quarter of 2000 compared to 322,744 Mcf of natural gas and 22,335 barrels of natural gas liquids in the third quarter of 1999. The decreases in production volumes were due primarily to natural production declines.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC set the Hugoton field allowable for the period April 1, 2000 through September 30, 2000, at 170.5 billion cubic feet of gas, compared with 184.6 billion cubic feet of gas during the same period last year. In addition, the KCC has set the Hugoton field allowable for the period October 1, 2000 through March 31, 2001, at 160.7 billion cubic feet of gas.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico increased to $912,438 during the third quarter of 2000 as compared with $494,212 in the third quarter of 1999 due to higher average natural gas and natural gas liquids prices and higher natural gas and natural gas liquids production. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in Colorado for the third quarter of 2000 or 1999, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 204,710 Mcf of natural gas and 11,953 barrels of natural gas liquids in the third quarter of 2000 as compared to 197,796 Mcf of natural gas and 8,764 barrels of natural gas liquids in the third quarter of 1999. The average price received in the third quarter of 2000 for natural gas and natural gas liquids sold from the San Juan Basin was $3.21 per Mcf and $21.36 per barrel, compared to $1.90 per Mcf and $13.51 per barrel during the same period in 1999.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Distributable income increased to $5,357,040 for the nine months ended September 30, 2000 from $3,819,210 for the same period in 1999.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties increased to $3,531,168 for the nine months ended September 30, 2000 from $2,362,109 for the same period in 1999 due to higher natural gas and natural gas liquids average prices. The average price received in the first nine months of 2000 for natural gas and natural gas liquids sold from the Hugoton field was $2.66 per Mcf and $18.22 per barrel compared to $1.83 per Mcf and $9.02 per barrel during the same period in 1999.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $1,775,575 for the first nine months of 2000 compared to $1,429,930 in the first nine months of 1999 as a result of increased average natural gas and natural gas liquids prices. The average price received in the first nine months of 2000 for natural gas and natural gas liquids sold from the San Juan Basin was $2.52 per Mcf and $20.72 per barrel, compared to $1.71 per Mcf and $11.00 per barrel, during the same period in 1999. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the nine months ended September 30, 2000 and 1999, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

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
         27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the third quarter of 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        MESA ROYALTY TRUST

                                        By     THE CHASE MANHATTAN BANK
                                                          TRUSTEE

                                        By        /s/ PETE FOSTER
                                                      PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  November 13, 2000

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.