Form 10-K405
period 2000-12-31
MESA ROYALTY TRUST/TX
filed 2001-03-27
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-7884
                            ------------------------

                               MESA ROYALTY TRUST

             (Exact Name of Registrant as Specified in Its Charter)

               NEW YORK                                     74-6284806
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

       THE CHASE MANHATTAN BANK,
     INSTITUTIONAL TRUST SERVICES
            712 MAIN STREET
            HOUSTON, TEXAS
    (Address of Principal Executive                           77002
               Offices)                                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-800-852-1422

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS           WHICH REGISTERED
      -------------------           ----------------
  Units of Beneficial Interest  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on March 23, 2001, of $56.00 was approximately $104,361,040.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 23, 2001, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

    Documents Incorporated By Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I
Item 1.                 Business....................................................         1
                          Description of the Trust..................................         1
                          Description of the Units..................................         2
                          Description of Royalty Properties.........................         5
                          Contracts.................................................        16
                          Regulation and Prices.....................................        18
Item 2.                 Properties..................................................        19
Item 3.                 Legal Proceedings...........................................        19
Item 4.                 Submission of Matters to a Vote of Security Holders.........        19

                                           PART II
Item 5.                 Market for the Registrant's Common Equity and Related
                        Unitholder Matters..........................................        20
Item 6.                 Selected Financial Data.....................................        20
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        20
                          Summary of Royalty Income, Production and Average Prices
                          (Unaudited)...............................................        22
Item 8.                 Financial Statements and Supplementary Data.................        23
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................        31

                                           PART III
Item 10.                Directors and Executive Officers of the Registrant..........        31
Item 11.                Executive Compensation......................................        31
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................        31
Item 13.                Certain Relationships and Related Transactions..............        32

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................        32
SIGNATURES..........................................................................        33

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

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

    The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Chase Manhattan Bank (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 1-800-852-1422.

    The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"). Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the New Mexico San Juan Basin Royalty Properties and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

    The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and
(5) the Trust will terminate upon the first to occur of the following events:
(i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $7,960,109 and $5,475,497 for the years 2000 and 1999, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

    Under the instrument conveying the Royalty to the Trust (the "Conveyance"), the Trust is entitled to a percentage of the Net Proceeds, as hereinafter defined, realized from the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties." The Conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by the working interest owners during a particular period over operating and capital costs for such period. "Gross Proceeds" means the amount received by the working interest owners from the sale of minerals covered by the Royalty, subject to certain adjustments. Operating costs mean, generally, costs incurred on an accrual basis by the working interest owners in operating the Royalty Properties, including capital and non-capital costs. If operating and capital costs exceed Gross Proceeds for any month, the excess plus interest thereon at 120% of the prime rate of Bank of America is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust, however, is generally not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. The Trust is not obligated to return any royalty income received in any period. The working interest owners are required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between a working interest owner and any purchaser as to the correct sales price for any production, amounts received by such working interest owner and promptly deposited by it with an escrow agent are not considered to have been received by such working interest owner and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to such working interest owner by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts a working interest owner is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by such working interest owner as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, the working interest owners are required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

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

                            DESCRIPTION OF THE UNITS

    Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 23, 2001.

DISTRIBUTIONS

    The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date") which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1 1/2% below the prime rate charged by The Chase Manhattan Bank or the interest rate which The Chase Manhattan Bank pays in the normal course of business on amounts placed with it, whichever is greater.

LIABILITY OF UNITHOLDERS

    As regards the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust, (2) the assets of the Trust were insufficient to discharge such liability and (3) the assets of the Trustee were insufficient to discharge such liability. Although each unitholder should weigh this potential exposure in deciding whether to retain or transfer his units, the Trustee is of the opinion that because of the passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee, the imposition of any liability on a unitholder is extremely unlikely.

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

    Generally, prior to the Revenue Reconciliation Act of 1990, the transferee of an oil and gas property could not claim percentage depletion with respect to production from the property if it was "proved" at the time of the transfer. This rule is not applicable in the case of transfers of properties after October 11, 1990. Thus, eligible unitholders that acquired units after that date are entitled to claim an allowance for percentage depletion with respect to royalty income attributable to these units to the extent that this allowance exceeds cost depletion as computed for the relevant period.

    SECTION 29 CREDIT

    The Trust receives royalty payments attributable to coal seam gas production from the Fruitland Coal Formation properties. Thus, unitholders are potentially eligible to claim their share of the tax credit attributable to this qualifying production. Each unitholder should consult his tax advisor regarding the limitations and requirements for claiming this tax credit.

    BACKUP WITHHOLDING

    Distributions from the Trust are generally subject to backup withholding at a rate of 31% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

    SALE OF UNITS

    Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

    NON-U.S. UNITHOLDERS

    In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% or lower treaty rate, if applicable. This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Internal Revenue Code of 1986, as amended or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim these deductions. This election once made is irrevocable unless an applicable treaty allows the election to be made annually.

    The Internal Revenue Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. unitholders owning greater than five percent of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Non-U.S. unitholders owning less than five percent of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

    Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder should consult with his own tax adviser as to the advisability of his ownership of units.

    TAX-EXEMPT ORGANIZATIONS

    Investments in publicly traded partnerships are treated the same as investments in other partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if the unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business income. Tax-exempt unitholders should consult their own advisors with respect to the treatment of royalty income.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 2000

                                                                                       PRODUCING GAS
                                                              PRODUCING ACRES(1)        WELLS(1)(2)
                                                              -------------------   -------------------
                                                               GROSS       NET        OIL        GAS
                                                              --------   --------   --------   --------
Hugoton Area (Kansas).......................................  103,364    103,114       466      465.5
San Juan Basin (Northwestern New Mexico and Southwestern
  Colorado).................................................   40,716     31,328     1,561      465.3
                                                              -------    -------     -----      -----
  Total.....................................................  144,080    134,442     2,027      930.8
                                                              =======    =======     =====      =====

------------------------

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

HUGOTON

    The principal property interest conveyed to the Trust accounts for approximately 46% of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

SAN JUAN BASIN

    The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 54% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. See "Description of the Trust". The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SAN JUAN BASIN FRUITLAND COAL DRILLING

    In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2000, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled in the unit, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

    Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Code. See "Description of the Units--Federal Income Tax Matters--Section 29 Credit."

RESERVES

    A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 2000 have been made by PNR. The following letter relating to the "Reserves and Revenue as of December 31, 2000 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

    A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 2000 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") beginning on page 11 regarding such properties reflects estimated reserve quantities.

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

                                     [LOGO]

Tuesday, February 20, 2001

MESA Royalty Trust
Chase Bank of Texas, N.A. (as Trustee)
Chase Tower, Suite 1150
600 Travis Street
Houston TX 77002

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2000 of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a 10.29282% (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 2000. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

Values shown herein are expressed in terms of future net revenue, future net cashflow and present worth. Future net revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net cashflow is calculated by deducting estimated production taxes, ad valorem taxes, lease operating expenses, and capital costs from the future net revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. In this report, present worth values are reported using a discount rate of 10% (percent).

Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282% (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 2000, was zero and no deficit is estimated for the life of the properties.

MESA Royalty Trust
Tuesday, February 20, 2001
Page 2

While estimates of reserves attributable to the Trust are shown in order to comply with requirements of the SEC, this is no precise method of allocating estimates of physical quantities of reserves between the working interest owners and the Trust. The net profits overriding royalty interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Trust. Reserve quantities in the previously mentioned reserve studies have been allocated based on the method referenced in the Reserve Reports. The quantities of reserves attributable to the Trust will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Trust Properties. Therefore, the estimates of reserves set forth in the Reserve Reports are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

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

The development status shown herein represents the status applicable on December 31, 2000. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 2000 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 2000 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 2000. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 2000.

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

MESA Royalty Trust
Tuesday, February 20, 2001
Page 3

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

Estimates of the net proved reserves attributable to the Trust, as of December 31, 2000, are as follows:

TOTAL PROVED RESERVES:
    Natural Gas (Mcf).......................................  19,156,486
    Helium (Mcf)............................................      64,145
    Natural Gas Liquids (bbl)...............................     999,910

PROVED DEVELOPED RESERVES
    Natural Gas (Mcf).......................................  19,156,486
    Helium (Mcf)............................................      64,145
    Natural Gas Liquids (bbl)...............................     999,910

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

The assumptions used for estimating future prices and costs are as follows:

    - Natural Gas Prices - Gas prices were held constant for the life of the properties.

MESA Royalty Trust
Tuesday, February 20, 2001
Page 4

    - Natural Gas Liquids and Helium Prices - Natural gas liquids and helium prices were held constant for the life of the properties.

    - Operating and Capital Costs - Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 2000 values and were not adjusted for inflation.

The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.

TRUST INTEREST:

Future Net Revenue ($)(1)...................................  247,436,234
Future Lease Operating Expenses ($).........................    5,269,367
Future Net Production Taxes ($).............................    6,211,400
Future Net Ad Valorem Taxes ($).............................   14,783,255
Future Net Overhead Expense ($).............................   11,837,182
Future Capital Expenditures ($).............................      751,702
Future Net Cashflow ($).....................................  208,583,328
Present Worth at 10 Percent ($)(1)..........................   84,416,102

1. Future income tax expenses were not taken into account in the preparation of these estimates. Approximately 2 percent of the present worth is estimated to come from helium sales.

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

Submitted,

/s/ JOHN PETERS

John Peters

                                  CONOCO INC.
                                 LETTER REPORT
                                     DATED
                                 MARCH 8, 2001
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 2000
                                      FROM
                               CERTAIN PROPERTIES
                                    OWNED BY
                               MESA ROYALTY TRUST

RANDALL L. DARR
Leader - Reservoir Management                                 P.O. Box 2197
Reservoir Technology Center                                   Houston, Texas 77252
Exploration Production Technology                             (281) 293-1404

March 8, 2001

Mesa Royalty Trust
Chase Bank of Texas, N.A.
Suite 1150
600 Travis Street
Houston, Texas 77002

Re:    MESA ROYALTY TRUST RESERVES AS OF DECEMBER 31, 2000
     SAN JUAN BASIN PROPERTIES, NEW MEXICO

Gentlemen:

    Pursuant to your request, estimates have been prepared as of December 31, 2000 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a
10.29282 percent net royalty interest in certain San Juan Basin properties administered by Conoco.

    Reserves in this report are expressed as Conoco net reserves and MRT net reserves. Conoco net reserves are defined as Conoco's net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 2000. MRT net reserves are defined as that portion of the Conoco net reserves attributable to the interest owned by MRT.

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

    Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those which require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves

2000 Mesa Royalty Trust Reserves
March 8, 2000
Page 2

and production as of December 31, 2000 are tabulated below along with the MRT net reserves reported last year for comparison.

                                           CONVENTIONAL         FRUITLAND COAL             TOTAL
       MRT NET PROVED RESERVES              RESERVOIRS            RESERVOIRS          ALL RESERVOIRS
            SAN JUAN BASIN              -------------------   -------------------   -------------------
        DEVELOPED--UNDEVELOPED          12/31/99   12/31/00   12/31/99   12/31/00   12/31/99   12/31/00
--------------------------------------  --------   --------   --------   --------   --------   --------
Natural Gas, MMscf....................   15,243     19,697        957      1,941     16,200     21,638
Condensate, Mbbl......................       70         90          0          0         70         90
Natural Gas Liquids, Mbbl.............    1,000      1,266          0          0      1,000      1,266

                                           CONVENTIONAL         FRUITLAND COAL             TOTAL
       MRT NET PROVED RESERVES              RESERVOIRS            RESERVOIRS          ALL RESERVOIRS
            SAN JUAN BASIN              -------------------   -------------------   -------------------
            DEVELOPED ONLY              12/31/99   12/31/00   12/31/99   12/31/00   12/31/99   12/31/00
--------------------------------------  --------   --------   --------   --------   --------   --------
Natural Gas, MMscf....................   14,463     18,689        957      1,941     15,420     20,630
Condensate, Mbbl......................       65         85          0          0         65         85
Natural Gas Liquids, Mbbl.............      949      1,201          0          0        949      1,201

    Total MRT reserves increased in 2000 due to improvements in price. Proved Developed Behind Pipe and Proved Undeveloped reserves increased in 2000 due to an increased development plan. Many of the Proved Undeveloped Reserves will be accessed in 2001 through an active development and re-completion program. The reserves value reflect natural gas shrinkage of 12.791 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

    Product prices and operating costs used for yearend 2000 are shown in the table below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties. The December 2000 product prices are substantially higher than the December 1999 prices.

                       PRODUCT PRICES                         DECEMBER 1999   DECEMBER 2000
                       --------------                         -------------   -------------
Conventional Nat. Gas. $/Mscf...............................       2.33            9.23
Coal Natural Gas, $/Mscf....................................       1.98            7.90
Condensate, $/Bbl...........................................      21.54           28.62
Natural Gas Liquids, $/Bbl..................................      12.01           16.39

    Revenue and cash flow values in this report are based on product prices for San Juan Basin effective on December 31, 2000. The gas price excludes a transportation expense of $0.45 per Mcf for conventional gas and $0.94 per Mcf for Fruitland Coal gas. The price also excludes combined production and ad valorem tax rates of 10.6 percent and 9.2 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 1999 rates of
10.9 percent for conventional gas and 9.5 percent for Fruitland Coal. The taxes and transportation expenses are also excluded from the annual per well operating costs tabulated below. Fruitland Coal operating costs on a per well basis were higher in 2000 than in 1999 due to an extensive effort to maximise production

2000 Mesa Royalty Trust Reserves
March 8, 2000
Page 3

volumes within the tax credit window. An increase in the total number of Net Active Conventional Completions is due to an active development program.

                                                                               OPERATING COSTS
                                                  NET ACTIVE COMPLETIONS        ($/WELL/YEAR)
                                                  -----------------------   ---------------------
                OPERATING COSTS                    12/31/99     12/31/00    12/31/99    12/31/00
                ---------------                   ----------   ----------   ---------   ---------
Conventional Gas................................     417          430        17,000      18,900
Fruitland Coal Gas..............................      35           35        48,800      56,200

    A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to CONOCO'S net reserves as of December 31, 2000 is shown in the table below. The 1999 numbers are included for comparison. All costs are yearend 2000 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

                                         CONVENTIONAL         FRUITLAND COAL
                                          RESERVOIRS            RESERVOIRS        TOTAL ALL RESERVOIRS
                                     --------------------   -------------------   --------------------
CONOCO NET INTEREST SAN JUAN BASIN   12/31/99   12/31/00    12/31/99   12/31/00   12/31/99   12/31/00
----------------------------------   --------   ---------   --------   --------   --------   ---------
Future Revenue, M$.................  765,131    2,574,288    58,871    209,579    824,002    2,783,845
Production & Ad Valorem Taxes,
  M$...............................   83,399      273,644     5,605     19,218     89,004      292,862
Operating & Transportation Costs,
  M$...............................  185,874      284,455    33,670     40,843    219,544      325,298
Abandonment Costs, M$..............    1,742        2,506       127        171      1,869        2,677
Capital Costs, M$..................   17,836       20,776     1,055        405     18,891       21,181
Future BFIT Cash Flow, M$..........  476,280    1,992,885    18,414    148,942    494,694    2,141,827
Deficit Balance, M$................        0            0         0          0          0            0
Future BFIT Cash Flow Subject to
  MRT Interest, M$.................  476,280    1,992,885    18,414    148,942    494,694    2,141,827
Present Worth @ 10%, M$............  187,405      791,063    14,640    106,012    202,045      897,075

    Conoco's future revenues are significantly higher due to the increased product prices.

    Operating costs are higher for both the conventional gas and Fruitland Coal due to increased transportation and operating costs and the additional operating expense associated with recovery of the new incremental reserves.

    Capital costs are associated with projects required to produce undeveloped proved reserves and maintain existing production of developed reserves. The increase in capital for the conventional reservoirs reflects the additional wells needed to develop the increased proved undeveloped reserves.

2000 Mesa Royalty Trust Reserves
March 8, 2000
Page 4

    A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 2000 is tabulated below along with what was reported last year for comparison.

                                            CONVENTIONAL         FRUITLAND COAL             TOTAL
                                             RESERVOIRS            RESERVOIRS          ALL RESERVOIRS
                                         -------------------   -------------------   -------------------
MRT INTEREST (10.29282%) SAN JUAN BASIN  12/31/99   12/31/00   12/31/99   12/31/00   12/31/99   12/31/00
---------------------------------------  --------   --------   --------   --------   --------   --------
Future BFIT Cash Flow, M$.............    49,023    205,124      1,895     15,330     50,918    220,454
Present Worth @ 10%, M$...............    19,289     81,423      1,507     10,912     20,796     92,335

    Compared to last year, future cash flow and present worth is higher for conventional gas and Fruitland Coal, reflecting the increase in product prices.

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

    Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $9.85 per Mcf for Hugoton properties and $9.11 per Mcf for San Juan Basin properties as of December 31, 2000) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 2000 was $2.97 per Mcf, representing a combination of contract prices and spot market prices.

    The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $50,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

    Standardized measure at December 31, 2000 was calculated using natural gas prices of $9.85 per Mcf for Hugoton properties and $9.11 per Mcf for San Juan properties. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, the discounted future net cash flows would be significantly reduced if the standardized measure was calculated using March 2001 prices.

INCOME, PRODUCTION AND AVERAGE PRICES

    Reference is made to "Summary of Royalty Income, Production and Average Prices" under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

                                   CONTRACTS

HUGOTON FIELD

    Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 63% of the Royalty income of the Trust during 2000.

    PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in 2000 compared to 1999.

    In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year being effective June 1, 2000. PNR has extended the contract to June 1, 2001. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Midcontinent Market Center.

    Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 2000 through March 31, 2001, was 160.7 billion cubic feet of gas, compared with 179.6 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

    Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 37% of the Royalty income of the Trust during 2000. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

MARKET FOR NATURAL GAS

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's has been affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 1999 and 2000, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 in 1995. Annual wellhead prices generally increased to $2.32 per Mcf in 1997, decreased to $1.94 per Mcf in 1998, increased to $2.08 per Mcf in 1999 then increased again to $3.35 per Mcf in 2000, according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

FERC REGULATION

    In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as the working interest owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. On
February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637, ET SEQ. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. As to all of these recent FERC initiatives, the working interest owners have advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

STATE AND OTHER REGULATION

    All of the jurisdictions in which the Trust has an interest in producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters. See "Contracts--Hugoton Field" for a discussion of PNR's allowables in the Hugoton Royalty Properties.

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

ENVIRONMENTAL MATTERS

    The working interest owners' operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the Solid Waste Disposal Act, the Clean Air Act, and the Federal Water Pollution Control Act. These laws and regulations, including their state counterparts, can impose liability upon the lessee under a lease for the cost of cleanup of discharged materials resulting from a lessee's operations or can subject the lessee to liability for damages to natural resources. Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas and restrictions on the injection of liquids into the subsurface that may contaminate groundwater. The working interest owners have advised the Trust that they maintain insurance for costs of cleanup operations, but they are not fully insured against all such risks. A serious release of regulated materials could result in the U.S. Department of the Interior requiring lessees under federal leases to suspend or cease operations in the affected area. In addition, the recent trend toward stricter standards and regulations in environmental legislation is likely to continue. For example, from time to time legislation has been proposed in Congress that would reclassify certain oil and gas production wastes as "hazardous wastes" which would subject the handling, disposal and cleanup of these wastes to more stringent requirements and result in increased operating costs for the Royalty Properties, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Royalty Properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
  MATTERS.

    The units of beneficial interest of the Trust are traded on the New York Stock Exchange--ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2000, were as follows:

                                                              2000                                 1999
                                               ----------------------------------   ----------------------------------
QUARTER                                          HIGH       LOW      DISTRIBUTION     HIGH       LOW      DISTRIBUTION
-------                                        --------   --------   ------------   --------   --------   ------------
First........................................   $47.75     $42.25      $0.8794       $44.88     $43.00       $.6503
Second                                          $42.75     $40.00      $0.7682       $46.50     $43.25       $.6478
Third........................................   $40.38     $37.88      $1.2270       $49.00     $45.00       $.7513
Fourth.......................................   $42.50     $40.00      $1.4345       $48.25     $47.00       $.9043

    At March 23, 2000, the 1,863,590 units outstanding were held by 1,339 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                   2000          1999          1998          1997          1996
                                -----------   -----------   -----------   -----------   -----------
Royalty income................  $ 7,960,109   $ 5,475,497   $ 6,209,778   $ 9,287,406   $ 7,669,020
Distributable income..........  $ 8,030,448   $ 5,504,362   $ 6,248,216   $ 9,358,576   $ 7,689,372
Distributable income per
  unit........................  $    4.3091   $    2.9536   $    3.3528   $    5.0218   $    4.1261
Total assets at year end......  $14,545,212   $14,358,414   $14,902,521   $17,616,866   $18,975,935

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

FINANCIAL REVIEW

    YEARS 2000 AND 1999

    The Trust's Royalty income was $7,960,109 in 2000, an increase of approximately 45%, as compared to $5,475,497 in 1999, primarily as a result of higher natural gas and natural gas liquids prices.

    Royalty income from the Hugoton Royalty Properties was $5,051,072 in 2000, an increase of approximately 49%, as compared to $3,400,082 in 1999, primarily as a result of higher natural gas and natural gas liquids prices in 2000.

    The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $3.03 per Mcf and $19.24 per barrel, respectively, in 2000 as compared to $1.97 per Mcf and $10.24 per barrel, respectively, in 1999. Net production attributable to the Hugoton Royalty was 1,142,851 Mcf of natural gas and 82,549 barrels of natural gas liquids in 2000 as compared with 1,250,300 Mcf of natural gas and 91,503 barrels of natural gas liquids in 1999.

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $2,909,037 in 2000 as compared to $2,075,415 in 1999. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in 2000. No Royalty income was received from the San Juan Basin Royalty Properties located in the state of Colorado in 2000 or 1999, as costs associated with the Fruitland Coal drilling program on Royalty Properties in that state have not been fully recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

    The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $2.88 per Mcf and $21.51 per barrel, respectively, in 2000 compared with $1.81 per Mcf and $12.54 per barrel, respectively, in 1999. Net production attributable to the San Juan Basin Royalty was 677,569 Mcf of natural gas and 44,521 barrels of natural gas liquids, oil and condensate in 2000 as compared to 865,312 Mcf of natural gas and 40,606 barrels of natural gas liquids, oil and condensate in 1999.

    As more fully discussed in Note 6 of the Notes to Financial Statements contained in Item 8 of this Form 10-K, production attributable to the Trust's interest in the Royalty Properties is calculated based on Royalty income received from the applicable net profits interest owned by the Trust.

    Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Code. See "Description of the Units--Federal Income Tax Matters--Section 29 Credit" under Item 1 of this Form 10-K.

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

    The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $ 1.81 per Mcf and $12.54 per barrel, respectively, in 1999 compared with $1.92 per Mcf and $11.12 per barrel, respectively, in 1998. Net production attributable to the San Juan Basin Royalty was 865,312 Mcf of natural gas and 40,606 barrels of natural gas liquids, oil and condensate in 1999 as compared to 811,007 Mcf of natural gas and 37,521 barrels of natural gas liquids, oil and condensate in 1998.

      SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                  HUGOTON                   SAN JUAN BASIN                     TOTAL
                                         -------------------------   ----------------------------   ----------------------------
                                                                                        OIL,                           OIL,
                                                                                     CONDENSATE                     CONDENSATE
                                                       NATURAL GAS                  AND NATURAL                    AND NATURAL
                                         NATURAL GAS   LIQUIDS(2)    NATURAL GAS   GAS LIQUIDS(2)   NATURAL GAS   GAS LIQUIDS(2)
                                         -----------   -----------   -----------   --------------   -----------   --------------
Year ended December 31, 2000:
  The Trust's proportionate share of--
    Gross proceeds.....................  $4,430,755    $1,588,234    $4,412,109      $1,181,184     $8,842,864      $2,769,418
  Less the Trust's proportionate share
    of--
    Capital costs recovered(1).........    (127,513)           --      (826,428)             --       (953,941)             --
    Operating costs....................    (840,404)                 (1,600,283)       (223,545)    (2,440,687)       (223,545)
    Interest on cost carryforward......          --            --       (34,000)             --        (34,000)             --
                                         -----------   ----------    -----------     ----------     -----------     ----------
  Royalty income.......................  $3,462,838    $1,588,234    $1,951,398      $  957,639     $5,414,236      $2,545,873
                                         ===========   ==========    ===========     ==========     ===========     ==========
  Average sales price..................  $     3.03    $    19.24    $     2.88      $    21.51     $     2.97      $    20.04
                                         ===========   ==========    ===========     ==========     ===========     ==========
  Net production volumes attributable          (Mcf)       (Bbls)          (Mcf)         (Bbls)           (Mcf)         (Bbls)
    to the Royalty paid................   1,142,851        82,549       677,569          44,521      1,820,420         127,070
                                         ===========   ==========    ===========     ==========     ===========     ==========
Year ended December 31, 1999:
  The Trust's proportionate share of--
    Gross proceeds.....................  $3,382,152    $  936,991    $3,119,929      $  683,584     $6,502,081      $1,620,575
  Less the Trust's proportionate share
    of--
    Capital costs recovered(1).........     (32,956)           --       (83,475)             --       (116,431)             --
    Operating costs....................    (886,105)           --    (1,434,069)       (174,383)    (2,320,174)       (174,383)
    Interest on cost carryforward......          --            --       (36,171)             --        (36,171)             --
                                         -----------   ----------    -----------     ----------     -----------     ----------
  Royalty income.......................  $2,463,091    $  936,991    $1,566,214      $  509,201     $4,029,305      $1,446,192
                                         ===========   ==========    ===========     ==========     ===========     ==========
  Average sales price..................  $     1.97    $    10.24    $     1.81      $    12.54     $     1.90      $    10.95
                                         ===========   ==========    ===========     ==========     ===========     ==========
  Net production volumes attributable          (Mcf)       (Bbls)          (Mcf)         (Bbls)           (Mcf)         (Bbls)
    to the Royalty paid................   1,250,300        91,503       865,312          40,606      2,115,612         132,109
                                         ===========   ==========    ===========     ==========     ===========     ==========
Year ended December 31, 1998:
  The Trust's proportionate share of--
    Gross proceeds.....................  $4,315,417    $1,003,090    $3,838,538      $  594,315     $8,153,955      $1,597,405
  Less the Trust's proportionate share
    of--
    Capital costs recovered(1).........     (76,949)           --      (546,352)             --       (623,301)             --
    Operating costs....................  (1,006,143)                 (1,699,546)       (177,086)    (2,705,689)       (177,086)
    Interest on cost carryforward......          --            --       (35,506)             --        (35,506)             --
                                         -----------   ----------    -----------     ----------     -----------     ----------
  Royalty income.......................  $3,232,325    $1,003,090    $1,557,134      $  417,229     $4,789,459      $1,420,319
                                         ===========   ==========    ===========     ==========     ===========     ==========
  Average sales price..................  $     2.10    $    10.64    $     1.92      $    11.12     $     2.04      $    10.78
                                         ===========   ==========    ===========     ==========     ===========     ==========
  Net production volumes attributable          (Mcf)       (Bbls)          (Mcf)         (Bbls)           (Mcf)         (Bbls)
    to the Royalty paid................   1,539,202        94,275       811,007          37,521      2,350,209         131,796
                                         ===========   ==========    ===========     ==========     ===========     ==========

    For a discussion of the method used to compute the net production volumes in the table above, see Note 6 in the Notes to Financial Statements.

------------------------

(1) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $390,457, $452,188 and $456,377 at December 31, 2000, 1999 and 1998,
    respectively, and relate solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties--San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2) Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               MESA ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Royalty income...........................................  $7,960,109   $5,475,497   $6,209,778
Interest income..........................................      97,383       54,911       73,714
General and administrative expenses......................     (27,044)     (26,046)     (35,276)
                                                           ----------   ----------   ----------
Distributable income.....................................  $8,030,448   $5,504,362   $6,248,216
                                                           ==========   ==========   ==========
Distributable income per unit............................  $   4.3091   $   2.9536   $   3.3528
                                                           ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Cash and short-term investments.............................  $  2,658,110   $  1,678,624
Interest receivable.........................................        25,199          6,528
Net overriding royalty interests in oil and gas
  properties................................................    42,498,034     42,498,034
  Less: accumulated amortization............................   (30,636,131)   (29,824,772)
                                                              ------------   ------------
Total assets................................................  $ 14,545,212   $ 14,358,414
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Distributions payable.......................................  $  2,683,309   $  1,685,152
Trust corpus (1,863,590 units of beneficial interest
  authorized and outstanding)...............................    11,861,903     12,673,262
                                                              ------------   ------------
Total liabilities and trust corpus..........................  $ 14,545,212   $ 14,358,414
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Trust corpus, beginning of year.......................  $12,673,262   $13,889,555   $15,512,726
  Distributable income................................    8,030,448     5,504,362     6,248,216
  Distributions to unitholders........................   (8,030,448)   (5,504,362)   (6,248,216)
  Amortization of net overriding royalty interests....     (811,359)   (1,216,293)   (1,623,171)
                                                        -----------   -----------   -----------
Trust corpus, end of year.............................  $11,861,903   $12,673,262   $13,889,555
                                                        ===========   ===========   ===========

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

    The Chase Manhattan Bank (the "Trustee") successor by merger to Chase Bank of Texas, National Association is trustee for the Trust. The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that:

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

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

    This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States because, under such principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(5) FEDERAL INCOME TAXES

    In a technical advice memorandum dated February 26, 1982, the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation.

    As a grantor trust, the Trust will incur no federal income tax liability.

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2000, 1999 and 1998 are based on reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

    Future prices for natural gas and oil, condensate and natural gas liquids were based on prices at each year end. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

    Estimates of reserve volumes attributable to the Royalty are shown in order to comply with requirements of the SEC. There is no precise method of allocating estimates of physical quantities of reserve volumes between the Working Interest Owners and the Trust, since the Royalty is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED) the Royalty. The quantities of reserves attributable to the Trust have been and will be affected by changes in various economic factors utilized in estimating net revenues from the Royalty Properties. Therefore, the estimates of reserve volumes set forth below are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

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

          ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
                                  (UNAUDITED)

                                                                 OIL,
                                                              CONDENSATE
                                                              AND NATURAL
                                                              GAS LIQUIDS   NATURAL GAS
                                                              -----------   -----------
                                                                (BBLS)         (MCF)
Proved Reserves:
  December 31, 1997.........................................   1,686,509    35,605,125
    Revisions to previous estimates.........................      65,215    (1,841,219)
    Production..............................................    (131,796)   (2,350,209)
                                                               ---------    ----------
  December 31, 1998.........................................   1,619,928    31,413,697
    Revisions to previous estimates.........................     484,393     3,314,482
    Production..............................................    (132,109)   (2,115,612)
                                                               ---------    ----------
  December 31, 1999.........................................   1,972,212    32,612,567
    Revisions to previous estimates.........................     510,768    10,066,484
    Production..............................................    (127,070)   (1,820,420)
                                                               ---------    ----------
  December 31, 2000.........................................   2,355,910    40,858,631
                                                               =========    ==========
Proved Developed Reserves:
  December 31, 1998.........................................   1,591,928    31,019,697
                                                               =========    ==========
  December 31, 1999.........................................   1,916,212    31,833,567
                                                               =========    ==========
  December 31, 2000.........................................   2,285,910    39,850,631
                                                               =========    ==========

------------------------

- The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 2000, 90,000 Bbls; 1999, 70,000 Bbls, and 1998, 57,000 Bbls.

- The Hugoton Royalty represents 42%, 46% and 46% of the estimated proved oil, condensate and natural gas liquids reserves and 47%, 50% and 54% of the estimated proved natural gas reserves as of December 31 of 2000, 1999 and 1998, respectively.

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED)
               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
            PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
                                  (UNAUDITED)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds....  $ 533,972   $163,887
Less the Trust's proportionate share of--
  Future operating costs....................................   (101,727)   (54,849)
  Future capital costs......................................     (3,207)    (2,873)
                                                              ---------   --------
Future royalty income.......................................    429,038    106,165
Discount at 10% per annum...................................   (252,287)   (59,470)
                                                              ---------   --------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $ 176,751   $ 46,695
                                                              =========   ========

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
            PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
                                  (UNAUDITED)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Standardized measure at beginning of year...................  $ 46,695   $30,204    $ 47,029
                                                              --------   -------    --------
  Revisions of previous estimates...........................    27,654     5,189      (3,790)
  Net changes in price and production costs.................   105,692    13,757     (11,528)
  Royalty income............................................    (7,960)   (5,475)     (6,210)
  Accretion of discount.....................................     4,670     3,020       4,703
                                                              --------   -------    --------
  Net changes in standardized measure.......................   130,056    16,491     (16,825)
                                                              --------   -------    --------
Standardized measure at end of year.........................  $176,751   $46,695    $ 30,204
                                                              ========   =======    ========

------------------------

- The Hugoton Royalty represents approximately 48% and 55% of the standardized measure of future royalty income for 2000 and 1999, respectively.

- Standardized measure at December 31, 2000 was calculated using natural gas prices of $9.85 per Mcf for Hugoton properties and $9.11 per Mcf for San Juan properties. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, the discounted future net cash flows would be significantly reduced if the standardized measure was calculated using March 2001 prices.

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                 MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                ----------   ----------   ------------   -----------
2000:
  Royalty income..............................  $1,621,389   $1,423,595    $2,261,759    $2,653,366
  Distributable income........................  $1,638,750   $1,431,676    $2,286,614    $2,673,408
  Distributable income per unit...............  $    .8794   $    .7682    $   1.2270    $   1.4345
1999:
  Royalty income..............................  $1,208,881   $1,206,359    $1,376,799    $1,683,458
  Distributable income........................  $1,211,895   $1,207,226    $1,400,089    $1,685,152
  Distributable income per unit...............  $    .6503   $    .6478    $    .7513    $    .9042

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE CHASE MANHATTAN BANK (TRUSTEE)
  AND THE UNITHOLDERS OF THE MESA ROYALTY TRUST:

    We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As described in Note 3, these financial statements were prepared on the basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2000 and 1999, and its distributable income and changes in trust corpus for each of the three years in the period ended
December 31, 2000, on the basis of accounting described in Note 3.

                                                 ARTHUR ANDERSEN LLP

Houston, Texas
March 23, 2001

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

                                                                           AMOUNT AND
                                                                           NATURE OF     PERCENT
TITLE OF CLASS OF                             NAME AND ADDRESS             BENEFICIAL       OF
VOTING SECURITIES                            OF BENEFICIAL OWNER          OWNERSHIP(1)    CLASS
-----------------                            -------------------          ------------   --------
Units of Beneficial Interest.......  Alpine Capital, L.P.
                                       201 Main Street, Suite 3100
                                       Fort Worth, Texas 76102               781,016(2)   41.9%
Units of Beneficial Interest.......  Beck, Mack & Oliver LLC
                                       330 Madison Avenue
                                       New York, NY 10017                    296,868(3)   15.9%

------------------------

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

(3) Information obtained from Schedule 13G dated January 18, 2001 of Beck,
    Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

    (B) SECURITY OWNERSHIP OF MANAGEMENT.

       Not applicable.

    (C) CHANGES IN CONTROL. Registrant knows of no arrangements, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A)(1)FINANCIAL STATEMENTS

    The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Statements of Distributable Income..........................       23
Statements of Assets, Liabilities and Trust Corpus..........       23
Statements of Changes in Trust Corpus.......................       23
Notes to Financial Statements...............................       24
Report of Independent Public Accountants....................       30

    (A)(2)SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

    (A)(3)EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                    SEC FILE OR
                                                                    REGISTRATION      EXHIBIT
                                                                       NUMBER          NUMBER
                                                                    ------------      --------
4(a)  *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and
       Texas Commerce Bank National Association, as Trustee, dated
       November 1, 1979...........................................    2-65217             1(a)
4(b)  *Overriding Royalty Conveyance between Mesa Petroleum Co.
       and Texas Commerce Bank, as Trustee, dated November 1,
       1979.......................................................    2-65217             1(b)
4(c)  *First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year
       ended December 31, 1984 of Mesa Royalty Trust).............     1-7884             4(c)
4(d)  *Form of Assignment of Overriding Royalty Interest,
       effective April 1, 1985, from Texas Commerce Bank National
       Association, as Trustee, to MTR Holding Co. (Exhibit 4(d)
       to Form 10-K for year ended December 31, 1984 of Mesa
       Royalty Trust).............................................     1-7884             4(d)
4(e)  *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited
       Partnership and Conoco, as amended on April 30, 1991
       (Exhibit 4(e) to Form 10-K for year ended December 31, 1991
       of Mesa Royalty Trust).....................................     1-7884             4(e)

    (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MESA ROYALTY TRUST

                                                       By   THE CHASE MANHATTAN BANK, TRUSTEE

                                                       By                /s/ PETE FOSTER
                                                            -----------------------------------------
                                                                           Pete Foster
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

March 23, 2000

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.