Form 10-Q
period 2001-03-31
MESA ROYALTY TRUST/TX
filed 2001-05-14
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

                     Commission File Number 1-7884

                            ------------------------

                               MESA ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                 TEXAS                                      74-6284806
        (State of Incorporation                          (I.R.S. Employer
           or Organization)                            Identification No.)

       THE CHASE MANHATTAN BANK,                              77002
     INSTITUTIONAL TRUST SERVICES                           (Zip Code)
            712 MAIN STREET
            HOUSTON, TEXAS
    (Address of Principal Executive
               Offices)

                                 1-800-852-1422
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

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

    As of May 10, 2001--1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MESA ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Royalty income..............................................  $3,830,016   $1,621,389
Interest income.............................................      44,123       22,124
General and administrative expense..........................      (5,934)      (4,763)
                                                              ----------   ----------
  Distributable income......................................  $3,868,205   $1,638,750
                                                              ==========   ==========
  Distributable income per unit.............................  $   2.0757   $   0.8794
                                                              ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash and short-term investments.............................  $  3,824,082   $  2,658,110
Interest receivable.........................................        44,123         25,199
Net overriding royalty interest in oil and gas properties...    42,498,034     42,498,034
Accumulated amortization....................................   (30,832,951)   (30,636,131)
                                                              ------------   ------------
      Total assets..........................................  $ 15,533,288   $ 14,545,212
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS
Distributions payable.......................................  $  3,868,205   $  2,683,309
Trust corpus (1,863,590 units of beneficial interest
  authorized and outstanding)...............................    11,665,083     11,861,903
                                                              ------------   ------------
      Total liabilities and trust corpus....................  $ 15,533,288   $ 14,545,212
                                                              ============   ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Trust corpus, beginning of period...........................  $11,861,903   $12,673,262
  Distributable income......................................    3,868,205     1,638,750
  Distributions to unitholders..............................   (3,868,205)   (1,638,750)
  Amortization of net overriding royalty interest...........     (196,820)     (282,434)
                                                              -----------   -----------
Trust corpus, end of period.................................  $11,665,083   $12,390,828
                                                              ===========   ===========

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--TRUST ORGANIZATION

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank ("Trustee"), the successor by merger to Chase Bank of Texas, National Association, in accordance with the instructions to Form 10-Q. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2000 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                                                            THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                           2001                       2000
                                                 ------------------------   ------------------------
                                                                 OIL,                       OIL,
                                                              CONDENSATE                 CONDENSATE
                                                  NATURAL     AND NATURAL    NATURAL     AND NATURAL
                                                    GAS       GAS LIQUIDS      GAS       GAS LIQUIDS
                                                 ----------   -----------   ----------   -----------
The Trust's proportionate share of Gross
  Proceeds(1)..................................  $3,940,564    $836,005     $1,804,813    $616,042
Less the Trust's proportionate share of:
  Capital costs recovered(2)...................    (159,733)         --       (149,975)         --
  Operating costs..............................    (701,202)    (85,618)      (565,379)    (75,043)
  Interest on cost carryforward................          --          --         (9,069)         --
                                                 ----------    --------     ----------    --------
Royalty income.................................  $3,079,629    $750,387     $1,080,390    $540,999
                                                 ==========    ========     ==========    ========
Average sales price............................  $     5.44    $  26.27     $     2.34    $  17.03
                                                 ==========    ========     ==========    ========
                                                   (Mcf)       (Bbls)         (Mcf)       (Bbls)
Net production volumes attributable to the
  Royalty......................................     565,823      28,563        462,586      31,762
                                                 ==========    ========     ==========    ========

------------------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $504,411 and $504,876 at March 31, 2001 and March 31, 2000, respectively and relates solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2001 was $3,868,205, representing $2.0757 per unit, compared to $1,638,750, representing $.8794 per unit, for the first quarter ended March 31, 2000. Based on 1,863,590 units outstanding for the quarters ended March 31, 2001 and 2000, respectively, the per unit distributions were as follows:

                                                               2001       2000
                                                             --------   --------
January....................................................  $ .5811     $.3510
February...................................................    .6710      .2801
March......................................................    .8236      .2483
                                                             -------     ------
                                                             $2.0757     $.8794
                                                             =======     ======

HUGOTON FIELD

    PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2001 compared to the first quarter of 2000.

    In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis being effective June 1, 2000. PNR has extended the contract to June 1, 2001. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Midcontinent Market Center.

    Royalty income attributable to the Hugoton Royalty increased to $2,023,291 in the first quarter of 2001, from $1,111,789 in the first quarter of 2000 due to higher prices received for production of natural gas and liquids from the Hugoton Royalty Properties. The average price received in the first quarter of 2001 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $5.39 per MCF and $24.88 per barrel, respectively, compared to $2.41 per Mcf and $16.41 per barrel, respectively, in the first quarter of 2000. Net production attributable to the Hugoton Royalty decreased to 294,498 Mcf of natural gas and 17,522 barrels of natural gas liquids in the first quarter of 2001 from 306,027 Mcf of natural gas and 22,807 barrels of natural gas liquids in the first quarter of 2000.

    Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2001 through September 30, 2001, at 156.2 Bcf of gas, compared with 170.5 Bcf of gas during the same period last year.

SAN JUAN BASIN

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,806,725 during the first quarter of 2001 as compared with royalty income of $509,600 in the first quarter of 2000. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in the first quarter of 2001. No royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the first quarter of 2001 and 2000, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 271,325 Mcf of natural gas and 11,041 barrels of natural gas liquids in the first quarter of 2001, compared to 156,559 Mcf of natural gas and 8,955 barrels of natural gas liquids in the first quarter of 2000. The average price received in the first quarter of 2001 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $5.50 per Mcf and $28.48 per barrel, respectively, compared to $2.19 per Mcf and $18.62 per barrel during the same period in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Trust does not utilize market risk sensitive instruments. However, see the discussion of marketing by the working interest owners above.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. The Chase Manhattan Bank is successor by merger to Chase Bank of Texas, National Association. Chase Bank of Texas, National Association was the successor name of Texas Commerce Bank National Association.)

                                                                                  SEC FILE
                                                                                     OR
                                                                                REGISTRATION   EXHIBIT
                                                                                   NUMBER       NUMBER
                                                                                ------------   --------
      4(a)      * Mesa Royalty Trust Indenture between Mesa Petroleum Co. and
                  Texas Commerce Bank National Association, as Trustee, dated
                  November 1, 1979............................................    2-65217         1(a)

      4(b)      * Overriding Royalty Conveyance between Mesa Petroleum Co. and
                  Texas Commerce Bank, as Trustee, dated November 1, 1979.....    2-65217         1(b)

      4(c)      * First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended
                  December 31, 1984 of Mesa Royalty Trust)....................     1-7884         4(c)

      4(d)      * Form of Assignment of Overriding Royalty Interest, effective
                  April 1, 1985, from Texas Commerce Bank National
                  Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to
                  Form 10-K for year ended December 31, 1984 of Mesa Royalty
                  Trust)......................................................     1-7884         4(d)

      4(e)      * Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited
                  Partnership and Conoco, as amended on April 30, 1991
                  (Exhibit 4(e) to Form 10-K for year ended December 31, 1991
                  of Mesa Royalty Trust)......................................     1-7884         4(e)

    (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 2001.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       MESA ROYALTY TRUST

                                                       By:          THE CHASE MANHATTAN BANK,
                                                                            as Trustee

                                                       By:               /s/ MIKE ULRICH
                                                            -----------------------------------------
                                                                           Mike Ulrich
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

    Date: May 14, 2001

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.