Form 10-Q
period 2001-06-30
MESA ROYALTY TRUST/TX
filed 2001-08-10
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED ENDED JUNE 30, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 1-7884

                            ------------------------

                               MESA ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                        76-6284806
           (STATE OF INCORPORATION                            (I.R.S. EMPLOYER
               OR ORGANIZATION)                             IDENTIFICATION NO.)

           THE CHASE MANHATTAN BANK
           CORPORATE TRUST DIVISION
                  700 LAVACA
                AUSTIN, TEXAS                                      78701
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 1-512-479-2562
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

    As of August 10, 2001--1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               MESA ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Royalty income................................  $3,527,218   $1,423,595   $7,357,234   $3,044,984
Interest income...............................      27,419       17,941       71,542       40,065
General and administrative expense............      (7,457)      (9,860)     (13,391)     (14,623)
                                                ----------   ----------   ----------   ----------
  Distributable income........................  $3,547,180   $1,431,676   $7,415,385   $3,070,426
                                                ==========   ==========   ==========   ==========
  Distributable income per unit...............  $   1.9034   $    .7682   $   3.9791   $   1.6476
                                                ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and short-term investments.............................  $  3,519,761   $  2,658,110
Interest receivable.........................................        27,419         25,199
Net overriding royalty interest in oil and gas properties...    42,498,034     42,498,034
Accumulated amortization....................................   (31,035,569)   (30,636,131)
                                                              ------------   ------------
      Total assets..........................................  $ 15,009,645   $ 14,545,212
                                                              ============   ============
                              LIABILITIES AND TRUST CORPUS
Distributions payable.......................................  $  3,547,180   $  2,683,309
Trust corpus (1,863,590 units of beneficial interest
  authorized and outstanding)...............................    11,462,465     11,861,903
                                                              ------------   ------------
      Total liabilities and trust corpus                      $ 15,009,645   $ 14,545,212
                                                              ============   ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Trust corpus, beginning of period.........  $11,665,083   $12,390,828   $11,861,903   $12,673,262
  Distributable income....................    3,547,180     1,431,676     7,415,385     3,070,426
  Distributions to unitholders............   (3,547,180)   (1,431,676)   (7,415,385)   (3,070,426)
  Amortization of net overriding royalty
    interest..............................     (202,618)     (276,709)     (399,438)     (559,143)
                                            -----------   -----------   -----------   -----------
Trust corpus, end of period...............  $11,462,465   $12,114,119   $11,462,465   $12,114,119
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

    This basis for reporting Royalty income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles accepted in the United States. Under these accounting principles, Royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

                  SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

    Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated (unaudited):

                                                             THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------
                                                          2001                        2000
                                                -------------------------   -------------------------
                                                                 OIL,                        OIL,
                                                              CONDENSATE                  CONDENSATE
                                                  NATURAL     AND NATURAL     NATURAL     AND NATURAL
                                                    GAS       GAS LIQUIDS       GAS       GAS LIQUIDS
                                                -----------   -----------   -----------   -----------
The Trust's proportionate share of Gross
  Proceeds(1).................................  $ 4,240,844   $  754,296    $ 1,768,102   $  679,749
Less the Trust's proportionate share of:
  Capital costs recovered(2)..................     (390,275)          --       (323,732)          --
  Operating costs.............................     (980,336)     (81,449)      (643,526)     (48,317)
  Interest on cost carryforward...............      (15,862)          --         (8,681)          --
                                                -----------   ----------    -----------   ----------
Royalty income................................  $ 2,854,371   $  672,847    $   792,163   $  631,432
                                                ===========   ==========    ===========   ==========
Average sales price...........................  $      5.55   $    24.78    $      2.32   $    20.45
                                                ===========   ==========    ===========   ==========
                                                   (Mcf)        (Bbls)         (Mcf)        (Bbls)

Net production volumes attributable to the
  Royalty.....................................      514,747       27,154        341,480       30,880
                                                ===========   ==========    ===========   ==========

                                                              SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------
                                                          2001                        2000
                                                -------------------------   -------------------------
                                                                 OIL,                        OIL,
                                                              CONDENSATE                  CONDENSATE
                                                  NATURAL     AND NATURAL     NATURAL     AND NATURAL
                                                    GAS       GAS LIQUIDS       GAS       GAS LIQUIDS
                                                -----------   -----------   -----------   -----------
The Trust's proportionate share of Gross
  Proceeds(1).................................  $ 8,181,407   $1,590,302    $ 3,572,915   $1,295,791
Less the Trust's proportionate share of:
  Capital costs recovered(2)..................     (550,007)          --       (473,707)    (123,360)
  Operating costs.............................   (1,680,809)    (167,797)    (1,208,905)          --
  Interest on cost carryforward...............      (15,862)          --        (17,750)          --
                                                -----------   ----------    -----------   ----------
Royalty income................................  $ 5,934,729   $1,422,505    $ 1,872,553   $1,172,431
                                                ===========   ==========    ===========   ==========
Average sales price...........................  $      5.47   $    25.53    $      2.32   $    18.69
                                                ===========   ==========    ===========   ==========
                                                   (Mcf)        (Bbls)         (Mcf)        (Bbls)

Net production volumes attributable to the
  Royalty.....................................    1,085,683       55,709        807,175       62,720
                                                ===========   ==========    ===========   ==========

--------------------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $406,612 and $492,762 at June 30, 2001 and June 30, 2000, respectively. The cost carryforward at June 30, 2001 and June 30, 2000 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2001 was $3,547,180, representing $1.9034 per unit, compared to $1,431,676, representing $.7682 per unit, for the quarter ended June 30, 2000. Based on 1,863,590 units outstanding for the quarters ended June 30, 2001 and 2000, respectively, the per unit distributions were as follows:

                                                              2001       2000
                                                            --------   --------
April.....................................................  $ .8931    $ .2690
May.......................................................    .5265      .2670
June......................................................    .4838      .2322
                                                            -------    -------
                                                            $1.9034    $ .7682
                                                            =======    =======

HUGOTON FIELD

    PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing Inc., Amoco, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 2001 compared to the second quarter of 2000.

    In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2000. PNR has extended the contract to June 1, 2002. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Midcontinent Market Center.

    Royalty income attributable to the Hugoton Royalty increased to $2,413,758 in the second quarter of 2001, as compared to $1,070,059 in the second quarter of 2000 primarily due to higher prices received for production of natural gas and natural gas liquids from the Hugoton Royalty Properties. The average price received in the second quarter of 2001 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $6.19 per Mcf and $24.99 per barrel, respectively, compared to $2.36 per Mcf and $19.62 per barrel during the same period in 2000. Net production attributable to the Hugoton Royalty was 323,993 Mcf of natural gas and 16,336 barrels of natural gas liquids in the second quarter of 2001 compared to 279,072 Mcf of natural gas and 20,971 barrels of natural gas liquids in the second quarter of 2000.

    Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2001 through September 30, 2001, at 156.2 Bcf of gas, compared with 170.5 Bcf of gas during the same period last year.

SAN JUAN BASIN

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,113,460 during the second quarter of 2001 as compared with $353,536 in the second quarter of 2000. The increase in royalty income was due primarily to increased natural gas and natural gas liquids prices in the second quarter of 2001 as compared to the second quarter of 2000. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the second quarter of 2001 or 2000, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 190,754 of natural gas and 14,096 barrels of natural gas liquids in the second quarter of 2001 as compared to 10,818 of natural gas and 9,909 barrels of natural gas liquids in the second quarter of 2000. The average price received in the second quarter of 2001 for natural gas sold from the San Juan Basin Royalty Properties was $4.45 per Mcf and $24.46 per barrel, respectively, compared to $2.14 per Mcf and $22.20 per barrel during the same period in 2000.

    Substantially all of the natural gas that is currently being produced from the San Juan Basin Royalty Properties is currently being sold on the spot market.

    The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 54% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

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

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Distributable income increased to $7,415,385 for the six months ended June 30, 2001 from $3,070,426 for the same period in 2000.

HUGOTON FIELD

    Royalty income attributable to the Hugoton Royalty Properties increased to $4,437,048 for the six months ended June 30, 2001 from $2,181,848 for the same period in 2000 primarily due to higher natural gas and natural gas liquid average prices received. The average price received in the first six months of 2001 for natural gas and natural gas liquids sold from the Hugoton field was $5.82 per Mcf and $24.93 per barrel, compared to $2.38 per Mcf and $17.95 per barrel during the same period in 2000.

SAN JUAN BASIN

    Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $2,920,186 for the first six months of 2001 compared to $863,136 in the first six months of 2000. The average price received in the first six months of 2001 for natural gas sold from the San Juan Basin was $5.00 per Mcf, compared to $2.16 per Mcf during the same period in 2000. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 2001 and 2000, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Trust does not utilize market sensitive instruments, however, see the discussion of marketing by the working interest owners above.

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA ROYALTY TRUST

                                               By:            /S/ THE CHASE MANHATTAN BANK,

                                               By:                   /s/ MIKE ULRICH
                                                    ------------------------------------------------
                                                                       MIKE ULRICH
                                                          SENIOR VICE PRESIDENT & TRUST OFFICER

Date: August 10, 2001

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.