Form 10-Q
period 2001-09-30
MESA ROYALTY TRUST/TX
filed 2001-11-13
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 2001

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

             JPMORGAN CHASE BANK
         INSTITUTIONAL TRUST SERVICES
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

    As of November 13, 2001--1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               MESA ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Royalty income................................  $1,960,706   $2,261,759   $9,317,940   $5,306,743
Interest income...............................      27,112       32,119       98,654       72,184
General and administrative expense............      (8,200)      (7,264)     (21,591)     (21,887)
                                                ----------   ----------   ----------   ----------
  Distributable income........................  $1,979,618   $2,286,614   $9,395,003   $5,357,040
                                                ==========   ==========   ==========   ==========
  Distributable income per unit...............  $   1.0623   $   1.2270   $   5.0413   $   2.8746
                                                ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Cash and short-term investments.............................  $  1,952,506    $  2,658,110
Interest receivable.........................................        27,112          25,199
Net overriding royalty interest in oil and gas properties...    42,498,034      42,498,034
Accumulated amortization....................................   (31,222,062)    (30,636,131)
                                                              ------------    ------------
      Total assets..........................................  $ 13,255,590    $ 14,545,212
                                                              ============    ============
                               LIABILITIES AND TRUST CORPUS
Distributions payable.......................................  $  1,979,618    $  2,683,309
Trust corpus (1,863,590 units of beneficial interest
  authorized and outstanding)...............................    11,275,972      11,861,903
                                                              ------------    ------------
      Total liabilities and trust corpus                      $ 13,255,590    $ 14,545,212
                                                              ============    ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Trust corpus, beginning of period.........  $11,462,465   $12,114,119   $11,861,903   $12,673,262
  Distributable income....................    1,979,618     2,286,614     9,395,003     5,357,040
  Distributions to unitholders............   (1,979,618)   (2,286,614)   (9,395,003)   (5,357,040)
  Amortization of net overriding royalty
    interest..............................     (186,493)     (277,034)     (585,931)     (836,177)
                                            -----------   -----------   -----------   -----------
Trust corpus, end of period...............  $11,275,972   $11,837,085   $11,275,972   $11,837,085
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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (the "Trustee"), JPMorgan Chase Bank formerly known as The Chase Manhattan Bank formerly known as Chemical Bank successor by merger to The Chase Manhattan Bank, National Association, in accordance with the instructions to Form 10-Q. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2000 Annual Report on Form 10-K.

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

                  SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

    Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated (unaudited):

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------
                                                            2001                       2000
                                                  ------------------------   ------------------------
                                                                  OIL,                       OIL,
                                                               CONDENSATE                 CONDENSATE
                                                                   AND                        AND
                                                   NATURAL       NATURAL      NATURAL       NATURAL
                                                     GAS       GAS LIQUIDS      GAS       GAS LIQUIDS
                                                  ----------   -----------   ----------   -----------
The Trust's proportionate share of Gross
  Proceeds(1)...................................  $2,607,638    $608,653     $2,512,512    $693,793
Less the Trust's proportionate share of:
  Capital costs recovered(2)....................    (473,202)         --       (260,490)         --
  Operating costs...............................    (707,054)    (68,488)      (617,345)    (58,286)
  Interest on cost carryforward.................      (6,841)         --         (8,425)         --
                                                  ----------    --------     ----------    --------
Royalty income..................................  $1,420,541    $540,165     $1,626,252    $635,507
                                                  ==========    ========     ==========    ========
Average sales price.............................  $     4.30    $  20.25     $     3.24    $  19.74
                                                  ==========    ========     ==========    ========
                                                    (Mcf)       (Bbls)         (Mcf)       (Bbls)

Net production volumes attributable to the
  Royalty.......................................     330,697      26,677        502,594      32,186
                                                  ==========    ========     ==========    ========

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------
                                                          2001                        2000
                                                -------------------------   -------------------------
                                                                 OIL,                        OIL,
                                                              CONDENSATE                  CONDENSATE
                                                  NATURAL     AND NATURAL     NATURAL     AND NATURAL
                                                    GAS       GAS LIQUIDS       GAS       GAS LIQUIDS
                                                -----------   -----------   -----------   -----------
The Trust's proportionate share of Gross
  Proceeds(1).................................  $10,789,044   $2,198,956    $ 6,085,427   $1,989,584
Less the Trust's proportionate share of:
  Capital costs recovered(2)..................   (1,023,209)          --       (734,197)          --
  Operating costs.............................   (2,387,863)    (236,285)    (1,826,251)    (181,646)
  Interest on cost carryforward...............      (22,703)          --        (26,174)          --
                                                -----------   ----------    -----------   ----------
Royalty income................................  $ 7,355,269   $1,962,671    $ 3,498,805   $1,807,938
                                                ===========   ==========    ===========   ==========
Average sales price...........................  $      5.00   $    23.78    $      2.61   $    19.04
                                                ===========   ==========    ===========   ==========
                                                   (Mcf)        (Bbls)         (Mcf)        (Bbls)

Net production volumes attributable to the
  Royalty.....................................    1,470,117       82,529      1,339,015       94,977
                                                ===========   ==========    ===========   ==========

--------------------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $377,116 and $456,138 at September 30, 2001 and September 30, 2000, respectively. The cost carryforward at September 30, 2001 and September 30, 2000 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2001 was $1,979,618, representing $1.0623 per unit, compared to $2,286,614, representing $1.2270 per unit, for the quarter ended September 30, 2000. Based on 1,863,590 units outstanding for the quarters ended September 30, 2001 and 2000, respectively, the per unit distributions were as follows:

                                                              2001       2000
                                                            --------   --------
July......................................................  $ .4294    $ .3352
August....................................................    .3569      .3973
September.................................................    .2760      .4945
                                                            -------    -------
                                                            $1.0623    $1.2270
                                                            =======    =======

HUGOTON FIELD

    PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing Inc., Amoco, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2001 compared to the third quarter of 2000.

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

    Royalty income attributable to the Hugoton Royalty increased to $1,617,034 in the third quarter of 2001, as compared to $1,349,321 in the third quarter of 2000, primarily due to higher prices received for production of natural gas and natural gas liquids from the Hugoton Royalty Properties. The average price received in the third quarter of 2001 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.58 per Mcf and $21.07 per barrel, respectively, compared to $3.25 per Mcf and $18.79 per barrel during the same period in 2000. Net production attributable to the Hugoton Royalty was 274,378 Mcf of natural gas and 17,104 barrels of natural gas liquids in the third quarter of 2001 compared to 297,884 Mcf of natural gas and 20,233 barrels of natural gas liquids in the third quarter of 2000.

    Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC set the Hugoton field allowable for the period April 1, 2001 through September 30, 2001, at 156.2 Bcf of gas, compared with 170.5 Bcf of gas during the same period last year.

SAN JUAN BASIN

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $343,672 during the third quarter of 2001 as compared to $912,438 in the third quarter of 2000. The decrease in Royalty income in the third quarter of 2001 as compared to the same period in 2000 is primarily due to increased capital expenditures related to increased drilling activity in the San Juan Basin and as a result of plant maintenance that caused certain plant locations in the San Juan Basin to cease operations temporarily. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the third quarter of 2001 or 2000, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 56,319 Mcf of natural gas and 9,573 barrels of natural gas liquids in the third quarter of 2001 as compared to 204,710 Mcf of natural gas and 11,953 barrels of natural gas liquids in the third quarter of 2000. The decrease in net production in the San Juan Basin in the third quarter of 2001, as compared to the same period in 2000, is primarily due to the above mentioned plant closings. The average price received in the third quarter of 2001 for natural gas sold from the San Juan Basin Royalty Properties was $2.91 per Mcf and $18.78 per barrel, compared to $3.21 per Mcf and $21.36 per barrel during the same period in 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Distributable income increased to $9,395,003 for the nine months ended September 30, 2001 from $5,357,040 for the same period in 2000.

HUGOTON FIELD

    Royalty income attributable to the Hugoton Royalty Properties increased to $6,054,083 for the nine months ended September 30, 2001 from $3,531,168 for the same period in 2000 primarily due to higher natural gas and natural gas liquid average prices received. The average price received in the first nine months of 2001 for natural gas and natural gas liquids sold from the Hugoton field was $5.44 per Mcf and $23.64 per barrel, compared to $2.66 per Mcf and $18.22 per barrel during the same period in 2000.

SAN JUAN BASIN

    Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $3,263,857 for the first nine months of 2001 compared to $1,775,575 in the first nine months of 2000. The average price received in the first nine months of 2001 for natural gas and natural gas liquids sold from the San Juan Basin was $4.33 per Mcf and $24.01 per barrel compared to $2.52 per Mcf and $20.72 per barrel during the same period in 2000. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the nine months ended September 30, 2001 and 2000, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Trust does not utilize market sensitive instruments, however, see the discussion of marketing by the working interest owners above.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.) JPMorgan Chase Bank formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank, successor by merger to The Chase Manhattan Bank, National Association, which was the successor name of Texas Commerce Bank National Association, in accordance with the instructions to Form 10-Q.

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the third quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA ROYALTY TRUST

                                               By:          /S/ JPMORGAN CHASE BANK, TRUSTEE

                                               By:                   /s/ MIKE ULRICH
                                                    ------------------------------------------------
                                                                       MIKE ULRICH
                                                             VICE PRESIDENT & TRUST OFFICER

Date: November 13, 2001

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.