Form 10-K405
period 2001-12-31
MESA ROYALTY TRUST/TX
filed 2002-03-26
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2001

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

     JPMORGAN CHASE BANK, TRUSTEE
     INSTITUTIONAL TRUST SERVICES
              700 LAVACA
             AUSTIN, TEXAS
    (Address of Principal Executive                           78701
               Offices)                                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-512-479-2562

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on March 22, 2002, of $41.60 was approximately $77,525,344.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 25, 2002, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

    Documents Incorporated By Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I
Item 1.                 Business....................................................         1
                          Description of the Trust..................................         1
                          Description of the Units..................................         2
                          Description of Royalty Properties.........................         5
                          Contracts.................................................        16
                          Regulation and Prices.....................................        18
                          Principal Trust Risk Factors..............................        19
Item 2.                 Properties..................................................        22
Item 3.                 Legal Proceedings...........................................        22
Item 4.                 Submission of Matters to a Vote of Security Holders.........        22

                                           PART II
Item 5.                 Market for the Registrant's Common Equity and Related
                        Unitholder Matters..........................................        23
Item 6.                 Selected Financial Data.....................................        23
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        23
                          Summary of Royalty Income, Production and Average Prices
                          (Unaudited)...............................................        25
Item 8.                 Financial Statements and Supplementary Data.................        26
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................        35

                                           PART III
Item 10.                Directors and Executive Officers of the Registrant..........        35
Item 11.                Executive Compensation......................................        35
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................        35
Item 13.                Certain Relationships and Related Transactions..............        36

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................        36
SIGNATURES..........................................................................        37

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under "Business--Principal Trust Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

    The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank (the "Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is 512-479-2562. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

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

    The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and
(5) the Trust will terminate upon the first to occur of the following events:
(i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $10,490,988 and $7,960,109 for the years 2001 and 2000, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

    In 1985 the Trust Indenture was amended at a special meeting of unitholders. The effect of the amendment was an overall reduction of approximately 88.56% in the size of the Trust, distributable income and related Trust reserves, effective April 1, 1985. See Note 2 in the Notes to Financial Statements under
Item 8 of this Form 10-K.

    The Trust has no employees. Administrative functions of the Trust are performed by the Trustee.

                            DESCRIPTION OF THE UNITS

    Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 25, 2002.

DISTRIBUTIONS

    The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date"), which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1 1/2% below the prime rate charged by JPMorgan Chase Bank (as the successor by mergers to Texas Commerce Bank National Association) or the interest rate which JPMorgan Chase Bank pays in the normal course of business on amounts placed with it, whichever is greater.

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

    SECTION 29 CREDIT

    The Trust receives royalty payments attributable to coal seam gas production from the Fruitland Coal Formation properties. Thus, unitholders are potentially eligible to claim their share of the tax credit attributable to this qualifying production. Such tax credit will expire January 1, 2003. Each unitholder should consult his tax advisor regarding the limitations and requirements for claiming this tax credit.

    BACKUP WITHHOLDING

    Distributions from the Trust are generally subject to backup withholding at a rate of 30% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 2001

                                                                                       PRODUCING GAS
                                                              PRODUCING ACRES(1)         WELLS(1)
                                                              -------------------   -------------------
                                                               GROSS       NET       GROSS       NET
                                                              --------   --------   --------   --------
Hugoton Area (Kansas)(2)....................................   99,654     99,413       466      465.5
San Juan Basin (Northwestern New Mexico and Southwestern
  Colorado).................................................   40,716     31,328     1,561        464
                                                              -------    -------     -----      -----
  Total.....................................................  140,370    130,741     2,027      929.5
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

HUGOTON

    The principal property interest conveyed to the Trust accounts for approximately 48% of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

SAN JUAN BASIN

    The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 52% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. See
"--Description of the Trust" under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

SAN JUAN BASIN FRUITLAND COAL DRILLING

    In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2001, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled in the unit, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

    Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Code. However, those tax credits will expire on January 1, 2003. See "--Description of the Units--Federal Income Tax Matters--
Section 29 Credit" under Item 1 of this Form 10-K.

RESERVES

    A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 2001 have been made by PNR. The following letter relating to the "Reserves and Revenue as of December 31, 2001 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

    A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 2001 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") beginning on page 11 regarding such properties reflects estimated reserve quantities.

    Proved oil and gas reserves attributable to the Colorado portion of the San Juan Basin Royalty have been omitted from the Trust's reserve disclosures included in this Form 10-K, as they represent less than 5% of the Trust's total reserves and future net revenues.

    For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust, and Reserves, see Notes 2, 3 and 7, respectively, in the Notes to Financial Statements under Item 8 of this Form 10-K.

                                 [PIONEER LOGO]


  March 19, 2002


  MESA Royalty Trust
  JP Morgan Chase (as Trustee)
  700 Lavaca Street, 5th Floor
  Austin, TX 78701-3102

  Ladies and Gentlemen:

  Pursuant to your request, we have prepared estimates, as of December 31, 2001 of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a
  10.29282 % (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

  The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

  Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 2001. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

  Values shown herein are expressed in terms of future net revenue, future net cashflow and present worth. Future net revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net cashflow is calculated by deducting estimated production taxes, ad valorem taxes, lease operating expenses, and capital costs from the future net revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. In this report, present worth values are reported using a discount rate of 10 % (percent).

  Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282 % (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 2001, was zero and no deficit is estimated for the life of the properties.

MESA Royalty Trust
March 19, 2002
Page 2


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

The development status shown herein represents the status applicable on December 31, 2001. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 2001 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 2001 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 2001. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 2001.

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

MESA Royalty Trust
March 19, 2002
Page 3


Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Since it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

Estimates of the net proved reserves attributable to the Trust, as of December 31, 2001, are as follows:

      TOTAL PROVED RESERVES:
           Natural Gas (Mcf)...............................13,643,072
           Helium (Mcf)........................................46,405
           Natural Gas Liquids (bbl)..........................709,580

      PROVED DEVELOPED RESERVES
           Natural Gas (Mcf)...............................13,643,072
           Helium (Mcf)........................................46,405
           Natural Gas Liquids (bbl)..........................709,580

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

      o Operating and Capital Costs - Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 2001 values and were not adjusted for inflation.

MESA Royalty Trust
March 19, 2002
Page 4





The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.


TRUST INTEREST:


     Future Net Revenue ($)1 ..............................      66,345,805

     Future Lease Operating Expenses ($) ..................       4,799,166

     Future Net Production Taxes ($) ......................       1,638,422

     Future Net Ad Valorem Taxes ($) ......................       3,963,887

     Future Net Overhead Expense ($) ......................      11,457,508

     Future Capital Expenditures ($) ......................          99,490

     Future Net Cashflow ($) ..............................      44,387,297

     Present Worth at 10 Percent ($)1 .....................      19,513,586

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


Submitted,

/s/ JOHN PETERS
John Peters

                                  CONOCO INC.


                                 LETTER REPORT


                                     Dated

                                MARCH 22, 2002

                                      on

                              RESERVES and REVENUE

                                     as of

                                DECEMBER 31, 2001

                                      from

                               CERTAIN PROPERTIES

                                    owned by

                               MESA ROYALTY TRUST

                              [CONOCO LETTERHEAD]


RANDALL L. DARR                                     P. O. Box 2197
Leader - Reservoir Management                       Houston, Texas 77252
Reservoir Technology Center                         (281) 293-1404
Exploration Production Technology


March 22, 2002



Mesa Royalty Trust
Chase Bank of Texas, N.A.
Suite 1150
600 Travis Street
Houston, Texas 77002


Re:   MESA ROYALTY TRUST RESERVES AS OF DECEMBER 31, 2001
      SAN JUAN BASIN PROPERTIES, NEW MEXICO


Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 2001 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a
10.29282 percent net royalty interest in certain San Juan Basin properties administered by Conoco.

Reserves in this report are expressed as Conoco net reserves and MRT net reserves. Conoco net reserves are defined as Conoco's net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 2001. MRT net reserves are defined as that portion of the Conoco net reserves attributable to the interest owned by MRT.

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

2001 Mesa Royalty Trust Reserves
March 22, 2002


Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those that require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 2001 are tabulated below. The MRT net reserves and production reported for the previous year are included for comparison.


===============================================================================================================================
   MRT NET PROVED RESERVES

       SAN JUAN BASIN                        CONVENTIONAL                 FRUITLAND COAL                    TOTAL

   DEVELOPED + UNDEVELOPED                    RESERVOIRS                    RESERVOIRS                  ALL RESERVOIRS
-------------------------------------------------------------------------------------------------------------------------------
                                         12/31/00      12/31/01       12/31/00         12/31/01     12/31/00       12/31/01
-------------------------------------------------------------------------------------------------------------------------------
Natural Gas, MMscf                        19,697         13,700          1,941            448         21,638         14,148
-------------------------------------------------------------------------------------------------------------------------------
Condensate, Mbbl                              90             56              0              0             90             56
-------------------------------------------------------------------------------------------------------------------------------
Natural Gas Liquids, Mbbl                  1,266            882              0              0          1,266            882
===============================================================================================================================


===============================================================================================================================
   MRT NET PROVED RESERVES                     CONVENTIONAL                 FRUITLAND COAL                    TOTAL

       SAN JUAN BASIN

       DEVELOPED ONLY                           RESERVOIRS                    RESERVOIRS                  ALL RESERVOIRS
-------------------------------------------------------------------------------------------------------------------------------
                                          12/31/00      12/31/01       12/31/00        12/31/01      12/31/00       12/31/01
-------------------------------------------------------------------------------------------------------------------------------
Natural Gas, MMscf                         18,689         13,113          1,941            448         20,630         13,561
-------------------------------------------------------------------------------------------------------------------------------
Condensate, Mbbl                               85             56              0              0             85             56
-------------------------------------------------------------------------------------------------------------------------------
Natural Gas Liquids, Mbbl                   1,201            844              0              0          1,201            844
===============================================================================================================================


Both MRT Proved Developed and Proved Undeveloped reserves decreased in 2001 due to impairments in price. Many of the Proved Undeveloped Reserves will be accessed in 2002 through an active development and re-completion program. The reserves values reflect natural gas shrinkage of 12.875 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

Product prices and operating costs used for yearend 2001 are shown in the table below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties. The December 2001 product prices are substantially lower than the December 2000 prices.

===============================================================================
          PRODUCT PRICES                       DECEMBER 2000    DECEMBER 2001
--------------------------------------------------------------------------------
    Conventional Nat. Gas, $/Mscf                   9.23            2.23
--------------------------------------------------------------------------------
    Coal Natural Gas, $/Mscf                        7.90            1.89
--------------------------------------------------------------------------------
    Condensate, $/Bbl                              28.62           15.67
--------------------------------------------------------------------------------
    Natural Gas Liquids, $/Bbl                     16.39            6.69
===============================================================================

2001 Mesa Royalty Trust Reserves
March 22, 2002



Revenue and cash flow values in this report are based on product prices for San Juan Basin effective on December 31, 2001. The gas price excludes a transportation expense of $0.28 per Mcf for conventional gas and $0.65 per Mcf for Fruitland Coal gas. The price also excludes combined production and ad valorem tax rates of 10.5 percent and 9.2 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 2000 rates of
10.6 percent for conventional gas and 9.2 percent for Fruitland Coal. The taxes and transportation expenses are also excluded from the annual per well operating costs tabulated below. Fruitland Coal operating costs on a per well basis were higher in 2001 than in 2000 due to an extensive effort by partners to maximize production volumes within the tax credit window.

==================================================================================================================
     OPERATING COSTS                                 NET ACTIVE                          OPERATING COSTS
                                                     COMPLETIONS                          ($/WELL/YEAR)
------------------------------------------------------------------------------------------------------------------
                                              12/31/00           12/31/01           12/31/00           12/31/01
------------------------------------------------------------------------------------------------------------------
  Conventional Gas                              430                 429              18,900              18,300
------------------------------------------------------------------------------------------------------------------
  Fruitland Coal Gas                             35                  35              56,200              71,800
==================================================================================================================

  A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to CONOCO'S net reserves as of December 31, 2001 is shown in the table below. The 2000 numbers are included for comparison. All costs are yearend 2001 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

=================================================================================================================================
  CONOCO NET INTEREST                                CONVENTIONAL                FRUITLAND COAL                 TOTAL
    SAN JUAN BASIN                                    RESERVOIRS                   RESERVOIRS               ALL RESERVOIRS
                                             ------------------------------------------------------------------------------------
                                               12/31/00       12/31/01      12/31/00       12/31/01     12/31/00       12/31/01
---------------------------------------------------------------------------------------------------------------------------------
Future Revenue, M$                             2,574,266       686,443       209,579        42,985     2,783,845       729,428
---------------------------------------------------------------------------------------------------------------------------------
Production &  Ad Valorem Taxes, M$               273,644        72,171        19,218         3,944       292,862        76,115
---------------------------------------------------------------------------------------------------------------------------------
Operating & Transportation Costs, M$             284,455       229,102        40,843        30,097       325,298       259,199
---------------------------------------------------------------------------------------------------------------------------------
Abandonment Costs, M$                              2,506         2,395           171           175         2,677         2,570
---------------------------------------------------------------------------------------------------------------------------------
Capital Costs, M$                                 20,776        20,779           405           568        21,181        21,347
---------------------------------------------------------------------------------------------------------------------------------
Future BFIT Cash Flow, M$                      1,992,885       361,996       148,942         8,201     2,141,827       370,197
---------------------------------------------------------------------------------------------------------------------------------
Deficit Balance, M$                                    0             0             0             0             0             0
---------------------------------------------------------------------------------------------------------------------------------
Future BFIT Cash Flow Subject to
---------------------------------------------------------------------------------------------------------------------------------
MRT Interest, M$                               1,992,885       361,996       148,942         8,201     2,141,827       370,197
---------------------------------------------------------------------------------------------------------------------------------
Present Worth @ 10%, M$                          791,063       147,770       106,012         6,326       897,075       154,096
=================================================================================================================================

Conoco's future revenues are significantly lower due to the reduced product prices.

Operating and transportation costs are lower for both the conventional gas and Fruitland Coal gas due to reduced transportation costs.

Capital costs are associated with projects required to maintain existing production of developed reserves and to produce undeveloped proved reserves. The relatively

2001 Mesa Royalty Trust Reserves
March 22, 2002



unchanged capital costs for the conventional and Fruitland coal reservoirs reflect a consistent inventory of proved undeveloped reserves.

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 2001 is tabulated below, along with what was reported last year for comparison.

===============================================================================================================================
  MRT INTEREST (10.29282%)                   CONVENTIONAL                     FRUITLAND                        TOTAL
      SAN JUAN BASIN                          RESERVOIRS                   COAL RESERVOIRS                ALL RESERVOIRS
                                        ---------------------------------------------------------------------------------------
                                        12/31/00       12/31/01        12/31/00       12/31/01       12/31/00        12/31/01
-------------------------------------------------------------------------------------------------------------------------------
Future BFIT Cash Flow, M$                205,124         37,260         15,330            844        220,454         38,104
-------------------------------------------------------------------------------------------------------------------------------
Present Worth @ 10%, M$                   81,423         15,210         10,912            651         92,335         15,861
===============================================================================================================================

Compared to last year, future cash flow and present worth are lower for the conventional gas and the Fruitland Coal gas, reflecting the decrease in product prices.

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

    Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $2.58 per Mcf for Hugoton properties and $2.22 per Mcf for San Juan Basin properties as of December 31, 2001) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 2001 was $4.59 per Mcf, representing a combination of contract prices and spot market prices.

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

                                   CONTRACTS

HUGOTON FIELD

    Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 67% of the Royalty income of the Trust during 2001.

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

    In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year being effective June 1, 2001. PNR has extended the contract to June 1, 2002. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Midcontinent Market Center.

    Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 2001 through March 31, 2002, was 149 billion cubic feet of gas, compared with 160.7 billion cubic feet of gas during the same period last year.

SAN JUAN BASIN

    Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 33% of the Royalty income of the Trust during 2001. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

MARKET FOR NATURAL GAS

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2000 and in early 2001, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 in 1995. Annual wellhead prices generally increased to $2.32 per Mcf in 1997, decreased to $1.94 per Mcf in 1998, increased to $2.08 per Mcf in 1999, increased to $3.69 per Mcf in 2000, then increased again to $4.12 per Mcf in 2001, according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

                          PRINCIPAL TRUST RISK FACTORS

    Although risk factors are described elsewhere in this Form 10-K together with specific Cautionary Statements, the following is a summary of the principal risks associated with an investment in units in the Trust.

NATURAL GAS PRICES FLUCTUATE DUE TO A NUMBER OF FACTORS, AND LOWER PRICES WILL REDUCE NET PROCEEDS AVAILABLE TO THE TRUST AND DISTRIBUTIONS TO TRUST UNITHOLDERS.

    The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

       - political conditions in the Middle East;

       - worldwide economic conditions;

       - weather conditions;

       - the supply and price of foreign natural gas;

       - the level of consumer demand;

       - the price and availability of alternative fuels;

       - the proximity to, and capacity of, transportation facilities; and

       - the effect of worldwide energy conservation measures.

    Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

    Lower natural gas prices may reduce the amount of natural gas that is economic to produce and reduce net profits available to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

INCREASED PRODUCTION AND DEVELOPMENT COSTS FOR THE ROYALTY WILL RESULT IN DECREASED TRUST DISTRIBUTIONS.

    Production and development costs attributable to the Royalty are deducted in the calculation of the Trust's share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Royalty.

    If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive net proceeds for those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

TRUST RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY PROVE TO BE INACCURATE, WHICH COULD CAUSE BOTH ESTIMATES RESERVES AND ESTIMATED FUTURE REVENUES TO BE TOO HIGH.

    The value of the units of beneficial interest of the Trust depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions include:

       - historical production from the area compared with production rates from similar producing areas;

       - the assumed effect of governmental regulation; and

       - assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

Changes in these assumptions can materially change reserve estimates.

    The reserve quantities attributable to the Royalty and revenues are based on estimates of reserves and revenues for the underlying properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust holds an interest in the Royalty and does not own a specific percentage of the natural gas reserves.

OPERATING RISKS FOR THE WORKING INTEREST OWNERS' INTERESTS IN THE ROYALTY PROPERTIES CAN ADVERSELY AFFECT TRUST DISTRIBUTIONS.

    The occurrence of drilling, production or transportation accidents at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

    Most of the gas produced in the San Juan Basin is transported on one of only two major pipelines in the area, and transportation of this gas is generally controlled by a small number of distribution companies. Accordingly, any disruptions to transportation lines or increases in transportation costs for production from these properties could also affect the Trust.

NONE OF THE TRUSTEE, THE TRUST NOR ITS UNITHOLDERS CONTROL THE OPERATION OR DEVELOPMENT OF THE ROYALTY PROPERTIES AND HAVE LITTLE INFLUENCE OVER OPERATION OR DEVELOPMENT.

    Neither the Trustee nor the unitholders can influence or control the operation or future development of the underlying properties. The Royalty Properties are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty.

    The current working interest owners are under no obligation to continue operating the properties. Neither the Trustee nor the unitholders have the right to replace an operator.

THE OWNER OF ANY ROYALTY PROPERTY MAY ABANDON ANY PROPERTY, TERMINATING THE RELATED ROYALTY.

    The working interest owners may at any time transfer all or part of the Royalty Property to another unrelated third party. Unitholders are not entitled to vote on any transfer, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the Royalty Properties will continue to be subject to the Royalty, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to the Trust the Royalty on the transferred portion of the Royalty Properties, and the current owner of the Royalty Properties would have no continuing obligation to the Trust for those properties.

    The current working interest owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well.

THE ROYALTY CAN BE SOLD AND THE TRUST CAN BE TERMINATED.

    The Trust will be terminated and the Trustee must sell the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the Trust's royalty income for each of two successive years is less than $250,000 per year. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders.

TRUST ASSETS ARE DEPLETING ASSETS AND, IF THE WORKING INTEREST OWNERS OR OTHER OPERATORS OF THE ROYALTY PROPERTIES DO NOT PERFORM ADDITIONAL DEVELOPMENT PROJECTS, THE ASSETS MAY DEPLETE FASTER THAN EXPECTED.

    The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled "--Description of the Units--Federal Income Tax Matters" under Item 1 of this Form 10-K.

UNITHOLDERS HAVE LIMITED VOTING RIGHTS.

    Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

UNITHOLDERS HAVE LIMITED ABILITY TO ENFORCE THE TRUST'S RIGHTS AGAINST THE CURRENT OR FUTURE OWNERS OF THE ROYALTY PROPERTIES.

    The Trust Agreement and related trust law permit the Trustees and the Trust to sue the working interest owners to compel them to fulfill the terms of the Conveyance of the Royalty. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the recourse of a unitholder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unitholders probably would not be able to sue the working interest owners directly.

ITEM 2.  PROPERTIES.

    Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no pending legal proceedings to which the Trust is a named party. However, PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR's gathering systems connected to the PNR Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims regarding the field compression installed by PNR in the 1990's. The lawsuit now has two material claims. First, the plaintiffs assert that the expenses related to the field compression are a "cost of production" for which plaintiffs cannot be charged their proportionate share under the applicable oil and gas leases, which include Royalty properties. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, PNR believes it is possible that PNR's liability could reach $25 million, plus prejudgment interest. The Trust's share of this amount would be approximately $1.3 million, plus prejudgment interest. However, PNR believes it has valid defenses to plaintiff's claims, has paid the plaintiffs properly under their respective oil and gas leases, and intends to vigorously defend itself.

    PNR believes the cost of the field compression is not a "cost of production", but is rather an expense of transporting the gas to PNR's Satanta gas plant for processing, where valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from such extractions and PNR believes that charging the plaintiffs with their proportionate share of such transportation and processing expenses is consistent with Kansas law. PNR has also vigorously defended against plaintiffs' claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

    The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. No judgment or findings have been entered, and PNR expects oral arguments to be set in the second quarter of 2002. Judgment could be entered anytime after that time. PNR has stated that it strongly denies the existence of any material underpayment to plaintiffs and believes it presented strong evidence at trial to support its positions. PNR has not yet determined the amount of damages, if any, that would be payable if the lawsuit was determined adversely to PNR. However, the amount of any resulting liability could have a material adverse effect on the Trust for the period in which such liability is recorded and during any periods required for PNR to recoup any additional amounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
  MATTERS.

    The units of beneficial interest of the Trust are traded on the New York Stock Exchange--ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2002, were as follows:

                                                              2001                                 2000
                                               ----------------------------------   ----------------------------------
QUARTER                                          HIGH       LOW      DISTRIBUTION     HIGH       LOW      DISTRIBUTION
-------                                        --------   --------   ------------   --------   --------   ------------
First........................................   $57.00     $40.76      $2.0757       $47.75     $42.25      $ 0.8794
Second                                          $57.50     $45.50      $1.9034       $42.75     $40.00      $ 0.7682
Third........................................   $47.25     $39.10      $1.0623       $40.38     $37.88      $ 1.2270
Fourth.......................................   $43.00     $36.75      $0.6288       $42.50     $40.00      $ 1.4345

    At March 19, 2002, the 1,863,590 units outstanding were held by 1,276 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                   2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
Royalty income................  $10,490,988   $ 7,960,109   $ 5,475,497   $ 6,209,778   $ 9,287,406
Distributable income..........  $10,566,751   $ 8,030,448   $ 5,504,362   $ 6,248,216   $ 9,358,576
Distributable income per
  unit........................  $    5.6701   $    4.3091   $    2.9536   $    3.3528   $    5.0218
Total assets at year end......  $12,037,014   $14,545,212   $14,358,414   $14,902,521   $17,616,866

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As discussed under "Description of the Trust" in Item 1 of this Form 10-K, the Trust's source of cash is the Royalty income received from its share of the net proceeds from the Royalty Properties. Reference is made to Note 7 in the Notes to Financial Statements under Item 8 of this Form 10-K for estimates of future Royalty income attributable to the Royalty.

    In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the unitholders.

FINANCIAL REVIEW

    YEARS 2001 AND 2000

    The Trust's Royalty income was $10,490,988 in 2001, an increase of approximately 32%, as compared to $7,960,109 in 2000, primarily as a result of higher natural gas and natural gas liquids prices in early 2001.

    Royalty income from the Hugoton Royalty Properties was $7,034,366 in 2001, an increase of approximately 39%, as compared to $5,051,072 in 2000, primarily as a result of higher natural gas and natural gas liquids prices in early 2001.

    The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $4.82 per Mcf and $21.91 per barrel, respectively, in 2001 as compared to $3.03 per Mcf and $19.24 per barrel, respectively, in 2000. Net production attributable to the Hugoton Royalty was 1,151,003 Mcf of natural gas and 67,847 barrels of natural gas liquids in 2001 as compared with 1,142,851 Mcf of natural gas and 82,549 barrels of natural gas liquids in 2000.

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,456,622 in 2001 as compared to $2,909,037 in 2000. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in 2001. No Royalty income was received from the San Juan Basin Royalty Properties located in the state of Colorado in 2001 or 2000, as costs associated with the Fruitland Coal drilling program on Royalty Properties in that state have not been fully recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

    The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $4.21 per Mcf and $22.15 per barrel, respectively, in 2001 compared with $2.88 per Mcf and $21.51 per barrel, respectively, in 2000. Net production attributable to the San Juan Basin Royalty was 592,443 Mcf of natural gas and 43,451 barrels of natural gas liquids, oil and condensate in 2001 as compared to 677,569 Mcf of natural gas and 44,521 barrels of natural gas liquids, oil and condensate in 2000.

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

      SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                  HUGOTON                   SAN JUAN BASIN                      TOTAL
                                         -------------------------   ----------------------------   -----------------------------
                                                                                        OIL,                            OIL,
                                                                                     CONDENSATE                      CONDENSATE
                                                       NATURAL GAS                  AND NATURAL                     AND NATURAL
                                         NATURAL GAS   LIQUIDS(2)    NATURAL GAS   GAS LIQUIDS(2)   NATURAL GAS    GAS LIQUIDS(2)
                                         -----------   -----------   -----------   --------------   ------------   --------------
Year ended December 31, 2001:
  The Trust's proportionate share of--
    Gross proceeds.....................  $6,644,453    $1,488,517    $5,804,245     $ 1,259,488     $12,448,698     $ 2,748,005
  Less the Trust's proportionate share
    of--
    Capital costs recovered(1).........     (68,052)           --    (1,305,601)             --      (1,373,653)             --
    Operating costs....................  (1,028,567)       (1,985)   (1,982,194)       (297,053)     (3,010,761)       (299,038)
    Interest on cost carryforward......          --            --       (22,263)             --         (22,263)             --
                                         -----------   ----------    -----------    -----------     ------------    -----------
  Royalty income.......................  $5,547,834    $1,486,532    $2,494,187     $   962,435     $ 8,042,021     $ 2,448,967
                                         ===========   ==========    ===========    ===========     ============    ===========
  Average sales price..................  $     4.82    $    21.91    $     4.21     $     22.15     $      4.59     $     22.00
                                         ===========   ==========    ===========    ===========     ============    ===========
  Net production volumes attributable          (Mcf)       (Bbls)          (Mcf)         (Bbls)            (Mcf)         (Bbls)
    to the Royalty paid................   1,151,003        67,847       592,443          43,451       1,743,446         111,298
                                         ===========   ==========    ===========    ===========     ============    ===========
Year ended December 31, 2000:
  The Trust's proportionate share of--
    Gross proceeds.....................  $4,430,755    $1,588,234    $4,412,109     $ 1,181,184     $ 8,842,864     $ 2,769,418
  Less the Trust's proportionate share
    of--
    Capital costs recovered(1).........    (127,513)           --      (826,428)             --        (953,941)             --
    Operating costs....................    (840,404)                 (1,600,283)       (223,545)     (2,440,687)       (223,545)
    Interest on cost carryforward......          --            --       (34,000)             --         (34,000)             --
                                         -----------   ----------    -----------    -----------     ------------    -----------
  Royalty income.......................  $3,462,838    $1,588,234    $1,951,398     $   957,639     $ 5,414,236     $ 2,545,873
                                         ===========   ==========    ===========    ===========     ============    ===========
  Average sales price..................  $     3.03    $    19.24    $     2.88     $     21.51     $      2.97     $     20.04
                                         ===========   ==========    ===========    ===========     ============    ===========
  Net production volumes attributable          (Mcf)       (Bbls)          (Mcf)         (Bbls)            (Mcf)         (Bbls)
    to the Royalty paid................   1,142,851        82,549       677,569          44,521       1,820,420         127,070
                                         ===========   ==========    ===========    ===========     ============    ===========
Year ended December 31, 1999:
  The Trust's proportionate share of--
    Gross proceeds.....................  $3,382,152    $  936,991    $3,119,929     $   683,584     $ 6,502,081     $ 1,620,575
  Less the Trust's proportionate share
    of--
    Capital costs recovered(1).........     (32,956)           --       (83,475)             --        (116,431)             --
    Operating costs....................    (886,105)           --    (1,434,069)       (174,383)     (2,320,174)       (174,383)
    Interest on cost carryforward......          --            --       (36,171)             --         (36,171)             --
                                         -----------   ----------    -----------    -----------     ------------    -----------
  Royalty income.......................  $2,463,091    $  936,991    $1,566,214     $   509,201     $ 4,029,305     $ 1,446,192
                                         ===========   ==========    ===========    ===========     ============    ===========
  Average sales price..................  $     1.97    $    10.24    $     1.81     $     12.54     $      1.90     $     10.95
                                         ===========   ==========    ===========    ===========     ============    ===========
  Net production volumes attributable          (Mcf)       (Bbls)          (Mcf)         (Bbls)            (Mcf)         (Bbls)
    to the Royalty paid................   1,250,300        91,503       865,312          40,606       2,115,612         132,109
                                         ===========   ==========    ===========    ===========     ============    ===========

    For a discussion of the method used to compute the net production volumes in the table above, see Note 3 in the Notes to Financial Statements.

------------------------

(1) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $255,551, $390,457 and $452,188 at December 31, 2001, 2000 and 1999,
    respectively, and relate solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties--San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2) Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               MESA ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2001          2000         1999
                                                          -----------   ----------   ----------
Royalty income..........................................  $10,490,988   $7,960,109   $5,475,497
Interest income.........................................      103,129       97,383       54,911
General and administrative expenses.....................      (27,366)     (27,044)     (26,046)
                                                          -----------   ----------   ----------
Distributable income....................................  $10,566,751   $8,030,448   $5,504,362
                                                          ===========   ==========   ==========
Distributable income per unit...........................  $    5.6701   $   4.3091   $   2.9536
                                                          ===========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS
Cash and short-term investments.............................  $  1,167,273   $  2,658,110
Interest receivable.........................................         4,475         25,199
Net overriding royalty interests in oil and gas
  properties................................................    42,498,034     42,498,034
  Less: accumulated amortization............................   (31,632,768)   (30,636,131)
                                                              ------------   ------------
Total assets................................................  $ 12,037,014   $ 14,545,212
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Distributions payable.......................................  $  1,171,748   $  2,683,309
Trust corpus (1,863,590 units of beneficial interest
  authorized and outstanding)...............................    10,865,266     11,861,903
                                                              ------------   ------------
Total liabilities and trust corpus..........................  $ 12,037,014   $ 14,545,212
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Trust corpus, beginning of year.......................  $11,861,903   $12,673,262   $13,889,555
  Distributable income................................   10,566,751     8,030,448     5,504,362
  Distributions to unitholders........................  (10,566,751)   (8,030,448)   (5,504,362)
  Amortization of net overriding royalty interests....     (996,637)     (811,359)   (1,216,293)
                                                        -----------   -----------   -----------
Trust corpus, end of year.............................  $10,865,266   $11,861,903   $12,673,262
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

    JPMorgan Chase Bank is trustee for the Trust (the "Trustee"). JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank, and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that:

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

(6) PNR LEGAL PROCEEDINGS

    PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR's gathering systems connected to the PNR Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims regarding the field compression installed by PNR in the 1990's. The lawsuit now has two material claims. First, the plaintiffs assert that the expenses related to the field compression are a "cost of production" for which plaintiffs cannot be charged their proportionate share under the applicable oil and gas leases, which include Royalty properties. Second, the plaintiffs' claim they are entitled to 100 percent of the value of the helium extracted at PNR's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, PNR believes it is possible that PNR's liability could reach $25 million, plus prejudgment interest. The Trust's share of this amount would be approximately $1.3 million plus prejudgment interest. However, PNR believes it has valid defenses to plaintiff's claims, has paid the plaintiffs properly under their respective oil and gas leases, and intends to vigorously defend itself.

    PNR believes the cost of the field compression is not a "cost of production", but is rather an expense of transporting the gas to PNR's Satanta gas plant for processing, where valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from such extractions and PNR believes that charging the plaintiffs with their proportionate share of such transportation and processing expenses is consistent with Kansas law. PNR has also vigorously defended against plaintiffs' claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

    The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. No judgment or findings have been entered, and PNR expects oral arguments to be set in the second quarter of 2002. Judgment could be entered anytime after that time. PNR has stated that it strongly denies the existence of any material underpayment to plaintiffs and believes it presented strong evidence at trial to support its positions. PNR has not yet determined the amount of damages, if any, that would be payable if the lawsuit was determined adversely to PNR. However, the amount of any resulting liability could have a material adverse effect on the Trust for the period in which such liability is recorded and during any periods required for PNR to recoup any additional amounts.

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2001, 2000 and 1999 are based on reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED) based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED)
          ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
                                  (UNAUDITED)

                                                                 OIL,
                                                              CONDENSATE
                                                              AND NATURAL
                                                              GAS LIQUIDS   NATURAL GAS
                                                              -----------   -----------
                                                                (BBLS)         (MCF)
Proved Reserves:
  December 31, 1998.........................................   1,619,928     31,413,697
    Revisions to previous estimates.........................     484,393      3,314,482
    Production..............................................    (132,109)    (2,115,612)
                                                               ---------    -----------
  December 31, 1999.........................................   1,972,212     32,612,567
    Revisions to previous estimates.........................     510,768     10,066,484
    Production..............................................    (127,070)    (1,820,420)
                                                               ---------    -----------
  December 31, 2000.........................................   2,355,910     40,858,631
    Revisions to previous estimates.........................    (597,032)   (11,269,142)
    Production..............................................    (111,298)    (1,752,012)
                                                               ---------    -----------
  December 31, 2001.........................................   1,647,580     27,837,477
                                                               =========    ===========
Proved Developed Reserves:
  December 31, 1998.........................................   1,591,928     31,019,697
                                                               =========    ===========
  December 31, 1999.........................................   1,916,212     31,833,567
                                                               =========    ===========
  December 31, 2000.........................................   2,285,910     39,850,631
                                                               =========    ===========
  December 31, 2001.........................................   1,609,580     13,703,038
                                                               =========    ===========

------------------------

- The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 2001, 56,000 Bbls; 2000, 90,000 Bbls, and 1999, 70,000 Bbls.

- The Hugoton Royalty represents 43%, 42% and 46% of the estimated proved oil, condensate and natural gas liquids reserves and 49%, 47% and 50% of the estimated proved natural gas reserves as of December 31 of 2001, 2000 and 1999, respectively.

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED)
               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
            PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
                                  (UNAUDITED)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
                                                                 (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds....  $141,424   $ 533,972
Less the Trust's proportionate share of--
  Future operating costs....................................   (56,372)   (101,727)
  Future capital costs......................................    (2,561)     (3,207)
                                                              --------   ---------
Future royalty income.......................................    82,491     429,038
Discount at 10% per annum...................................   (47,116)   (252,287)
                                                              --------   ---------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $ 35,375   $ 176,751
                                                              ========   =========

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
            PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
                                  (UNAUDITED)

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Standardized measure at beginning of year...................  $ 176,751   $ 46,695   $30,204
                                                              ---------   --------   -------
  Revisions of previous estimates...........................    (21,569)    27,654     5,189
  Net changes in price and production costs.................   (126,991)   105,692    13,757
  Royalty income............................................    (10,491)    (7,960)   (5,475)
  Accretion of discount.....................................     17,675      4,670     3,020
                                                              ---------   --------   -------
  Net changes in standardized measure.......................   (141,376)   130,056    16,491
                                                              ---------   --------   -------
Standardized measure at end of year.........................  $  35,375   $176,751   $46,695
                                                              =========   ========   =======

------------------------

- The Hugoton Royalty represents approximately 55% and 48% of the standardized measure of future royalty income for 2001 and 2000, respectively.

- Standardized measure at December 31, 2001 was calculated using natural gas prices of $2.58 per Mcf for Hugoton properties and $2.22 per Mcf for San Juan properties.

                               MESA ROYALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(8) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                 MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                ----------   ----------   ------------   -----------
2001:
  Royalty income..............................  $3,830,016   $3,527,218    $1,960,706    $1,173,048
  Distributable income........................  $3,868,205   $3,547,180    $1,979,618    $1,171,748
  Distributable income per unit...............  $   2.0757   $   1.9034    $   1.0623    $   0.6288
2000:
  Royalty income..............................  $1,621,389   $1,423,595    $2,261,759    $2,653,366
  Distributable income........................  $1,638,750   $1,431,676    $2,286,614    $2,673,408
  Distributable income per unit...............  $    .8794   $    .7682    $   1.2270    $   1.4345

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO JPMORGAN CHASE BANK (TRUSTEE)
  AND THE UNITHOLDERS OF THE MESA ROYALTY TRUST:

    We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2001 and 2000, and its distributable income and changes in trust corpus for each of the three years in the period ended
December 31, 2001, on the basis of accounting described in Note 3.

                                                 ARTHUR ANDERSEN LLP

Houston, Texas
March 25, 2002

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    The following information has been taken from filings with the Securities and Exchange Commission on Schedules 13D and 13G and Form 4.

                                                                           AMOUNT AND
                                                                           NATURE OF
TITLE OF CLASS OF                             NAME AND ADDRESS             BENEFICIAL    PERCENT
VOTING SECURITIES                            OF BENEFICIAL OWNER          OWNERSHIP(1)   OF CLASS
-----------------                            -------------------          ------------   --------
Units of Beneficial Interest.......  Alpine Capital, L.P.
                                       201 Main Street, Suite 3100
                                       Fort Worth, Texas 76102               721,316(2)    38.7%
Units of Beneficial Interest.......  Beck, Mack & Oliver LLC
                                       330 Madison Avenue
                                       New York, NY 10017                    278,232(3)   14.92%

------------------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 20 dated February 2, 2000 of Alpine Capital, L.P. ("Alpine"), Robert W. Bruce III,
    Algenpar, Inc., J. Taylor Crandall, The Anne T. Bass and Robert M. Bass Foundation, Anne T. Bass and Robert M. Bass, and from Form 4's filed by Alpine, Mr. Bruce, Algenpar, Inc. and Mr. Crandall dated September 9, 2001. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Such number of units does not include 17,784 units (which constitutes approximately .95% of the 1,863,590 units outstanding) directly owned by The Anne T. Bass and Robert M. Bass Foundation (the "Foundation"). Mr. Bruce, by virtue of his position as a general partner of Alpine and as a principal of The Robert Bruce Management Co. Inc., which has shared dispositive power with respect to the 17,784 units owned by the Foundation, may be deemed to be a beneficial owner of the 738,100 units owned by Alpine and the 17,784 units owned by the Foundation. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, and as a director of the Foundation, may also be deemed to be a beneficial owner of the 738,100 units owned by Alpine and the 17,784 units owned by the Foundation.

(3) Information obtained from Schedule 13G dated February 11, 2002 of Beck, Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

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

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Statements of Distributable Income..........................       26
Statements of Assets, Liabilities and Trust Corpus..........       26
Statements of Changes in Trust Corpus.......................       26
Notes to Financial Statements...............................       27
Report of Independent Public Accountants....................       34

    (A)(2)SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

    (A)(3)EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                    SEC FILE OR
                                                                    REGISTRATION      EXHIBIT
                                                                       NUMBER          NUMBER
                                                                    ------------      --------
4(a)  *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and
       Texas Commerce Bank National Association, as Trustee, dated
       November 1, 1979...........................................    2-65217             1(a)
4(b)  *Overriding Royalty Conveyance between Mesa Petroleum Co.
       and Texas Commerce Bank, as Trustee, dated November 1,
       1979.......................................................    2-65217             1(b)
4(c)  *First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year
       ended December 31, 1984 of Mesa Royalty Trust).............     1-7884             4(c)
4(d)  *Form of Assignment of Overriding Royalty Interest,
       effective April 1, 1985, from Texas Commerce Bank National
       Association, as Trustee, to MTR Holding Co. (Exhibit 4(d)
       to Form 10-K for year ended December 31, 1984 of Mesa
       Royalty Trust).............................................     1-7884             4(d)
4(e)  *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited
       Partnership and Conoco, as amended on April 30, 1991
       (Exhibit 4(e) to Form 10-K for year ended December 31, 1991
       of Mesa Royalty Trust).....................................     1-7884             4(e)
99.1  Temporary Note 3T to Article 3 of Regulation S-X............

    (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MESA ROYALTY TRUST

                                                       By   JPMORGAN CHASE BANK, TRUSTEE

                                                       By                /s/ MIKE ULRICH
                                                            -----------------------------------------
                                                                           Mike Ulrich
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

March 25, 2002

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

                                                                       SEC FILE OR
EXHIBIT                                                                REGISTRATION      EXHIBIT
NUMBER                                                                    NUMBER          NUMBER
-------                                                                ------------      --------
4(a)     *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and
          Texas Commerce Bank National Association, as Trustee, dated
          November 1, 1979...........................................    2-65217             1(a)
4(b)     *Overriding Royalty Conveyance between Mesa Petroleum Co.
          and Texas Commerce Bank, as Trustee, dated November 1,
          1979.......................................................    2-65217             1(b)
4(c)     *First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year
          ended December 31, 1984 of Mesa Royalty Trust).............     1-7884             4(c)
4(d)     *Form of Assignment of Overriding Royalty Interest,
          effective April 1, 1985, from Texas Commerce Bank National
          Association, as Trustee, to MTR Holding Co. (Exhibit 4(d)
          to Form 10-K for year ended December 31, 1984 of Mesa
          Royalty Trust).............................................     1-7884             4(d)
4(e)     *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited
          Partnership and Conoco, as amended on April 30, 1991
          (Exhibit 4(e) to Form 10-K for year ended December 31, 1991
          of Mesa Royalty Trust).....................................     1-7884             4(e)
99.1     Temporary Note 3T to Article 3 of Regulation S-X............

------------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.