Form 10-Q
period 2002-03-31
MESA ROYALTY TRUST/TX
filed 2002-04-24
CIK 313364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2002

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                     Commission File Number 1-7884

                            ------------------------

                               MESA ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                 TEXAS                                      74-6284806
        (State of Incorporation                          (I.R.S. Employer
           or Organization)                            Identification No.)

     JPMORGAN CHASE BANK, TRUSTEE                             78701
     INSTITUTIONAL TRUST SERVICES                           (Zip Code)
              700 LAVACA
             AUSTIN, TEXAS
    (Address of Principal Executive
               Offices)

                                  512-479-2562
              (Registrant's Telephone Number, Including Area Code)

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

    As of April 24, 2002--1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MESA ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              --------   ----------
Royalty income..............................................  $903,004   $3,830,016
Interest income.............................................     1,723       44,123
General and administrative expense..........................   (11,797)      (5,934)
                                                              --------   ----------
  Distributable income......................................  $892,930   $3,868,205
                                                              ========   ==========
  Distributable income per unit.............................  $ 0.4791   $   2.0757
                                                              ========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash and short-term investments.............................  $    891,207   $  1,167,273
Interest receivable.........................................         1,723          4,475
Net overriding royalty interest in oil and gas properties...    42,498,034     42,498,034
Accumulated amortization....................................   (31,882,883)   (31,632,768)
                                                              ------------   ------------
  Total assets..............................................  $ 11,508,081   $ 12,037,014
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS
Distributions payable.......................................  $    892,930   $  1,171,748
Trust corpus (1,863,590 units of beneficial interest
  authorized and outstanding)...............................    10,615,151     10,865,266
                                                              ------------   ------------
  Total liabilities and trust corpus........................  $ 11,508,081   $ 12,037,014
                                                              ============   ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
Trust corpus, beginning of period...........................  $10,865,266   $11,861,903
  Distributable income......................................      892,930     3,868,205
  Distributions to unitholders..............................     (892,930)   (3,868,205)
  Amortization of net overriding royalty interest...........     (250,115)     (196,820)
                                                              -----------   -----------
Trust corpus, end of period.................................  $10,615,151   $11,665,083
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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("Trustee") in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2001 Annual Report on Form 10-K.

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

    This basis for reporting distributable income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including under the section "Business--Principal Trust Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                                                            THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                           2002                       2001
                                                 ------------------------   ------------------------
                                                                 OIL,                       OIL,
                                                              CONDENSATE                 CONDENSATE
                                                  NATURAL     AND NATURAL    NATURAL     AND NATURAL
                                                    GAS       GAS LIQUIDS      GAS       GAS LIQUIDS
                                                 ----------   -----------   ----------   -----------
The Trust's proportionate share of Gross
  Proceeds(1)..................................  $1,640,115    $451,499     $3,940,564    $836,005
Less the Trust's proportionate share of:
  Capital costs recovered(2)...................    (392,209)         --       (159,733)         --
  Operating costs..............................    (723,248)    (68,253)      (701,202)    (85,618)
  Interest on cost carryforward................      (4,900)         --             --          --
                                                 ----------    --------     ----------    --------
Royalty income.................................  $  519,758    $383,246     $3,079,629    $750,387
                                                 ==========    ========     ==========    ========
Average sales price............................  $     2.36    $  13.54     $     5.44    $  26.27
                                                 ==========    ========     ==========    ========
                                                                              (Mcf)       (Bbls)
Net production volumes attributable to the
  Royalty(3)...................................     220,409      28,300        565,823      28,563
                                                 ==========    ========     ==========    ========

------------------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $277,814 and $504,411 at March 31, 2002 and March 31, 2001, respectively, and relates solely to the San Juan Basin Colorado properties.

(3) Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2002 was $892,930, representing $.4791 per unit, compared to $3,868,205, representing $2.0757 per unit, for the first quarter ended March 31, 2001. Based on 1,863,590 units outstanding for the quarters ended March 31, 2002 and 2001, respectively, the per unit distributions were as follows:

                                                              2002       2001
                                                            --------   --------
January...................................................  $ .0842    $ .5811
February..................................................    .1940      .6710
March.....................................................    .2009      .8236
                                                            -------    -------
                                                            $ .4791    $2.0757
                                                            =======    =======

HUGOTON FIELD

    Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 73% of the Royalty income of the Trust during the first quarter of 2002.

    PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing, Inc., Amoco Production Company and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 2002 compared to the first quarter of 2001.

    In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis being effective June 1, 2001. PNR has extended the contract to June 1, 2002. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Midcontinent Market Center.

    Royalty income attributable to the Hugoton Royalty decreased to $656,107 in the first quarter of 2002, from $2,023,291 in the first quarter of 2001 due to lower prices received for production of natural gas and liquids from the Hugoton Royalty Properties. The average price received in the first quarter of 2002 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.33 per Mcf and $13.69 per barrel, respectively, compared to $5.39 per Mcf and $24.88 per barrel, respectively, in the first quarter of 2001. Net production attributable to the Hugoton Royalty decreased to 181,634 Mcf of natural gas and 17,013 barrels of natural gas liquids in the first quarter of 2002 from 294,498 Mcf of natural gas and 17,522 barrels of natural gas liquids in the first quarter of 2001 which is solely related to the lower prices.

    Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2002 through September 30, 2002, at 141 Bcf of gas, compared with 156.2 Bcf of gas during the same period last year.

SAN JUAN BASIN

    Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $246,897 during the first quarter of 2002 as compared with royalty income of $1,806,725 in the first quarter of 2001. The decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices in the first quarter of 2002. No royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the first quarter of 2002 and 2001, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 38,775 Mcf of natural gas and 11,287 barrels of natural gas liquids in the first quarter of 2002, compared to 271,325 Mcf of natural gas and 11,041 barrels of natural gas liquids in the first quarter of 2001. The average price received in the first quarter of 2002 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $2.49 per Mcf and $13.32 per barrel, respectively, compared to $5.50 per Mcf and $28.48 per barrel during the same period in 2001.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

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

    (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 2002.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       MESA ROYALTY TRUST

                                                       By:             JPMORGAN CHASE BANK,
                                                                            as Trustee

                                                       By:               /s/ MIKE ULRICH
                                                            -----------------------------------------
                                                                           Mike Ulrich
                                                                          VICE PRESIDENT

    Date: April 24, 2002

    The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.