Form 10-Q
period 2002-06-30
MESA ROYALTY TRUST/TX
filed 2002-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-7884

MESA ROYALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6284806
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

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

        As of August 12, 2002—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Royalty income	$1,091,185	$3,527,218	$1,994,189	$7,357,234
Interest income	2,626	27,419	4,349	71,542
General and administrative expense	(12,711)	(7,457)	(24,508)	(13,391)

Distributable income	$1,081,100	$3,547,180	$1,974,030	$7,415,385

Distributable income per unit	$0.5801	$1.9034	$1.0593	$3.9791

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and short-term investments	$1,078,474	$1,167,273
Interest receivable	2,626	4,475
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(32,121,874)	(31,632,768)

Total assets	$11,457,260	$12,037,014

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,081,100	$1,171,748
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	10,376,160	10,865,266

Total liabilities and trust corpus	$11,457,260	$12,037,014

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Trust corpus, beginning of period	$10,615,151	$11,665,083	$10,865,266	$11,861,903
Distributable income	1,081,100	3,547,180	1,974,030	7,415,385
Distributions to unitholders	(1,081,100)	(3,547,180)	(1,974,030)	(7,415,385)
Amortization of net overriding royalty interest	(238,991)	(202,618)	(489,106)	(399,438)

Trust corpus, end of period	$10,376,160	$11,462,465	$10,376,160	$11,462,465

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization

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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("Trustee"), in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2001 Annual Report on Form 10-K.

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

        This basis for reporting Royalty income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles accepted in the United States of America. Under these accounting principles, Royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including under the section "Business—Principal Trust Risk Factors". All subsequent written and oral forward- looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended June 30,
	2002		2001
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,511,497	$440,350	$4,240,844	$754,296
Less the Trust's proportionate share of:
Capital costs recovered(2)	(104,360)	—	(390,275)	—
Operating costs	(677,687)	(73,373)	(980,336)	(81,449)
Interest on cost carryforward	(5,242)	—	(15,862)	—

Royalty income	$724,208	$366,977	$2,854,371	$672,847

Average sales price	$2.28	$13.84	$5.55	$24.78

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty	317,454	26,508	514,747	27,154

	Six Months Ended June 30,
	2002		2001
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$3,151,617	$891,850	$8,181,407	$1,590,302
Less the Trust's proportionate share of:
Capital costs recovered(2)	(496,569)	—	(550,007)	—
Operating costs	(1,400,940)	(141,627)	(1,680,809)	(167,797)
Interest on cost carryforward	(10,142)	—	(15,862)	—

Royalty income	$1,243,966	$750,223	$5,934,729	$1,422,505

Average sales price	$2.33	$13.68	$5.47	$25.53

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty	534,824	54,860	1,085,683	55,709

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

(2)
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $304,208 and $406,612 at June 30, 2002 and June 30, 2001, respectively. The cost carryforward at June 30, 2002 and June 30, 2001 relate solely to the San Juan Basin Colorado properties.

Three Months Ended June 30, 2002 and 2001

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2002 was $1,081,100, representing $.5801 per unit, compared to $3,547,180, representing $1.9034 per unit, for the quarter ended June 30, 2001. Based on 1,863,590 units outstanding for the quarters ended June 30, 2002 and 2001, respectively, the per unit distributions were as follows:

	2002	2001
April	$.1720	$.8931
May	.1941	.5265
June	.2140	.4838

	$.5801	$1.9034

Hugoton Field

        Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 56% of the Royalty income of the Trust during the second quarter of 2002.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Williams Energy Supply ("WESCO"), Oneok Gas Marketing Inc., Amoco, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were significantly lower in the second quarter of 2002 compared to the second quarter of 2001.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2000. PNR has extended the contract to June 1, 2003. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Midcontinent Market Center.

        Royalty income attributable to the Hugoton Royalty decreased to $613,419 in the second quarter of 2002, as compared to $2,413,758 in the second quarter of 2001 primarily due to lower prices received for production of natural gas and natural gas liquids from the Hugoton Royalty Properties and lower natural gas production volumes. The average price received in the second quarter of 2002 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.25 per Mcf and $11.94 per barrel, respectively, compared to $6.19 per Mcf and $24.99 per barrel during the same period in 2001. Net production attributable to the Hugoton Royalty was 193,256 Mcf of natural gas and 14,958 barrels of natural gas liquids in the second quarter of 2002 compared to 323,993 Mcf of natural gas and 16,336 barrels of natural gas liquids in the second quarter of 2001.

        Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2002 through September 30, 2002, at 141.4 Bcf of gas, compared with 156.2 Bcf of gas during the same period last year.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $477,766 during the second quarter of 2002 as compared with $1,113,460 in the second quarter of 2001. The decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices in the second quarter of 2002 as compared to the second quarter of 2001. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the second quarter of 2002 or 2001, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 124,198 Mcf of natural gas and 11,550 barrels of natural gas liquids in the second quarter of 2002 as compared to 190,754 of natural gas and 14,096 barrels of natural gas liquids in the second quarter of 2001. The average price received in the second quarter of 2002 for natural gas sold from the San Juan Basin Royalty Properties was $2.33 per Mcf and $16.31 per barrel, respectively, compared to $4.45 per Mcf and $24.46 per barrel during the same period in 2001.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 52% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

        No distributions related to the Colorado portion of the San Juan Basin Royalty have been made since 1990, as the costs of the Fruitland Coal drilling in Colorado have not yet been recovered.

        Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Internal Revenue Code of 1986, as amended. Thus, unitholders are potentially eligible to claim their share of the tax credit attributable to this qualifying production. These tax credits will expire January 1, 2003 unless otherwise extended. Each unitholder should consult his tax advisor regarding the limitations and requirements for claiming this tax credit.

Six Months Ended June 30, 2002 and 2001

        Distributable income decreased to $1,974,030 for the six months ended June 30, 2002 from $7,415,385 for the same period in 2001.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties decreased to $1,269,525 for the six months ended June 30, 2002 from $4,437,048 for the same period in 2001 primarily due to lower natural gas and natural gas liquid average prices received and lower natural gas production volumes. The average price received in the first six months of 2002 for natural gas and natural gas liquids sold from the Hugoton field was $2.29 per Mcf and $12.87 per barrel, compared to $5.82 per Mcf and $24.93 per barrel during the same period in 2001.

San Juan Basin

        Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $724,664 for the first six months of 2002 compared to $2,920,186 in the first six months of 2001. The average price received in the first six months of 2002 for natural gas sold from the San Juan Basin was $2.41 per Mcf, compared to $5.00 per Mcf during the same period in 2001. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 2002 and 2001, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Trust does not utilize market sensitive instruments, however, see the discussion of marketing by the working interest owners above.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.)

			SEC File or Registration Number	Exhibit Number
4	(a)	*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4	(b)	*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4	(c)	*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4	(d)	*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4	(e)	*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
(b)
Reports on Form 8-K

        (1) A current report on Form 8-K dated July 3, 2002 and filed on July 11, 2002, as amended, reported that the Trust dismissed Arthur Andersen LLP as its independent public accountants and engaged KPMG LLP to serve as its independent public accountants for 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ROYALTY TRUST
By:	/S/ JPMORGAN CHASE BANK, Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: August 12, 2002

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
MESA ROYALTY TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
MESA ROYALTY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA ROYALTY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES