Form 10-Q
period 2002-09-30
MESA ROYALTY TRUST/TX
filed 2002-11-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-7884

MESA ROYALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6284806
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

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

        As of November 14, 2002—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Royalty income	$1,488,156	$1,960,706	$3,482,345	$9,317,940
Interest income	3,388	27,112	7,737	98,654
General and administrative expense	(5,562)	(8,200)	(30,070)	(21,591)

Distributable income	$1,485,982	$1,979,618	$3,460,012	$9,395,003

Distributable income per unit	$.7974	$1.0623	$1.8566	$5.0413

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Cash and short-term investments	$1,482,594	$1,167,273
Interest receivable	3,388	4,475
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(32,355,817)	(31,632,768)

Total assets	$11,628,199	$12,037,014

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,485,982	$1,171,748
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	10,142,217	10,865,266

Total liabilities and trust corpus	$11,628,199	$12,037,014

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Trust corpus, beginning of period	$10,376,160	$11,462,465	$10,865,266	$11,861,903
Distributable income	1,485,982	1,979,618	3,460,012	9,395,003
Distributions to unitholders	(1,485,982)	(1,979,618)	(3,460,012)	(9,395,003)
Amortization of net overriding royalty interest	(233,943)	(186,493)	(723,049)	(585,931)

Trust corpus, end of period	$10,142,217	$11,275,972	$10,142,217	$11,275,972

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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("the Trustee"), in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2001 Annual Report on Form 10-K.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K including under the section "Business—Principal Trust Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated (unaudited):

	Three Months Ended September 30,
	2002		2001
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,846,456	$502,559	$2,607,638	$608,653
Less the Trust's proportionate share of:
Capital costs recovered(2)	(87,335)	—	(473,202)	—
Operating costs	(688,326)	(79,224)	(707,054)	(68,488)
Interest on cost carryforward	(5,974)	—	(6,841)	—

Royalty income	$1,064,821	$423,335	$1,420,541	$540,165

Average sales price	$2.95	$16.12	$4.30	$20.25

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty	361,099	26,258	330,697	26,677

	Nine Months Ended September 30,
	2002		2001
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$4,995,645	$1,394,409	$10,789,044	$2,198,956
Less the Trust's proportionate share of:
Capital costs recovered(2)	(581,422)	—	(1,023,209)	—
Operating costs	(2,089,306)	(220,850)	(2,387,863)	(236,285)
Interest on cost carryforward	(16,131)	—	(22,703)	—

Royalty income	$2,308,786	$1,173,559	$7,355,269	$1,962,671

Average sales price	$2.55	$14.40	$5.00	$23.78

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty	905,605	81,488	1,470,117	82,529

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.
(2)
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $318,839 and $377,116 at September 30, 2002 and September 30, 2001, respectively. The cost carryforward at September 30, 2002 and September 30, 2001 relate solely to the San Juan Basin Colorado properties.

Three Months Ended September 30, 2002 and 2001

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2002 was $1,485,982, representing $.7974 per unit, compared to $1,979,618, representing $1.0623 per unit, for the quarter ended September 30, 2001. Based on 1,863,590 units outstanding for the quarters ended September 30, 2002 and 2001, respectively, the per unit distributions were as follows:

	2002	2001
July	$.2724	$.4294
August	.2645	.3569
September	.2605	.2760

	$.7974	$1.0623

Hugoton Field

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Tenaska, Greely Gas, Oneok Gas Marketing Inc., Amoco, and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the third quarter of 2002 compared to the third quarter of 2001.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR has extended the contract to June 1, 2003. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service (Oneok).

        Royalty income attributable to the Hugoton Royalty decreased to $905,056 in the third quarter of 2002, as compared to $1,617,034 in the third quarter of 2001, primarily due to lower prices received for production of natural gas and natural gas liquids from the Hugoton Royalty Properties. The average price received in the third quarter of 2002 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.20 per Mcf and $15.98 per barrel, respectively, compared to $4.58 per Mcf and $21.07 per barrel during the same period in 2001. Net production attributable to the Hugoton Royalty was 209,940 Mcf of natural gas and 14,596 barrels of natural gas liquids in the third quarter of 2002 compared to 274,378 Mcf of natural gas and 17,104 barrels of natural gas liquids in the third quarter of 2001.

        Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC set the Hugoton field allowable for the period April 1, 2002 through September 30, 2002, at 141.4 Bcf of gas, compared with 156.2 Bcf of gas during the same period last year.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $583,100 during the third quarter of 2002 as compared to $343,672 in the third quarter of 2001. The increase in Royalty income in the third quarter of 2002 as compared to the same period in 2001 is primarily due to decreased capital expenditures and higher natural gas production volumes. In the third quarter of 2001 there were increased capital expenditures related to drilling activity in the San Juan Basin. In addition as a result of plant maintenance that caused certain properties in the San Juan Basin to cease operations natural gas production was lower in the third quarter of 2001. In addition, natural gas production was lower in the third quarter of 2001. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado for the third quarter of 2002 or 2001, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 151,159 Mcf of natural gas and 11,662 barrels of natural gas liquids in the third quarter of 2002 as compared to 56,319 Mcf of natural gas and 9,573 barrels of natural gas liquids in the third quarter of 2001. The increase in net production in the San Juan Basin in the third quarter of 2002, as compared to the same period in 2001, is primarily due to the above mentioned plant closings in 2001. The average price received in the third quarter of 2002 for natural gas sold from the San Juan Basin Royalty Properties was $2.60 per Mcf and $16.30 per barrel, compared to $2.91 per Mcf and $18.78 per barrel during the same period in 2001.

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

Nine Months Ended September 30, 2002 and 2001

        Distributable income decreased to $3,460,012 for the nine months ended September 30, 2002 from $9,395,003 for the same period in 2001.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties decreased to $2,174,580 for the nine months ended September 30, 2002 from $6,054,083 for the same period in 2001 primarily due to lower natural gas and natural gas liquid average prices received. The average price received in the first nine months of 2002 for natural gas and natural gas liquids sold from the Hugoton field was $2.57 per Mcf and $13.74 per barrel, compared to $5.44 per Mcf and $23.64 per barrel during the same period in 2001.

San Juan Basin

        Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $1,307,765 for the first nine months of 2002 compared to $3,263,857 in the first nine months of 2001. The average price received in the first nine months of 2002 for natural gas and natural gas liquids sold from the San Juan Basin was $2.51 per Mcf and $15.30 per barrel compared to $4.33 per Mcf and $24.01 per barrel during the same period in 2001. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the nine months ended September 30, 2002 and 2001, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Trust does not utilize market sensitive instruments, however, see the discussion of marketing by the working interest owners above.

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ability to verify the accuracy of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

  •
  The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as the reserve reports that contain projected production, operating expenses and capital expenses, and (iv) information relating to projected production. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust's periodic reports.
  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent public accountants with respect to annual audits of financial data provided by the working interest owners. Other than contracting independent auditors and reviewing information supplied by the working interest owners, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

        The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

        Changes in Internal Controls.    To the knowledge of the Trustee, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the Trust's internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank is successor by mergers to the original name of the Trustee Texas Commerce Bank National Association.)

			SEC File or Registration Number	Exhibit Number

4	(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4	(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4	(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4	(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4	(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
(b)
Reports on Form 8-K

        (1)  A current report on Form 8-K dated July 3, 2002 and filed on July 11, 2002, as amended, reported that the Trust dismissed Arthur Andersen LLP as its independent public accountants and engaged KPMG LLP to serve as its independent accountants for 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ROYALTY TRUST
By:	/S/ JPMORGAN CHASE BANK, TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: November 14, 2002

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

CERTIFICATION

        I, Mike Ulrich, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Mesa Royalty Trust, for which JPMorgan Chase Bank acts as Trustee;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

        4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

          a)    designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves any persons who have a significant role in the registrant's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by the working interest owners.

Date: November 14, 2002	/s/ MIKE ULRICH Mike Ulrich, Vice President and Trust Officer JPMorgan Chase Bank

QuickLinks

PART I—FINANCIAL INFORMATION
MESA ROYALTY TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
MESA ROYALTY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA ROYALTY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATION