Form 10-K
period 2002-12-31
MESA ROYALTY TRUST/TX
filed 2003-03-27
CIK 313364

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 1-7884

Mesa Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's telephone number, including area code: 1-512-479-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /x/    No.    / /

        The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 28, 2002, of $38.50 was approximately $71,748,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 27, 2003, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

        Documents Incorporated By Reference: None.

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under "Business—Principal Trust Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

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

        The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $4,841,115 and $10,490,988 for the years 2002 and 2001, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 27, 2003.

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

  Section 29 Credit

        The Trust receives royalty payments attributable to coal seam gas production from the Fruitland Coal Formation properties. Thus, unitholders are potentially eligible to claim their share of the tax credit attributable to this qualifying production. Such tax credit expired on January 1, 2003. Each unitholder should consult his tax advisor regarding the limitations and requirements for claiming this tax credit.

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

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred with respect to the property and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2002

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)(2)	99,654	99,413	466	465.5
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	1,561	464

Total	140,370	130,741	2,027	929.5

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

Hugoton

        The principal property interest conveyed to the Trust accounts for approximately 42% of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

San Juan Basin

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 58% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco. See

"—Description of the Trust" under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2002, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled in the unit, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

        Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Code. However, those tax credits expired on January 1, 2003. See "—Description of the Units—Federal Income Tax Matters—Section 29 Credit" under Item 1 of this Form 10-K.

Reserves

        A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 2002 have been made by PNR. The following letter relating to the "Reserves and Revenue as of December 31, 2002 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

        A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 2002 has been made by Conoco, the working interest owner of such properties. The Conoco Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") beginning on page 11 regarding such properties reflects estimated reserve quantities.

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

5205 N. O'CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

February 13, 2003

MESA Royalty Trust
JP Morgan Chase (as Trustee)
700 Lavaca Street, 5th Floor
Austin, TX 78701-3102

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2002 of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a 10.29282% (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 2002. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

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

Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282% (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 2002, was zero and no deficit is estimated for the life of the properties.

MESA Royalty Trust
February 13, 2003

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

The development status shown herein represents the status applicable on December 31, 2002. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 2002 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 2002 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 2002. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 2002.

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

Proved—Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

Developed—Reserves that are recoverable from existing wells with current operating methods and expenses. Developed reserves include both producing and non-producing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed non-producing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Non-producing reserves require only moderate expense to be brought into production.

Undeveloped—Reserves that are recoverable from additional wells yet to be drilled. Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

MESA Royalty Trust
February 13, 2003

Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Since it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

Estimates of the net proved reserves attributable to the Trust, as of December 31, 2002, are as follows:

TOTAL PROVED RESERVES:
Natural Gas (Mcf)	13,557,334
Helium (Mcf)	44,188
Natural Gas Liquids (bbl)	704,477
PROVED DEVELOPED RESERVES
Natural Gas (Mcf)	13,557,334
Helium (Mcf)	44,188
Natural Gas Liquids (bbl)	704,477

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

The assumptions used for estimating future prices and costs are as follows:

  •
  Natural Gas Prices—Gas prices were held constant for the life of the properties.

  •
  Natural Gas Liquids and Helium Prices—Natural gas liquids and helium prices were held constant for the life of the properties.

  •
  Operating and Capital Costs—Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 2002 values and were not adjusted for inflation.

MESA Royalty Trust
February 13, 2003

The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.

TRUST INTEREST:

Future Net Revenue ($)[1]	107,362,039
Future Lease Operating Expenses ($)	8,239,189
Future Net Production Taxes ($)	2,712,744
Future Net Ad Valorem Taxes ($)	4,363,976
Future Net Overhead Expense ($)	11,741,899
Future Capital Expenditures ($)	21,239
Future Net Cashflow ($)	80,282,992
Present Worth at 10 Percent ($)[1]	34,927,289

1.
Future income tax expenses were not taken into account in the preparation of these estimates. Approximately 1 percent of the present worth is estimated to come from helium sales.

In our opinion, the information relating to the estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the Financial Accounting Standards Board and Rules 4-1 0(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the Securities and Exchange Commission; provided, however, (I) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (II) minor amounts of revenue from helium produced with the natural gas are included herein.

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefore.

Submitted,

Paul McDonald

CONOCO INC.
LETTER REPORT
dated
MARCH 20, 2003
on
RESERVES and REVENUE
as of
DECEMBER 31, 2002
from
CERTAIN PROPERTIES
owned by
MESA ROYALTY TRUST

Randall L. Darr Manager, Reserves Reservoir Technology Center Upstream Technology	P.O. Box 2197 Houston, Texas 77252 (281) 293-1404

March 20, 2003

Mesa Royalty Trust
Chase Bank of Texas, N.A.
Suite 1150
600 Travis Street
Houston, Texas 77002

Re:	Mesa Royalty Trust Reserves as of December 31, 2002 San Juan Basin Properties, New Mexico

Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 2002 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a 10.29282 percent net royalty interest in certain San Juan Basin properties administered by ConocoPhillips.

Reserves in this report are expressed as ConocoPhillips net reserves and MRT net reserves. ConocoPhillips net reserves are defined as ConocoPhillips' net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 2002. MRT net reserves are defined as that portion of the ConocoPhillips net reserves attributable to the interest owned by MRT.

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

Reserves attributable to the MRT interest are calculated by allocating to MRT a portion of the ConocoPhillips net reserves based on future cash flow. Because reserves volumes are estimated using future cash flow, a change in prices or costs will result in changes of reserves. Therefore, the MRT net reserves will vary if different price and cost assumptions are used.

2002 Mesa Royalty Trust Reserves
March 20, 2003

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those that require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 2002 are tabulated below. The MRT net reserves and production reported for the previous year are included for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin Developed + Undeveloped
	12/31/01	12/31/02	12/31/01	12/31/02	12/31/01	12/31/02
Natural Gas, MMscf	13,700	16,416	448	906	14,148	17,322
Condensate, Mbbl	56	79	0	0	56	79
Natural Gas Liquids, Mbbl	882	1,056	0	0	882	1,056
	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin Developed Only
	12/31/01	12/31/02	12/31/01	12/31/02	12/31/01	12/31/02
Natural Gas, MMscf	13,113	15,657	448	906	13,561	16,563
Condensate, Mbbl	56	78	0	0	56	78
Natural Gas Liquids, Mbbl	844	1007	0	0	844	1007

Both MRT Proved Developed and Proved Undeveloped reserves increased in 2002 due to improvements in price. Many of the Proved Undeveloped Reserves will be accessed in future years through an active development and re-completion program. The reserves values reflect natural gas shrinkage of 12.870 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

Product prices and operating costs used for yearend 2002 are shown in the table below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties. The December 2002 product prices are substantially higher than the December 2001 prices.

Product Prices	December 2001	December 2002
Conventional Nat. Gas, $/Mscf	2.23	3.99
Coal Natural Gas, $/Mscf	1.89	3.95
Condensate, $/Bbl	15.67	27.50
Natural Gas Liquids, $/Bbl	6.69	18.50

2002 Mesa Royalty Trust Reserves
March 20, 2003

Revenue and cash flow values in this report are based on product prices for San Juan Basin effective on December 31, 2002. The gas price excludes a transportation expense of $0.66 per Mcf for conventional gas and $0.74 per Mcf for Fruitland Coal gas. The price also excludes combined production and ad valorem tax rates of 10.4 percent and 8.9 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 2001 rates of 10.5 percent for conventional gas and 9.2 percent for Fruitland Coal. The taxes and transportation expenses are also excluded from the annual per completion well operating costs tabulated below. A decrease in conventional operating costs on a per completion well basis from 2001 to 2002 reflects an increase in the number of completions due to infill drilling in the Mesaverde and Dakota formations. Fruitland Coal operating costs on a per completion well basis were lower in 2002 than in 2001 due to the extensive effort by partners in 2001 to maximize production volumes within the tax credit window.

	Net Active Completions		Operating Costs ($/compl/year)
Operating Costs
	12/31/01	12/31/02	12/31/01	12/31/02
Conventional Gas	429	498	18,300	13,800
Fruitland Coal Gas	35	34	71,800	69,100

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to ConocoPhillips' net reserves as of December 31, 2002 is shown in the table below. The 2001 numbers are included for comparison. All costs are yearend 2002 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
ConocoPhillips Net Interest San Juan Basin
	12/31/01	12/31/02	12/31/01	12/31/02	12/31/01	12/31/02
Future Revenue, M$	686,443	1,307,807	42,985	74,209	729,428	1,382,016
Production & Ad Valorem Taxes, M$	72,171	136,533	3,944	6,578	76,115	143,111
Operating & Transportation Costs, M$	229,102	301,948	30,097	32,023	259,199	333,971
Abandonment Costs, M$	2,395	2,649	175	169	2,570	2,818
Capital Costs, M$	20,779	19,498	568	689	21,347	20,187
Future BFIT Cash Flow, M$	361,996	847,179	8,201	34,750	370,197	881,929
Deficit Balance, M$	0	0	0	0	0	0
Future BFIT Cash Flow Subject to MRT Interest, M$	361,996	847,179	8,201	34,750	370,197	881,929
Present Worth @ 10%, M$	147,770	354,572	6,326	22,962	154,096	377,534

ConocoPhillips's future revenues are significantly higher due to the increased product prices.

Operating and transportation costs are higher for both the conventional gas and Fruitland Coal gas due to increased transportation costs.

Capital costs are associated with projects required to maintain existing production of developed reserves and to produce undeveloped proved reserves. The relatively unchanged capital costs for the conventional and Fruitland coal reservoirs reflect a consistent inventory of proved undeveloped reserves.

2002 Mesa Royalty Trust Reserves
March 20, 2003

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 2002 is tabulated below, along with what was reported last year for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Interest (10.29282%) San Juan Basin
	12/31/01	12/31/02	12/31/01	12/31/02	12/31/01	12/31/02
Future BFIT Cash Flow, M$	37,260	87,199	844	3,577	38,104	90,776
Present Worth @ 10%, M$	15,210	36,495	651	2,363	15,861	38,858

Compared to last year, future cash flow and present worth are higher for the conventional gas and the Fruitland Coal gas due to an increase in product prices.

The information relating to estimated proved reserves (natural gas, condensate, natural gas liquids), estimated future revenue from proved reserves, and present worth of cash flow contained in this report has been prepared in accordance with regulations of the Financial Accounting Standards Board and Securities and Exchange Commission.

Sincerely,

Randall Darr
Manager, Reserves

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

        Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $4.73 per Mcf for Hugoton properties and $3.99 per Mcf for San Juan Basin properties as of December 31, 2002) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 2002 was $2.63 per Mcf, representing a combination of contract prices and spot market prices.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 62% of the Royalty income of the Trust during 2002.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Tenaska, Greely Gas, Oneok Gas Marketing, Inc., Amoco and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts.

        In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR has extended the contract to June 1, 2003. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service ("Oneok").

        Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 2002 through March 31, 2003, was 134.7 billion cubic feet of gas, compared with 149 billion cubic feet of gas during the same period last year.

San Juan Basin

        Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 38% of the Royalty income of the Trust during 2002. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2000 and in early 2001, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. Annual wellhead prices generally increased from $1.55 per Mcf in 1995 to $2.32 per Mcf in 1997, decreased to $1.94 per Mcf in 1998, increased to $3.69 per Mcf in 2000, then increased again to $4.12 per Mcf in 2001, and decreased to $2.87 per Mcf in 2002 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

State and Other Regulation

        All of the jurisdictions in which the Trust has an interest in producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters. See "Contracts—Hugoton Field" for a discussion of PNR's allowables in the Hugoton Royalty Properties.

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

        Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to Federal minimum safety requirements. These requirements, however, are not applicable to, inter alia,: (1) onshore gathering facilities outside: (i) the limits of any incorporated or unincorporated city, town, or village; and (ii) any designated residential or commercial area; or (2) pipeline facilities on the Outer Continental Shelf ("OCS") upstream of the point at which operating responsibility transfers from a producing operator to a transporting operator. See 49 C.F.R. § 192.1(b). We are informed that the Royalty Properties are located in the Hugoton field in Kansas, the San Juan Basin in New Mexico and Colorado, and the Yellow Creek field of Wyoming. Furthermore, those states have adopted the Federal minimum safety requirements for intrastate pipelines within their borders. The standards governing pipeline safety have undergone recent changes and it is possible that future changes in the regulations and statutes may occur which may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

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

        The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

    •
    political disruption, war or other armed conflict oil producing regions, in particular the current war in Iraq;
    •
    worldwide economic conditions;
    •
    weather conditions;
    •
    the supply and price of foreign natural gas;
    •
    the level of consumer demand;

    •
    the price and availability of alternative fuels;
    •
    the proximity to, and capacity of, transportation facilities; and
    •
    the effect of worldwide energy conservation measures.

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

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future revenues to be too high.

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

    •
    historical production from the area compared with production rates from similar producing areas;
    •
    the assumed effect of governmental regulation; and
    •
    assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

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

        The occurrence of drilling, production or transportation accidents and other natural disasters at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These occurrences include blowouts, cratering, explosives and other environmental damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

        Most of the gas produced in the San Juan Basin is transported on one of only two major pipelines in the area, and transportation of this gas is generally controlled by a small number of distribution companies. Accordingly, any disruptions to transportation lines or increases in transportation costs for production from these properties could also affect the Trust.

The operators of the working interest owner are subject to extensive governmental regulation.

        Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations.

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

        The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled "—Description of the Units—Federal Income Tax Matters" under Item 1 of this Form 10-K.

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

Item 3.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. However, PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District court of Stevens County, Kansas by two classes of royalty owners (one for each of PNR's gathering systems connected to PNR's Satanta gas plant). The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims. The lawsuit now has two material claims: (1) that the plaintiffs were improperly charged for a proportionate share of compression expenses incurred by PNR downstream of its wells and upstream of its Satanta gas plant and (2) that plaintiffs are entitled to 100% of the value of the helium extracted at PNR's Satanta gas plant. If the plaintiffs were to prevail on the above claims in their entirety, within what the court has ruled to be the applicable limitations period, PNR believes it is possible that PNR's liability could reach $30 million, plus prejudgment interest and attorneys' fees. The Trust's share of this amount would be approximately $1.5 million, plus prejudgment interest and attorneys' fees.

        PNR believes the compression expenses charged to the plaintiffs represent the plaintiffs' pro-rata share of post-production expenses incurred to add value to gas which was marketable at the well and, therefore, were expenses properly charged to plaintiffs under Kansas law. PNR has also vigorously defended against the plaintiffs' claims to 100% of the value of the helium extracted and believes that it has properly accounted to the plaintiffs for its helium production.

        The case was tried to the Court without a jury in December 2001. No judgment or findings have been entered. Arguments for judgment were presented in the second quarter of 2002. Judgment could be entered at any time. However, it is anticipated that the losing side, whichever that might be, would appeal.

        Entry of a final judgment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Unitholder Matters.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2002, were as follows:

	2002			2001
Quarter
	High	Low	Distribution	High	Low	Distribution
First	$39.13	$36.01	$0.4791	$57.00	$40.76	$2.0757
Second	$39.93	$37.26	$0.5801	$57.50	$45.50	$1.9034
Third	$39.98	$32.74	$0.7974	$47.25	$39.10	$1.0623
Fourth	$42.41	$39.26	$0.7267	$43.00	$36.75	$0.6287

        At March 19, 2003, the 1,863,590 units outstanding were held by 1,201 unitholders of record.

Item 6.    Selected Financial Data.

	2002	2001	2000	1999	1998
Royalty income	$4,841,115	$10,490,988	$7,960,109	$5,475,497	$6,209,778
Distributable income	$4,814,201	$10,566,751	$8,030,448	$5,504,362	$6,248,216
Distributable income per unit	$2.5833	$5.6701	$4.3091	$2.9536	$3.3528
Total assets at year end	$11,431,621	$12,037,014	$14,545,212	$14,358,414	$14,902,521

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 7 to the financial statements. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has a net profits overriding royalty interest.

Critical Accounting Policies

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

        This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

Financial Review

  Years 2002 and 2001

        The Trust's Royalty income was $4,841,115 in 2002, a decrease of approximately 54% as compared to $10,490,988 in 2001, primarily as a result of lower natural gas, natural gas liquid prices and lower gas production from the Hugoton Royalty Properties in 2002.

        Royalty income from the Hugoton Royalty Properties was $3,014,133 in 2002, a decrease of approximately 57%, as compared to $7,034,366 in 2001, primarily as a result of lower natural gas, natural gas liquid prices and lower gas production from the Hugoton Royalty Properties in 2002.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $2.68 per Mcf and $14.25 per barrel, respectively, in 2002 as compared to $4.82 per Mcf and $21.91 per barrel, respectively in 2001. Net production attributable to the Hugoton Royalty was 797,160 Mcf of natural gas and 61,596 barrels of natural gas liquids in 2002 as compared with 1,151,003 Mcf of natural gas and 67,847 barrels of natural gas liquids in 2001. Actual production volumes attributable to the Hugoton properties was 1,196,484 Mcf of natural gas and 61,593 barrels of natural gas liquids in 2002 as compared with 1,379,514 Mcf of natural gas and 67,932 barrels of natural gas liquids in 2001.

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,826,982 in 2002 as compared to $3,456,622 in 2001. The decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices in 2002. No Royalty income was received from the San Juan Basin Royalty Properties located in the state of Colorado in 2002 or 2001, as costs associated with the Fruitland Coal drilling program on Royalty Properties in that state have not been fully recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

        The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties was $2.54 per Mcf and $16.26 per barrel, respectively, in 2002 compared with $4.21 per Mcf and $22.15 per barrel, respectively in 2001. Net production attributable to the San Juan Basin Royalty was 423,304 Mcf of natural gas and 46,235 barrels of natural gas liquids, oil and condensate in 2002 as compared to 592,443 Mcf of natural gas and 43,451 barrels of natural gas liquids, oil and condensate in 2001. Actual production volumes attributable to the San Juan Basin properties was 1,326,650 Mcf of natural gas and 64,615 barrels of natural gas liquids, oil and condensate in 2002 as compared with 1,311,686 Mcf of natural gas and 56,870 barrels of natural gas liquids in 2001.

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

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $4.82 per Mcf and $21.91 per barrel, respectively, in 2001 as compared to $3.03 per Mcf and $19.24 per barrel, respectively, in 2000. Net production attributable to the Hugoton Royalty was 1,151,003 Mcf of natural gas and 67,847 barrels of natural gas liquids in 2001 as compared with 1,142,851 Mcf of natural gas and 82,549 barrels of natural gas liquids in 2000. Actual production volumes attributable to the Hugoton properties was 1,379,517 Mcf of natural gas and 67,928 barrels of natural gas liquids in 2001 as compared with 1,463,373 Mcf of natural gas and 82,530 barrels of natural gas liquids in 2000.

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

        The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty Properties was $4.21 per Mcf and $22.15 per barrel, respectively, in 2001 compared with $2.88 per Mcf and $21.51 per barrel, respectively, in 2000. Net production attributable to the San Juan Basin Royalty was 592,443 Mcf of natural gas and 43,451 barrels of natural gas liquids, oil and condensate in 2001 as compared to 677,569 Mcf of natural gas and 44,521 barrels of natural gas liquids, oil and condensate in 2000. Actual production volumes attributable to the San Juan Basin properties was 1,311,686 Mcf of natural gas and 56,870 barrels of natural gas liquids in 2001 as compared with 1,537,225 Mcf of natural gas and 54,919 barrels of natural gas liquids, oil and condensate in 2000.

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)

	Hugoton		San Juan Basin		Total
	Natural Gas	Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)

Year ended December 31, 2002:
The Trust's proportionate share of—
Gross proceeds	$3,202,189	$877,745	$3,510,634	$1,050,782	$6,712,823	$1,928,527
Less the Trust's proportionate share of—
Capital costs recovered(1)	(14,661)	—	(683,455)	—	(698,116)	—
Operating costs	(1,051,140)	—	(1,730,011)	(298,993)	(2,781,151)	(298,993)
Interest on cost carryforward	—	—	(21,975)	—	(21,975)	—

Royalty income	$2,136,388	$877,745	$1,075,193	$751,789	$3,211,581	$1,629,534

Average sales price	$2.68	$14.25	$2.54	$16.26	$2.63	$15.11

	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Net production volumes attributable to the Royalty paid	797,160	61,596	423,304	46,235	1,220,464	107,831

Year ended December 31, 2001:
The Trust's proportionate share of—
Gross proceeds	$6,644,453	$1,488,517	$5,804,245	$1,259,488	$12,448,698	$2,748,005
Less the Trust's proportionate share of—
Capital costs recovered(1)	(68,052)	—	(1,305,601)	—	(1,373,653)	—
Operating costs	(1,028,567)	(1,985)	(1,982,194)	(297,053)	(3,010,761)	(299,038)
Interest on cost carryforward	—	—	(22,263)	—	(22,263)	—

Royalty income	$5,547,834	$1,486,532	$2,494,187	$962,435	$8,042,021	$2,448,967

Average sales price	$4.82	$21.91	$4.21	$22.15	$4.59	$22.00

Net production volumes attributable to the Royalty paid	(Mcf) 1,151,003	(Bbls) 67,847	(Mcf) 592,443	(Bbls) 43,451	(Mcf) 1,743,446	(Bbls) 111,298

Year ended December 31, 2000:
The Trust's proportionate share of—
Gross proceeds	$4,430,755	$1,588,234	$4,412,109	$1,181,184	$8,842,864	$2,769,418
Less the Trust's proportionate share of—
Capital costs recovered(1)	(127,513)	—	(826,428)	—	(953,941)	—
Operating costs	(840,404)		(1,600,283)	(223,545)	(2,440,687)	(223,545)
Interest on cost carryforward	—	—	(34,000)	—	(34,000)	—

Royalty income	$3,462,838	$1,588,234	$1,951,398	$957,639	$5,414,236	$2,545,873

Average sales price	$3.03	$19.24	$2.88	$21.51	$2.97	$20.04

Net production volumes attributable to the Royalty paid	(Mcf) 1,142,851	(Bbls) 82,549	(Mcf) 677,569	(Bbls) 44,521	(Mcf) 1,820,420	(Bbls) 127,070

        For a discussion of the method used to compute the net production volumes in the table above, see Note 3 in the Notes to Financial Statements.

(1)
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $303,581, $255,551 and $390,457 at December 31, 2002, 2001 and 2000, respectively, and relates solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties—San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2)
Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and Conoco, respectively.

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2002	2001	2000
Royalty income	$4,841,115	$10,490,988	$7,960,109
Interest income	10,737	103,129	97,383
General and administrative expenses	(37,651)	(27,366)	(27,044)

Distributable income	$4,814,201	$10,566,751	$8,030,448

Distributable income per unit	$2.5833	$5.6701	$4.3091

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2002	2001
ASSETS
Cash and short-term investments	$1,351,189	$1,167,273
Interest receivable	3,000	4,475
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(32,420,602)	(31,632,768)

Total assets	$11,431,621	$12,037,014

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,354,189	$1,171,748
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	10,077,432	10,865,266

Total liabilities and trust corpus	$11,431,621	$12,037,014

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2002	2001	2000
Trust corpus, beginning of year	$10,865,266	$11,861,903	$12,673,262
Distributable income	4,814,201	10,566,751	8,030,448
Distributions to unitholders	(4,814,201)	(10,566,751)	(8,030,448)
Amortization of net overriding royalty interests	(787,834)	(996,637)	(811,359)

Trust corpus, end of year	$10,077,432	$10,865,266	$11,861,903

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

        This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

(6) PNR Legal Proceedings

        PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District court of Stevens County, Kansas by two classes of royalty owners (one for each of PNR's gathering systems connected to PNR's Satanta gas plant). The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims. The lawsuit now has two material claims: (1) that the plaintiffs were improperly charged for a proportionate share of compression expenses incurred by PNR downstream of its wells and upstream of its Satanta gas plant and (2) that plaintiffs are entitled to 100% of the value of the helium extracted at PNR's Satanta gas plant. If the plaintiffs were to prevail on the above claims in their entirety, within what the court has ruled to be the applicable limitations period, PNR believes it is possible that PNR's liability could reach $30 million, plus prejudgment interest and attorneys' fees. The Trust's share of this amount would be approximately $1.5 million, plus prejudgment interest and attorneys' fees.

        PNR believes the compression expenses charged to the plaintiffs represent the plaintiffs' pro-rata share of post-production expenses incurred to add value to gas which was marketable at the well and, therefore, were expenses properly charged to plaintiffs under Kansas law. PNR has also vigorously defended against the plaintiffs' claims to 100% of the value of the helium extracted and believes that it has properly accounted to the plaintiffs for its helium production.

        The case was tried to the Court without a jury in December 2001. No judgment or findings have been entered. Arguments for judgment were presented in the second quarter of 2002. Judgment could be entered at any time. However, it is anticipated that the losing side, whichever that might be, would appeal.

        Entry of a final judgment adverse to PNR would reduce any amounts available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts.

(7) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2002, 2001 and 2000 are based on reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES

(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 1999	1,972,212	32,612,567
Revisions to previous estimates	510,768	10,066,484
Production	(127,070)	(1,820,420)

December 31, 2000	2,355,910	40,858,631
Revisions to previous estimates	(597,032)	(11,269,142)
Production	(111,298)	(1,752,012)

December 31, 2001	1,647,580	27,837,477
Revisions to previous estimates	299,279	4,306,509
Production	(107,382)	(1,220,464)

December 31, 2002	1,839,477	30,923,522
Proved Developed Reserves:
December 31, 1999	1,916,212	31,833,567

December 31, 2000	2,285,910	39,850,631

December 31, 2001	1,609,580	13,703,038

December 31, 2002	1,789,477	30,164,322

•
The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 2002, 79,000 Bbls; 2001, 56,000 Bbls, and 2000, 90,000 Bbls.

•
The Hugoton Royalty represents 38%, 43% and 42% of the estimated proved oil, condensate and natural gas liquids reserves and 44%, 49% and 47% of the estimated proved natural gas reserves as of December 31 of 2002, 2001 and 2000, respectively.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2002	2001
	(In thousands)
The Trust's proportionate share of future gross proceeds	$249,610	$141,424
Less the Trust's proportionate share of—
Future operating costs	(76,163)	(56,372)
Future capital costs	(2,389)	(2,561)

Future royalty income	171,058	82,491
Discount at 10% per annum	(97,273)	(47,116)

Standardized measure of future royalty income from proved oil and gas reserves	$73,785	$35,375

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2002	2001	2000
	(In thousands)
Standardized measure at beginning of year	$35,375	$176,751	$46,695

Revisions of previous estimates	9,320	(21,569)	27,654
Net changes in price and production costs	30,394	(126,991)	105,692
Royalty income	(4,841)	(10,491)	(7,960)
Accretion of discount	3,537	17,675	4,670

Net changes in standardized measure	38,410	(141,376)	130,056

Standardized measure at end of year	$73,785	$35,375	$176,751

•
The Hugoton Royalty represents approximately 47% and 55% of the standardized measure of future royalty income for 2002 and 2001, respectively.

•
Standardized measure at December 31, 2002 was calculated using natural gas prices of $4.73 per Mcf for Hugoton properties and $3.99 per Mcf for San Juan properties.

(8) Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2002:
Royalty income	$903,004	$1,091,185	$1,488,156	$1,358,770
Distributable income	$892,930	$1,081,100	$1,485,982	$1,354,189
Distributable income per unit	$0.4791	$0.5801	$0.7974	$0.7267
2001:
Royalty income	$3,830,016	$3,527,218	$1,960,706	$1,173,048
Distributable income	$3,868,205	$3,547,180	$1,979,618	$1,171,748
Distributable income per unit	$2.0757	$1.9034	$1.0623	$0.6287

INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank (Trustee)
and the Unitholders of the Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Mesa Royalty Trust were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2002, and its distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 3.

                                    KPMG LLP

Houston, Texas
March 27, 2003

  1.
  This report is a copy of a previously issued report (See page 34 of the Trust's Annual Report for December 31, 2001 on Form 10-K)

  2.
  The predecessor auditor has not reissued this report.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following information has been taken from filings with the Securities and Exchange Commission on Schedules 13D and 13G and Form 4.

Title of Class of Voting Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Units of Beneficial Interest	Alpine Capital, L.P. 201 Main Street, Suite 3100 Fort Worth, Texas 76102	701,816	(2)	37.7%
Units of Beneficial Interest	Beck, Mack & Oliver LLC 330 Madison Avenue New York, NY 10017	327,857	(3)	17.58%

(1)
Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.
(2)
Information obtained from Schedule 13D Amendment No. 21 filed February 18, 2003 of Alpine Capital, L.P. ("Alpine"), Robert W. Bruce III, Algenpar, Inc. and J. Taylor Crandall and from Form 4's filed by Alpine, Mr. Bruce, Algenpar, Inc. and Mr. Crandall on February 13 and 14, 2003. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Mr. Bruce, by virtue of his position as a general partner of Alpine may be deemed to be a beneficial owner of the 701,816 units owned by Alpine with shared voting and dispositive power with respect to all of such units. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, may also be deemed to be a beneficial owner of the 701,816 units owned by Alpine with shared voting and dispositive power with respect to all of such units.
(3)
Information obtained from Schedule 13G filed January 23, 2003 of Beck, Mack & Oliver LLC ("BMO"). BMO has shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.
(b)
Security Ownership of Management.

    Not applicable.

  (c)
  Changes in Control.    Registrant knows of no arrangements, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions.

        Not applicable.

Item 14.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to JPMorgan Chase Bank, as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Indenture, and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that are not subject to change or modification by the Trustee or its employees. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

  •
  The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as the reserve report that contains projected production, operating expenses and capital expenses, and (iv) information relating to projected production. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust's periodic reports.
  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent auditors with respect to audits of financial data provided by the working interest owners. Other than contracting independent auditors and reviewing information supplied by the working interest owners, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

        The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

        Changes in Internal Controls.    To the knowledge of the Trustee, there have been no significant changes in the Trustee's internal controls or in other factors that could significantly affect the Trustee's internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  (1) Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

Page in this Form 10-K
Statements of Distributable Income	30
Statements of Assets, Liabilities and Trust Corpus	30
Statements of Changes in Trust Corpus	30
Notes to Financial Statements	31
Independent Auditors' Report	38
  (a)
  (2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference JPMorgan Chase Bank is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.)

		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
99.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

        No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ROYALTY TRUST
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

March 27, 2003

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

CERTIFICATION

        I, Mike Ulrich, certify that:

        1. I have reviewed this annual report on Form 10-K of Mesa Royalty Trust, for which JPMorgan Chase Bank acts as Trustee;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

            a)    designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

        6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by the working interest owners.

Date: March 27, 2003	/s/ MIKE ULRICH Mike Ulrich, Vice President and Trust Officer JPMorgan Chase Bank

EXHIBIT INDEX

EXHIBIT NUMBER		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
99.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.