Form 10-Q
period 2003-03-31
MESA ROYALTY TRUST/TX
filed 2003-05-13
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 1-7884

MESA ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation or Organization)	74-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

512-479-2562
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

        As of May 12, 2003—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Royalty income	$2,074,269	$903,004
Interest income	2,889	1,723
General and administrative expense	(10,230)	(11,797)

Distributable income	$2,066,928	$892,930

Distributable income per unit	$1.1091	$0.4791

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and short-term investments	$2,064,039	$1,351,189
Interest receivable	2,889	3,000
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(32,600,253)	(32,420,602)

Total assets	$11,964,709	$11,431,621

LIABILITIES AND TRUST CORPUS
Distributions payable	$2,066,928	$1,354,189
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	9,897,781	10,077,432

Total liabilities and trust corpus	$11,964,709	$11,431,621

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Trust corpus, beginning of period	$10,077,432	$10,865,266
Distributable income	2,066,928	892,930
Distributions to unitholders	(2,066,928)	(892,930)
Amortization of net overriding royalty interest	(179,651)	(250,115)

Trust corpus, end of period	$9,897,781	$10,615,151

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—TRUST ORGANIZATION

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP"), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips (successor by merger to Conoco, Inc.). ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2—BASIS OF PRESENTATION

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("Trustee") in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2002 Annual Report on Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 7 to the financial statements in the Trust's Form 10-K. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

	Three Months Ended March 31,
	2003		2002
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$2,283,955	$581,777	$1,640,115	$451,499
Less the Trust's proportionate share of:
Capital costs recovered(2)	(3,025)	—	(392,209)	—
Operating costs	(706,718)	(75,878)	(723,248)	(68,253)
Interest on cost carryforward	(5,842)	—	(4,900)	—

Royalty income	$1,568,370	$505,899	$519,758	$383,246

Average sales price	$3.84	$20.34	$2.36	$13.54

Net production volumes attributable to the Royalty(3)	408,418	24,875	220,409	28,300

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $344,461 and $277,814 at March 31, 2003 and March 31, 2002, respectively, and relates solely to the San Juan Basin Colorado properties.

(3)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2003 and 2002

        The distributable income of the Trust for each period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2003 was $2,066,928, representing $1.1091 per unit, compared to $892,930, representing $.4791 per unit, for the first quarter ended March 31, 2002. Based on 1,863,590 units outstanding for the quarters ended March 31, 2003 and 2002, respectively, the per unit distributions were as follows:

	2003	2002
January	$.3391	$.0842
February	.3476	.1940
March	.4224	.2009

	$1.1091	$.4791

Hugoton Field

        Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 58% of the Royalty income of the Trust during the first quarter of 2003.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Tenaska, Greely Gas, Oneok Gas Marketing, Inc., Amoco and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2003 compared to the first quarter of 2002.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis being effective June 1, 2001. PNR has extended the contract to June 1, 2003. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's

Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service ("Oneok").

        Royalty income attributable to the Hugoton Royalty increased to $1,207,395 in the first quarter of 2003, from $656,107 in the first quarter of 2002 primarily due to higher prices received for production of natural gas and natural gas liquids from the Hugoton Royalty Properties. The average price received in the first quarter of 2003 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.82 per Mcf and $19.31 per barrel, respectively, compared to $2.33 per Mcf and $13.69 per barrel, respectively, in the first quarter of 2002. Net production attributable to the Hugoton Royalty increased to 244,183 Mcf of natural gas and 14,222 barrels of natural gas liquids in the first quarter of 2003 from 181,634 Mcf of natural gas and 17,013 barrels of natural gas liquids in the first quarter of 2002 which is primarily due to higher prices. Actual production volumes attributable to the Hugoton properties decreased to 284,629 Mcf of natural gas and 14,222 barrels of natural gas liquids in the first quarter of 2003 as compared to 344,156 Mcf of natural gas and 17,013 barrels of natural gas liquids for the same period in 2002 as a result of natural production decline.

        Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2003 through September 30, 2003, at 126.4 Bcf of gas, compared with 141 Bcf of gas during the same period last year.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $866,874 during the first quarter of 2003 as compared with royalty income of $246,897 in the first quarter of 2002. The decrease in Royalty income was due primarily to increased natural gas and natural gas liquids prices in the first quarter of 2003. No royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in either of the first quarters of 2003 or 2002, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 164,235 Mcf of natural gas and 10,653 barrels of natural gas liquids in the first quarter of 2003, compared to 38,775 Mcf of natural gas and 11,287 barrels of natural gas liquids in the first quarter of 2002. The average price received in the first quarter of 2003 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $3.87 per Mcf and $21.71 per barrel, respectively, compared to $2.49 per Mcf and $13.32 per barrel during the same period in 2002. Actual production volumes attributable to the San Juan Basin properties decreased to 293,165 Mcf of natural gas and 14,151 barrels of natural gas liquids in the first quarter of 2003 as compared to 344,156 Mcf of natural gas and 16,414 barrels of natural gas liquids for the same period in 2002 as a result of natural production decline.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 58% of the Trust's estimated reserves as of December 31, 2002. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

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

				SEC File or Registration Number	Exhibit Number
4	(a)	*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4	(b)	*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4	(c)	*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4	(d)	*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4	(e)	*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
99.1			Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on April 24, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ROYALTY TRUST
By:	JPMORGAN CHASE BANK, as Trustee
By:	Mike Ulrich Vice President

        Date: May 12, 2003

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

Date: May 12, 2003	/s/ MIKE ULRICH Mike Ulrich Vice President and Trust Officer JPMorgan Chase Bank

QuickLinks

PART I—FINANCIAL INFORMATION
MESA ROYALTY TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA ROYALTY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATION