Form 10-K
period 2003-12-31
MESA ROYALTY TRUST/TX
filed 2004-03-12
CIK 313364

Use these links to rapidly review the document
TABLE OF CONTENTS
Financial Statements Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 1-7884

Mesa Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's telephone number, including area code: 800-852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Units of Beneficial Interest	New York Stock Exchange

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

        The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2003, of $52.35 was approximately $97,559,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 12, 2004, 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

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

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

        The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank (the "Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is 1-800-852-1422. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc. ("ConocoPhillips"). ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Production Company ("BP Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by BP Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the New Mexico San Juan Basin Royalty Properties and BP Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

        The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $9,299,034 and $4,841,115 for the years 2003 and 2002, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 12, 2004.

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

Liability of Unitholders

        In regards to the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust, (2) the assets of the Trust were insufficient to discharge such liability and (3) the assets of the Trustee were insufficient to discharge such liability. Although each unitholder should weigh this potential exposure in deciding whether to retain or transfer his units, the Trustee is of the opinion that because of the passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee, the imposition of any liability on a unitholder is extremely unlikely.

Federal Income Tax Matters

        This section is a summary of federal income tax matters of general application which addresses the material tax consequences of the ownership and sale of the units. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every unitholder. Each unitholder should consult its own tax advisor with respect to its particular circumstances.

        This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the Code), existing and proposed regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (IRS). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

  Classification of the Trust

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

  Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a rate of 28% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred with respect to the property and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

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

        Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder should consult with his own tax adviser as to the advisability of its ownership of units.

  Tax-Exempt Organizations

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2003

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	466	465.5
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	1,237	466

Total	140,370	130,741	1,703	931.5

(1)
The Trust does not have a working interest in the producing acres and producing gas wells. The gross and net amounts in the table above represent gross and net amounts attributable to the working interest owners and are the basis for the Gross Proceeds amounts discussed under "Description of the Trust".

Hugoton

        The principal property interest conveyed to the Trust accounts for approximately 36% of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

San Juan Basin

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 64% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to ConocoPhillips on April 30, 1991.

ConocoPhillips subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco. See "—Description of the Trust" under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves.

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2003, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled in the unit, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Reserves

        A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 2003 has been made by PNR. The following letter relating to the "Reserves and Revenue as of December 31, 2003 From Certain Properties Owned by Mesa Royalty Trust" (the "Hugoton Reserve Report") summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust's interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

        A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 2003 has been made by ConocoPhillips, the working interest owner of such properties. The ConocoPhillips Reserve Report (together with the PNR Reserve Report, the "Reserve Reports") beginning on page 11 regarding such properties reflects estimated reserve quantities.

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

5205 N. O'CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

Monday, March 08, 2004

MESA Royalty Trust
JP Morgan Chase (as Trustee)
700 Lavaca Street, 5th Floor
Austin, TX 78701-3102

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2003 of the extent and value of the proved natural gas liquids, natural gas and helium reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a 10.29282% (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 2003. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

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

Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any. In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282% (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 2003, was zero and no deficit is estimated for the life of the properties.

MESA Royalty Trust
March 8, 2004

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

The development status shown herein represents the status applicable on December 31, 2003. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 2003 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 2003 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 2003. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 2003.

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
March 8, 2004

Helium reserves were classified using the same standards as those described in the foregoing definitions of petroleum reserves. Since it is mixed in and produced with the natural gas reserves, the term gas as used herein applies to both gases, where appropriate, and the term natural gas is used to refer to hydrocarbon gas.

Estimates of the net proved reserves attributable to the Trust, as of December 31, 2003, are as follows:

TOTAL PROVED RESERVES:
Natural Gas (Mcf)	13,096,583
Helium (Mcf)	37,344
Natural Gas Liquids (bbl)	595,378
PROVED DEVELOPED RESERVES
Natural Gas (Mcf)	13,096,583
Helium (Mcf)	37,344
Natural Gas Liquids (bbl)	595,378

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

  •
  Operating and Capital Costs—Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 2003 values and were not adjusted for inflation.

MESA Royalty Trust
March 8, 2004

The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.

TRUST INTEREST:

Future Net Revenue ($)[1]	127,008,680
Future Lease Operating Expenses ($)	18,093,648
Future Net Production Taxes ($)	2,822,877
Future Net Ad Valorem Taxes ($)	5,179,066
Future Net Overhead Expense ($)	11,453,719
Future Capital Expenditures ($)	0
Future Net Cashflow ($) 89,459,368
Present Worth at 10 Percent ($)[1]	38,752,901

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

Submitted,

Paul McDonald
Vice President Domestic Reservoir Engineering

CONOCOPHILLIPS INC.
LETTER REPORT
dated
MARCH 5, 2004
on
RESERVES and REVENUE
as of
DECEMBER 31, 2003
from
CERTAIN PROPERTIES
owned by
MESA ROYALTY TRUST

Randall L. Darr Manager, Reserves Reservoir Technology Center Upstream Technology	P.O. Box 2197 Houston, Texas 77252 (281) 293-1404

March 5, 2004

Mesa Royalty Trust
JPMorgan Chase Bank
700 Lavaca, 2nd Floor
Austin, TX 78701-3102

Re:
Mesa Royalty Trust Reserves as of December 31, 2003
San Juan Basin Properties, New Mexico

Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 2003 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as "MRT". The MRT interest appraised consists of a 10.29282 percent net royalty interest in certain San Juan Basin properties administered by ConocoPhillips.

Reserves in this report are expressed as ConocoPhillips net reserves and MRT net reserves. ConocoPhillips net reserves are defined as ConocoPhillips' net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 2003. MRT net reserves are defined as that portion of the ConocoPhillips net reserves attributable to the interest owned by MRT.

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

2003 Mesa Royalty Trust Reserves
March 5, 2004

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those that require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 2003 are tabulated below. The MRT net reserves and production reported for the previous year are included for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin Developed + Undeveloped
	12/31/02	12/31/03	12/31/02	12/31/03	12/31/02	12/31/03
Natural Gas, MMscf	16,416	17,810	906	498	17,322	18,307
Condensate, Mbbl	79	80	0	0	79	80
Natural Gas Liquids, Mbbl	1,056	1,865	0	0	1,056	1,865
	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin Developed Only
	12/31/02	12/31/03	12/31/02	12/31/03	12/31/02	12/31/03
Natural Gas, MMscf	15,657	17,323	906	498	16,563	17,820
Condensate, Mbbl	78	79	0	0	78	79
Natural Gas Liquids, Mbbl	1,007	1,813	0	0	1,007	1,813

Both MRT Proved Developed and Proved Undeveloped reserves increased in 2003 due to improvements in product price. Many of the Proved Undeveloped Reserves will be accessed in future years through an active development and re-completion program. The reserves values reflect natural gas shrinkage of 13.237 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

Product prices and operating costs used for yearend 2003 are shown in the table below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties. The December 2003 product prices are higher than the December 2002 product prices.

Product Prices	December 2002	December 2003
Conventional Nat. Gas, $/Mscf	3.99	4.69
Coal Natural Gas, $/Mscf	3.95	4.64
Condensate, $/Bbl	27.50	28.01
Natural Gas Liquids, $/Bbl	18.50	21.65

2003 Mesa Royalty Trust Reserves
March 5, 2004

Revenue and cash flow values in this report are based on product prices for the San Juan Basin effective on December 31, 2003. The gas price excludes a transportation expense of $0.54 per Mcf for conventional gas and $0.74 per Mcf for Fruitland Coal gas. The price also excludes combined production and ad valorem tax rates of 9.8 percent and 8.1 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 2002 rates of 10.4 percent for conventional gas and 8.9 percent for Fruitland Coal. The taxes and transportation expenses are also excluded from the annual per completion operating costs tabulated below.

	Net Active Completions		Operating Costs ($/compl/year)
Operating Costs
	12/31/02	12/31/03	12/31/02	12/31/03
Conventional Gas	498	712	13,800	17,936
Fruitland Coal Gas	34	120	69,100	67,743

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to ConocoPhillips' net reserves as of December 31, 2003 is shown in the table below. The 2002 numbers are included for comparison. All costs are yearend 2003 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
ConocoPhillips Net Interest San Juan Basin
	12/31/02	12/31/03	12/31/02	12/31/03	12/31/02	12/31/03
Future Revenue, M$	1,307,807	1,715,605	74,209	65,797	1,382,016	1,781,402
Production & Ad Valorem Taxes, M$	136,533	167,555	6,578	5,349	143,111	172,904
Operating & Transportation Costs, M$	301,948	300,077	32,023	28,477	333,971	328,554
Abandonment Costs, M$	2,649	4,157	169	334	2,818	4,491
Capital Costs, M$	19,498	18,323	689	9,197	20,187	27,520
Future BFIT Cash Flow, M$	847,179	1,225,493	34,750	22,440	881,929	1,247,933
Deficit Balance, M$	0	0	0	0	0	0
Future BFIT Cash Flow Subject to MRT Interest, M$	847,179	1,225,493	34,750	22,440	881,929	1,247,933
Present Worth @ 10%, M$	354,572	503,209	22,962	11,806	377,534	515,015

ConocoPhillips' future revenues, BFIT cash flows, and present worth are higher in 2003 due to the increased product prices.

Capital costs are associated with projects required to maintain existing production of developed reserves and to produce undeveloped proved reserves. The relatively unchanged capital costs for the conventional reservoir reflect a consistent inventory of proved undeveloped reserves and the increased capital costs for the Fruitland coal reservoir reflects an increase in focus to drill 160-acre Fruitland coal infill wells.

2003 Mesa Royalty Trust Reserves
March 5, 2004

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 2003 is tabulated below, along with what was reported last year for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Interest (10.29282%) San Juan Basin
	12/31/02	12/31/03	12/31/02	12/31/03	12/31/02	12/31/03
Future BFIT Cash Flow, M$	87,199	126,138	3,577	2,310	90,776	128,448
Present Worth @ 10%, M$	36,495	51,794	2,363	1,215	38,858	53,009

        Compared to last year, future BFIT cash flow and present worth are higher for the conventional gas and the Fruitland Coal gas due to an increase in product prices.

        The information relating to estimated proved reserves (natural gas, condensate, and natural gas liquids), estimated future revenue from proved reserves, and present worth of cash flow contained in this report has been prepared in accordance with regulations of the Financial Accounting Standards Board and Securities and Exchange Commission.

Sincerely,

Randall Darr

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The preceding reserve data in the Reserve Reports represent estimates only and should not be construed as being exact. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of PNR and ConocoPhillips. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

        Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $5.69 per Mcf for Hugoton properties and $4.69 per Mcf for San Juan Basin properties as of December 31, 2003) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 2003 was $4.72 per Mcf, representing a combination of contract prices and spot market prices.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 57% of the Royalty income of the Trust during 2003.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2003, these purchasers included Tenaska, Greely Gas, Oneok Gas Marketing, Inc., and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher in the year-ended December 31, 2003 as compared to the year-ended December 31, 2002.

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

        Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 2003 through March 31, 2004, was 119.1 billion cubic feet of gas, compared with 134.7 billion cubic feet of gas during the same period last year.

San Juan Basin

        Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 43% of the Royalty income of the Trust during 2003. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2000 and in early 2001, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. Average annual wellhead prices generally increased from $1.55 per Mcf in 1995 to $2.32 per Mcf in 1997, decreased to $1.96 per Mcf in 1998, increased to $3.69 per Mcf in 2000, increased to $4.02 per Mcf in 2001, decreased to $2.95 per Mcf in 2002, then increased to $5.09 per Mcf in 2003 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

Competition

        The production and sale of gas in the Hugoton field and San Juan Basin areas is highly competitive, and the working interest owners' competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin areas. The working interest owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. PNR has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plant. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a small number of distribution companies.

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

        The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

    •
    political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

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

Item 3.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. However, PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR's gathering systems connected to PNR's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the PNR's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the PNR's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $65.0 million, plus prejudgment interest. PNR has advised that the Trust's share of this amount could exceed $3.0 million. However, PNR believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

        PNR does not believe the costs it has deducted are a "cost of production". The costs being deducted are post-production costs incurred to transport the gas to PNR's Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties' agreements.

        PNR has also vigorously defended against plaintiffs' claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

        The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. PNR strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions.

        Entry of a final judgment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Unitholder Matters.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2003, were as follows:

	2003			2002
Quarter
	High	Low	Distribution	High	Low	Distribution
First	$49.50	$41.10	$1.1091	$39.13	$36.01	$0.4791
Second	$54.70	$43.85	$1.4726	$39.93	$37.26	$0.5801
Third	$53.00	$49.75	$1.2291	$39.98	$32.74	$0.7974
Fourth	$57.25	$50.80	$1.1612	$42.41	$39.26	$0.7267

        At March 8, 2004, the 1,863,590 units outstanding were held by 1,169 unitholders of record.

Item 6.    Selected Financial Data.

	2003	2002	2001	2000	1999
Royalty income	$9,299,034	$4,841,115	$10,490,988	$7,960,109	$5,475,497
Distributable income	$9,265,740	$4,814,201	$10,566,751	$8,030,448	$5,504,362
Distributable income per unit	$4.9720	$2.5833	$5.6701	$4.3091	$2.9536
Total assets at year end	$11,711,640	$11,431,621	$12,037,014	$14,545,212	$14,358,414

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

Financial Review

  Years 2003 and 2002

	Years Ended December 31,
	2003	2002
Royalty income	$9,299,034	$4,841,115
Interest income	13,831	10,737
General and administrative expenses	(47,125)	(37,651)

Distributable income	$9,265,740	$4,814,201

Distributable income per unit	$4.9720	$2.5833

        The Trust's Royalty income was $9,299,034 in 2003, an increase of approximately 92% as compared to $4,841,115 in 2002, primarily as a result of higher natural gas and natural gas liquid prices in 2003.

        Royalty income from the Hugoton Royalty Properties was $5,277,509 in 2003, an increase of approximately 75%, as compared to $3,014,133 in 2002, primarily as a result of higher natural gas and natural gas liquid prices in 2003.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $5.04 per Mcf and $21.73 per barrel, respectively, in 2003 as compared to $2.68 per Mcf and $14.25 per barrel, respectively, in 2002. Net production attributable to the Hugoton Royalty was 815,517 Mcf of natural gas and 53,718 barrels of natural gas liquids in 2003 as compared with 797,160 Mcf of natural gas and 61,596 barrels of natural gas liquids in 2002. Actual production volumes attributable to the Hugoton properties was 1,046,651 Mcf of natural gas and 53,721 barrels of natural gas liquids in 2003 as compared with 1,196,484 Mcf of natural gas and 61,593 barrels of natural gas liquids in 2002.

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $4,021,525 in 2003 as compared to $1,826,982 in 2002, an increase of 120%. The increase in Royalty income was due to increased natural gas and natural gas liquids prices in 2003 and lower capital expenditures in 2003 when compared to 2002. No Royalty income was received from the San Juan Basin Royalty Properties located in the state of Colorado in 2003 or 2002, as costs associated with the Fruitland Coal drilling program on Royalty Properties in that state have not been fully recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

        The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties was $4.34 per Mcf and $22.07 per barrel, respectively, in 2003 compared with $2.54 per Mcf and $16.26 per barrel, respectively, in 2002. Net production attributable to the San Juan Basin Royalty was 705,765 Mcf of natural gas and 43,430 barrels of natural gas liquids, oil and condensate in 2003 as compared to 423,304 Mcf of natural gas and 46,235 barrels of natural gas liquids, oil and condensate in 2002. Actual production volumes attributable to the San Juan Basin properties was 1,142,236 Mcf of natural gas and 57,522 barrels of natural gas liquids, oil and condensate in 2003 as compared with 1,326,650 Mcf of natural gas and 64,615 barrels of natural gas liquids, oil and condensate in 2002.

  Years 2002 and 2001

	Years Ended December 31,
	2002	2001
Royalty income	$4,841,115	$10,490,988
Interest income	10,737	103,129
General and administrative expenses	(37,651)	(27,366)

Distributable income	$4,814,201	$10,566,751

Distributable income per unit	$2.5833	$5.6701

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

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)

	Hugoton		San Juan Basin		Total
	Natural Gas	Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)
Year ended December 31, 2003:
The Trust's proportionate share of—
Gross proceeds	$5,347,000	$1,167,303	$5,270,667	$1,269,454	$10,617,667	$2,436,757
Less the Trust's proportionate share of—
Capital costs recovered(1)	(156,881)	—	(255,722)	—	(412,603)	—
Operating costs	(1,079,913)	—	(1,929,233)	(310,950)	(3,009,146)	(310,950)
Interest on cost carryforward	—	—	(22,691)	—	(22,691)	—

Royalty income	$4,110,206	$1,167,303	$3,063,021	$958,504	$7,173,227	$2,125,807

Average sales price	$5.04	$21.73	$4.34	$22.07	$4.72	$21.88

	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid	815,517	53,718	705,765	43,430	1,521,282	97,149

Year ended December 31, 2002:
The Trust's proportionate share of—
Gross proceeds	$3,202,189	$877,745	$3,510,634	$1,050,782	$6,712,823	$1,928,527
Less the Trust's proportionate share of—
Capital costs recovered(1)	(14,661)	—	(683,455)	—	(698,116)	—
Operating costs	(1,051,140)	—	(1,730,011)	(298,993)	(2,781,151)	(298,993)
Interest on cost carryforward	—	—	(21,975)	—	(21,975)	—

Royalty income	$2,136,388	$877,745	$1,075,193	$751,789	$3,211,581	$1,629,534

Average sales price	$2.68	$14.25	$2.54	$16.26	$2.63	$15.11

Net production volumes attributable to the Royalty paid	(Mcf) 797,160	(Bbls) 61,596	(Mcf) 423,304	(Bbls) 46,235	(Mcf) 1,220,464	(Bbls) 107,831

Year ended December 31, 2001:
The Trust's proportionate share of—
Gross proceeds	$6,644,453	$1,488,517	$5,804,245	$1,259,488	$12,448,698	$2,748,005
Less the Trust's proportionate share of—
Capital costs recovered(1)	(68,052)	—	(1,305,601)	—	(1,373,653)	—
Operating costs	(1,028,567)	(1,985)	(1,982,194)	(297,053)	(3,010,761)	(299,038)
Interest on cost carryforward	—	—	(22,263)	—	(22,263)	—

Royalty income	$5,547,834	$1,486,532	$2,494,187	$962,435	$8,042,021	$2,448,967

Average sales price	$4.82	$21.91	$4.21	$22.15	$4.59	$22.00

Net production volumes attributable to the Royalty paid	(Mcf) 1,151,003	(Bbls) 67,847	(Mcf) 592,443	(Bbls) 43,451	(Mcf) 1,743,446	(Bbls) 111,298

        For a discussion of the method used to compute the net production volumes in the table above, see Note 3 in the Notes to Financial Statements.

(1)
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $256,361, $303,581, and $255,551 at December 31, 2003, 2002 and 2001, respectively, and relates solely to the San Juan Basin Colorado properties. See "Description of Royalty Properties—San Juan Basin Fruitland Coal Drilling" for additional information regarding the Fruitland Coal drilling program.

(2)
Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2003	2002	2001
Royalty income	$9,299,034	$4,841,115	$10,490,988
Interest income	13,831	10,737	103,129
General and administrative expenses	(47,125)	(37,651)	(27,366)

Distributable income	$9,265,740	$4,814,201	$10,566,751

Distributable income per unit	$4.9720	$2.5833	$5.6701

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2003	2002
ASSETS
Cash and short-term investments	$2,161,640	$1,351,189
Interest receivable	2,308	3,000
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(32,950,342)	(32,420,602)

Total assets	$11,711,640	$11,431,621

LIABILITIES AND TRUST CORPUS
Distributions payable	$2,163,948	$1,354,189
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	9,547,692	10,077,432

Total liabilities and trust corpus	$11,711,640	$11,431,621

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2003	2002	2001
Trust corpus, beginning of year	$10,077,432	$10,865,266	$11,861,903
Distributable income	9,265,740	4,814,201	10,566,751
Distributions to unitholders	(9,265,740)	(4,814,201)	(10,566,751)
Amortization of net overriding royalty interests	(529,740)	(787,834)	(996,637)

Trust corpus, end of year	$9,547,692	$10,077,432	$10,865,266

The accompanying notes are an integral part of these financial statements.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

(1) Trust Organization and Provisions

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc., conveyed to the Trust a 90% net overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Production Company ("BP Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by BP Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    PNR, ConocoPhillips, and BP Amoco (collectively the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

(6) PNR Legal Proceedings

        PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR's gathering systems connected to PNR's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the PNR's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the PNR's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $65.0 million, plus prejudgment interest. PNR has advised that the Trust's share of this amount could exceed $3.0 million. However, PNR believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

        PNR does not believe the costs it has deducted are a "cost of production". The costs being deducted are post-production costs incurred to transport the gas to PNR's Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties' agreements.

        PNR has also vigorously defended against plaintiffs' claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

        The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. PNR strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions.

        Entry of a final judgment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts.

(7) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2003, 2002 and 2001 are based on reports prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the

Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        Estimates of proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty Properties are based on a reserve report prepared by ConocoPhillips. These estimates were prepared in accordance with SEC regulations and on a basis generally consistent with those used to derive the oil and gas reserves attributable to the Hugoton Royalty Properties.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES

(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2000	2,355,910	40,858,631
Revisions to previous estimates	(597,032)	(11,269,142)
Production	(111,298)	(1,752,012)

December 31, 2001	1,647,580	27,837,477
Revisions to previous estimates	299,279	4,306,509
Production	(107,382)	(1,220,464)

December 31, 2002	1,839,477	30,923,522
Revisions to previous estimates	798,050	2,038,687
Production	(97,149)	(1,521,282)

December 31, 2003	2,540,378	31,440,927
Proved Developed Reserves:
December 31, 2000	2,285,910	39,850,631

December 31, 2001	1,609,580	13,703,038

December 31, 2002	1,789,477	30,164,322

December 31, 2003	2,487,378	30,953,927

•
The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 2003, 80,000 Bbls; 2002, 79,000 Bbls; and 2001, 56,000 Bbls.

•
The Hugoton Royalty represents 23%, 38%, and 43% of the estimated proved oil, condensate and natural gas liquids reserves and 42%, 44%, and 49% of the estimated proved natural gas reserves as of December 31 of 2003, 2002 and 2001, respectively.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2003	2002	2001
	(In thousands)
The Trust's proportionate share of future gross proceeds	$310,365	$249,610	$141,424
Less the Trust's proportionate share of—
Future operating costs	(89,163)	(76,163)	(56,372)
Future capital costs	(3,295)	(2,389)	(2,561)

Future royalty income	217,907	171,058	82,491
Discount at 10% per annum	(126,145)	(97,273)	(47,116)

Standardized measure of future royalty income from proved oil and gas reserves	$91,762	$73,785	$35,375

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2003	2002	2001
	(In thousands)
Standardized measure at beginning of year	$73,785	$35,375	$176,751

Revisions of previous estimates	8,871	9,320	(21,569)
Net changes in price and production costs	11,026	30,394	(126,991)
Royalty income	(9,299)	(4,841)	(10,491)
Accretion of discount	7,379	3,537	17,675

Net changes in standardized measure	17,977	38,410	(141,376)

Standardized measure at end of year	$91,762	$73,785	$35,375

•
The Hugoton Royalty represents approximately 42% and 47% of the standardized measure of future royalty income for 2003 and 2002, respectively.

•
Standardized measure at December 31, 2003 was calculated using natural gas prices of $5.69 per Mcf for Hugoton properties and $4.69 per Mcf for San Juan properties.

(8) Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2003:
Royalty income	$2,074,269	$2,751,725	$2,300,957	$2,172,083
Distributable income	$2,066,928	$2,744,271	$2,290,593	$2,163,948
Distributable income per unit	$1.1091	$1.4726	$1.2291	$1.1612
2002:
Royalty income	$903,004	$1,091,185	$1,488,156	$1,358,770
Distributable income	$892,930	$1,081,100	$1,485,982	$1,354,189
Distributable income per unit	$0.4791	$0.5801	$0.7974	$0.7267

INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank (Trustee)
and the Unitholders of the Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2003 and 2002, and the related statements of distributable income and changes in trust corpus for the years then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements of the Mesa Royalty Trust were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Royalty Trust as of December 31, 2003 and 2002 and its distributable income and changes in trust corpus for the years then ended on the basis of accounting described in Note 3.

                                     KPMG LLP

Houston, Texas
March 12, 2004

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

Item 9A.    Controls and Procedures.

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

  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent auditors with respect to their audit of the Trust and review of financial data provided by the working interest owners. Other than contracting independent auditors and reviewing information supplied by the working interest owners, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

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

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. The Trust does not have a board of directors or an audit committee, and therefore it does not have an audit committee financial expert.

Item 11.    Executive Compensation.

        Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following information has been taken from filings with the Securities and Exchange Commission on Schedules 13D and 13G and Form 4.

Title of Class of Voting Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	Alpine Capital, L.P. 201 Main Street, Suite 3100 Fort Worth, Texas 76102	637,116	(2)	34.2%
Units of Beneficial Interest	Beck, Mack & Oliver LLC 330 Madison Avenue New York, NY 10017	329,457	(3)	17.67%

(1)
Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2)
Information obtained from Schedule 13D Amendment No. 24 filed January 29, 2004 of Alpine Capital, L.P. ("Alpine"), Robert W. Bruce III, Algenpar, Inc. and J. Taylor Crandall and from the Form 4 filed by Alpine, Mr. Bruce, Algenpar, Inc. and Mr. Crandall on February 25, 2004. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Mr. Bruce, by virtue of his position as a general partner of Alpine may be deemed to be a beneficial owner of the 637,116 units owned by Alpine with shared voting and dispositive power with respect to all of such units. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, may also be deemed to be a beneficial owner of the 637,116 units owned by Alpine with shared voting and dispositive power with respect to all of such units.

(3)
Information obtained from Schedule 13G filed January 27, 2004 of Beck, Mack & Oliver LLC ("BMO"). BMO has sole voting power over 312,673 of such units and shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

(b)
Security Ownership of Management.

    Not applicable.

  (c)
  Changes in Control.    Registrant knows of no arrangements, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions.

        Not applicable.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2003 and 2002 and fees billed for other services rendered by KPMG LLP.

	2003	2002
Audit fees (1)	$145,200	$143,900
Audit related fees	—	—
Tax fees (2)	43,000	—
All other fees	—	—

Total fees	$188,200	$143,900

1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements and reimbursement for travel related expenses. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders paid in 2003 related to 2002 tax work. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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

Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

        Current Reports on Form 8-K were filed with the Securities and Exchange Commission on October 23, 2003, November 19, 2003, and December 19, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ROYALTY TRUST
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

March 12, 2004

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

EXHIBIT NUMBER		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.