Form 10-Q
period 2004-03-31
MESA ROYALTY TRUST/TX
filed 2004-05-04
CIK 313364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-7884

MESA ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation or Organization)	74-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

1-800-852-1422 / 1-512-479-2562

(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 04, 2004—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Royalty income	$2,162,026	$2,074,269
Interest income	2,198	2,889
General and administrative expense	(10,624)	(10,230)
Distributable income	$2,153,600	$2,066,928
Distributable income per unit	$1.1556	$1.1091

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$2,151,402	$2,161,640
Interest receivable	2,198	2,308
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(33,088,046)	(32,950,342)
Total assets	$11,563,588	$11,711,640
LIABILITIES AND TRUST CORPUS
Distributions payable	$2,153,600	$2,163,948
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	9,409,988	9,547,692
Total liabilities and trust corpus	$11,563,588	$11,711,640

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Trust corpus, beginning of period	$9,547,692	$10,077,432
Distributable income	2,153,600	2,066,928
Distributions to unitholders	(2,153,600)	(2,066,928)
Amortization of net overriding royalty interest	(137,704)	(179,651)
Trust corpus, end of period	$9,409,988	$9,897,781

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—TRUST ORGANIZATION

The Mesa Royalty Trust (the “Trust”) was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the “Royalty”) in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the “Royalty Properties”). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership (“MLP”), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips (successor by merger to Conoco, Inc.). ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company (“Amoco”), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms “working interest owner” and “working interest owners” generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (“Trustee”) in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2003 Annual Report on Form 10-K.

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

The financial statements of the Trust are prepared on the following basis:

(a)          Royalty income recorded for a month is the amount computed and paid by the working interest owners to the Trustee for such month rather than either the value of a portion of the oil and gas produced by the working interest owners for such month or the amount subsequently determined to be the Trust’s proportionate share of the net proceeds for such month;

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

Note 3—PNR Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $67.0 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $3.0 million. However, PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

PNR does not believe the costs it has deducted are a “cost of production”. The costs being deducted are post-production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties’ agreements.

PNR has also vigorously defended against plaintiffs’ claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 7 to the financial statements in the Trust’s Form 10-K. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Form 10-K, including under the section “Business—Principal Trust Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
(Unaudited)

Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Royalty conveyance. The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

	Three Months Ended March 31,
	2004		2003
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$2,343,904	$631,879	$2,283,955	$581,777
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(98,669)	—	(3,025)	—
Operating costs	(638,700)	(72,081)	(706,718)	(75,878)
Interest on cost carryforward	(4,307)	—	(5,842)	—
Royalty income	$1,602,228	$559,798	$1,568,370	$505,899
Average sales price	$4.41	$22.88	$3.84	$20.34
Net production volumes attributable to the Royalty(3)	363,220	24,463	408,418	24,875

(1)          Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)          Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $219,712 and $344,461 at March 31, 2004 and March 31, 2003, respectively, and relates solely to the San Juan Basin Colorado properties.

(3)          Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
Royalty income	$2,162,026	$2,074,269
Interest income	2,198	2,889
General and administrative expense	(10,624)	(10,230)
Distributable income	$2,153,600	$2,066,928
Distributable income per unit	$1.1556	$1.1091

The Trust’s Royalty income was $2,162,026 in the first quarter 2004, an increase of approximately 4% as compared to $2,074,269 in the first quarter 2003, primarily as a result of higher natural gas and natural gas liquid prices in the first quarter 2004 as compared to the first quarter of 2003.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2004 was $2,153,600, representing $1.1556 per unit, compared to $2,066,928, representing $1.1091 per unit, for the first quarter ended March 31, 2003. Based on 1,863,590 units outstanding for the quarters ended March 31, 2004 and 2003, respectively, the per unit distributions were as follows:

	2004	2003
January	$.3928	$.3391
February	.3613	.3476
March	.4015	.4224
	$1.1556	$1.1091

Hugoton Field

Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 53% of the Royalty income of the Trust during the first quarter of 2004.

PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Tenaska, Greely Gas, Oneok Gas Marketing, Inc., and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2004 compared to the first quarter of 2003.

In June 1994, PNR entered into a Gas Transportation Agreement (“Gas Transportation Agreement”) with Western Resources, Inc. (“WRI”) for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis being effective June 1, 2001. PNR has extended the contract to June 1, 2004. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR’s Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service (“Oneok”).

Royalty income attributable to the Hugoton Royalty decreased to $1,154,781 in the first quarter of 2004, from $1,207,395 in the first quarter of 2003 primarily due to declines in natural gas and natural gas liquid production from the Hugoton Royalty Properties. The average price received in the first quarter of 2004 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.43 per Mcf and $21.98 per barrel, respectively, as compared to $3.82 per Mcf and $19.31 per barrel, respectively, in the first quarter of 2003. Net production attributable to the Hugoton Royalty decreased to 192,252 Mcf of natural gas and 13,790 barrels of natural gas liquids in the first quarter of 2004 from 244,183 Mcf of natural gas and 14,222 barrels of natural gas liquids in the first quarter of 2003. Actual production volumes from the Hugoton properties decreased to 242,496 Mcf of natural gas and 13,788 barrels of natural gas liquids in the first quarter of 2004 as compared to 284,629 Mcf of natural gas and 14,222 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the “KCC”) based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2004 through September 30, 2004, at 114.4 Bcf of gas, compared with 126.4 Bcf of gas during the same period last year.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,007,245 during the first quarter of 2004 as compared with Royalty income of $866,874 in the first quarter of 2003. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in the first quarter of 2004 from the San Juan Basin Royalty Properties. No royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in either of the first quarters of 2004 or 2003, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 170,968 Mcf of natural gas and 10,673 barrels of natural gas liquids in the first quarter of 2004, as compared to 164,235 Mcf of natural gas and 10,653 barrels of natural gas liquids in the first quarter of 2003. The average price received in the first quarter of 2004 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $4.39 per Mcf and $24.05 per barrel, respectively, compared to $3.87 per Mcf and $21.71 per barrel during the same period in 2003. Actual production volumes attributable to the San Juan Basin properties decreased to 268,068 Mcf of natural gas and 13,668 barrels of natural gas liquids in the first quarter of 2004 as compared to 293,165 Mcf of natural gas and 14,151 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

The Trust’s interest in the San Juan Basin was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 64% of the Trust’s estimated reserves as of December 31, 2003. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ability to verify the accuracy of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•       The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as the reserve reports that contain projected production, operating expenses and capital expenses, and (iv) information relating to projected production. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s periodic reports.

•       Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent public accountants with respect to their audit of the Trust and review of financial data provided by the working interest owners. Other than contracting independent auditors and reviewing information supplied by the working interest owners, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

Changes in Internal Controls.   To the knowledge of the Trustee, there have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect the Trust’s internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners.

PART II—OTHER INFORMATION

Item 5. Legal Proceedings.

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $67.0 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $3.0 million. However, PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

PNR does not believe the costs it has deducted are a “cost of production”. The costs being deducted are post-production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties’ agreements.

PNR has also vigorously defended against plaintiffs’ claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

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

			SEC File or Registration Number	Exhibit Number
4(a)	*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)	*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)	*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)	*

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

			1-7884	4(e)
31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

Current Reports on Form 8-K were filed with the Securities and Exchange Commission on January 20, 2004, February 17, 2004 and March 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Royalty Trust
By:	JPMORGAN CHASE BANK, as Trustee
By:
Mike Ulrich Vice President

Date: May 4, 2004

The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.