Form 10-Q
period 2004-06-30
MESA ROYALTY TRUST/TX
filed 2004-08-05
CIK 313364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________  TO ______________

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

As of August 5, 2004—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Royalty income	$2,187,806	$2,751,725	$4,349,832	$4,825,994
Interest income	2,429	7,065	4,627	9,954
General and administrative expense	(19,195)	(14,519)	(29,819)	(24,749)
Distributable income	$2,171,040	$2,744,271	$4,324,640	$4,811,199
Distributable income per unit	$1.1650	$1.4726	$2.3206	$2.5817

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$2,168,611	$2,161,640
Interest receivable	2,429	2,308
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(33,218,638)	(32,950,342)
Total assets	$11,450,436	$11,711,640
LIABILITIES AND TRUST CORPUS
Distributions payable	$2,171,040	$2,163,948
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	9,279,396	9,547,692
Total liabilities and trust corpus	$11,450,436	$11,711,640

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$9,409,988	$9,897,781	$9,547,692	$10,077,432
Distributable income	2,171,040	2,744,271	4,324,640	4,811,199
Distributions to unitholders	(2,171,040)	(2,744,271)	(4,324,640)	(4,811,199)
Amortization of net overriding royalty interest	(130,592)	(167,861)	(268,296)	(347,512)
Trust corpus, end of period	$9,279,396	$9,729,920	$9,279,396	$9,729,920

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Trust Organization

The Mesa Royalty Trust (the “Trust”) was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the “Royalty”) in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the “Royalty Properties”). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership (“MLP”), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc., (“ConocoPhillips”). ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company (“Amoco”), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms “working interest owner” and “working interest owners” generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

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

Note 3—PNR Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on these two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $67.0 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $3.8 million. However, PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

Entry of a final judgment adverse to PNR would potentially reduce any amount available for distribution to the Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended June 30,
	2004		2003
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$2,514,460	$639,384	$3,158,662	$669,296
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(133,173)	—	(144,819)	—
Operating costs	(757,815)	(72,393)	(839,483)	(85,933)
Interest on cost carryforward	(2,657)	—	(5,998)	—
Royalty income	$1,620,815	$566,991	$2,168,362	$583,363
Average sales price	$5.00	$24.85	$5.76	$25.22
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(3)	324,015	22,818	376,703	23,129

	Six Months Ended June 30,
	2004		2003
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$4,854,365	$1,271,262	$5,442,617	$1,251,073
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(227,841)	—	(147,843)	—
Operating costs	(1,397,356)	(144,474)	(1,546,202)	(161,811)
Interest on cost carryforward	(6,124)	—	(11,840)	—
Royalty income	$3,223,044	$1,126,788	$3,736,732	$1,089,262
Average sales price	$4.70	$23.83	$4.77	$22.69
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(3)	686,166	47,285	783,187	48,000

(1)          Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)          Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $138,664 and $322,626 at June 30, 2004 and June 30, 2003, respectively. The cost carryforward at June 30, 2004 and June 30, 2003 relate solely to the San Juan Basin Colorado properties.

(3)          Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,
	2004	2003
Royalty income	$2,187,806	$2,751,725
Interest income	2,429	7,065
General and administrative expense	(19,195)	(14,519)
Distributable income	$2,171,040	$2,744,271
Distributable income per unit	$1.1650	$1.4726

The Trust’s Royalty income was $2,187,806 in the second quarter 2004, a decrease of approximately 20% as compared to $2,751,725 in the second quarter 2003, primarily as a result of decreased production volumes due to natural production decline and lower gas and natural gas liquids prices.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2004 was $2,171,040, representing $1.1650 per unit, compared to $2,744,271, representing $1.4726 per unit, for the quarter ended June 30, 2003. Based on 1,863,590 units outstanding for the quarters ended June 30, 2004 and 2003, respectively, the per unit distributions were as follows:

	2004	2003
April	$0.4340	$0.4151
May	0.3682	0.4808
June	0.3628	0.5767
	$1.1650	$1.4726

Hugoton Field

Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 56% of the Royalty income of the Trust during the second quarter of 2004.

PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Tenaska, Greely Gas, Oneok Gas Marketing, Inc., and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 2004 compared to the second quarter of 2003.

In June 1994, PNR entered into a Gas Transportation Agreement (“Gas Transportation Agreement”) with Western Resources, Inc. (“WRI”) for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR has extended the contract to June 1, 2005. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR’s Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service (“Oneok”).

Royalty income attributable to the Hugoton Royalty Properties decreased to $1,230,973 in the second quarter of 2004, as compared to $1,658,428 in the second quarter of 2003 primarily due to declines in natural gas production and prices from the Hugoton Royalty Properties. The average price received in the second quarter of 2004 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $5.44 per Mcf and $24.68 per barrel, respectively, compared to $6.41 per Mcf and $26.22 per barrel during the same period in 2003. Net production attributable to the Hugoton Royalty was 169,856 Mcf of natural gas and 12,437 barrels of natural gas liquids in the second quarter of 2004 compared to 206,837 Mcf of natural gas and 12,685 barrels of natural gas liquids in the second quarter of 2003. Actual production volumes attributable to the Hugoton properties decreased to 219,773 Mcf of natural gas and 12,426 barrels of natural gas liquids in the second quarter of 2004 as compared to 257,696 Mcf of natural gas and 12,686 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the “KCC”) based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2004 through September 30, 2004, at 114.4 Bcf of gas, compared with 126.4 Bcf of gas during the same period last year.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $956,833 during the second quarter of 2004 as compared with $1,093,297 in the second quarter of 2003. The decrease in Royalty income was due primarily to decreased natural gas prices in the second quarter of 2004 as compared to the second quarter of 2003. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in either of the second quarters of 2004 or 2003, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 154,159 Mcf of natural gas and 10,381 barrels of natural gas liquids in the second quarter of 2004 as compared to 169,866 Mcf of natural gas and 10,444 barrels of natural gas liquids in the second quarter of 2003. The average price received in the second quarter of 2004 for natural gas sold from the San Juan Basin Royalty Properties was $4.52 per Mcf and $25.05 per barrel, respectively, compared to $4.96 per Mcf and $24.01 per barrel during the same period in 2003. Actual production volumes attributable to the San Juan Basin properties decreased to 262,498 Mcf of natural gas and 13,273 barrels of natural gas liquids in the second quarter of 2004 as compared to 280,976 Mcf of natural gas and 14,024 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

The Trust’s interest in the San Juan Basin was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New

Mexico reserves represented approximately 64% of the Trust’s estimated reserves as of December 31, 2003. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves.

No distributions related to the Colorado portion of the San Juan Basin Royalty have been made since 1990, as the costs of the Fruitland Coal drilling in Colorado have not yet been recovered.

Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
Royalty income	$4,349,832	$4,825,994
Interest income	4,627	9,954
General and administrative expense	(29,819)	(24,749)
Distributable income	$4,324,640	$4,811,199
Distributable income per unit	$2.3206	$2.5817

The Trust’s Royalty income was $4,349,832 ($2.3206 per unit) for the six months ended June 30, 2004, a decrease of approximately 10% as compared to $4,825,994 ($2.5817 per unit) for the six months ended June 30, 2003, primarily as a result of decreased production volumes due to natural production decline.

Hugoton Field

Royalty income attributable to the Hugoton Royalty Properties decreased to $2,385,754 for the six months ended June 30, 2004 from $2,865,824 for the same period in 2003 primarily due to declines in natural gas liquid production  from the Hugoton Royalty Properties. The average price received in the first six months of 2004 for natural gas and natural gas liquids sold from the Hugoton field was $4.91 per Mcf and $23.26 per barrel, compared to $5.05 per Mcf and $22.57 per barrel during the same period in 2003. Net production attributable to the Hugoton Royalty Properties decreased to 361,649 Mcf of natural gas and 26,228 barrels of natural gas liquids for the six months ended June 30, 2004 as compared to 447,249 Mcf of natural gas and 26,904 barrels of natural gas liquids for the six months ended June 30, 2003. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 462,268 Mcf of natural gas and 26,215 barrels of natural gas liquids in the six months ended June 30, 2004 as compared to 542,324 Mcf of natural gas and 26,909 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

San Juan Basin

Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $1,964,078 for the first six months of 2004 compared to $1,960,170 in the first six months of 2003. The average price received in the six months ended June 30, 2004 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $4.46 per Mcf and $24.54 per barrel, respectively, compared to $4.40 per Mcf and $22.85 per barrel during the same period in 2003. Net production attributable to the San Juan Basin Royalty Properties decreased to 324,517 Mcf of natural gas and 21,057 barrels of natural gas liquids for the six months ended June 30, 2004 as compared to 335,938 Mcf of natural gas and 21,096 barrels of natural gas liquids for the six months ended June 30, 2003. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the six months ended June 30, 2004 and 2003, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 530,566  Mcf of natural gas and 26,941 barrels of natural gas liquids in the six months ended June 30, 2004 as compared to 574,141 Mcf of natural gas and 28,175 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Trust does not utilize market risk sensitive instruments, however, see the discussion of marketing by the working interest owners above.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

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

•                    Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith. While the Trustee has no reason to believe its reliance upon experts is unreasonable, its reliance on experts and limited access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

Changes in Internal Control Over Financial Reporting.   There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owners.

Item 5. Legal Proceedings.

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on these two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $67.0 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $3.8 million. However, PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

Entry of a final judgment adverse to PNR would potentially reduce any amount available for distribution to the Trust.

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

(b)         Reports on Form 8-K

Current reports on Form 8-K were filed with the Securities and Exchange Commission on April 20, 2004, May 21, 2004 and June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Royalty Trust
By:	/s/ JPMorgan Chase Bank, Trustee
By:	/s/ Mike Ulrich
Mike Ulrich
Vice President & Trust Officer

Date: August 5, 2004

The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.