Form 10-Q
period 2004-09-30
MESA ROYALTY TRUST/TX
filed 2004-11-09
CIK 313364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________  TO ______________

Commission file number 1-7884

MESA ROYALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation or Organization)	76-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)
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

As of November 5, 2004—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Royalty income	$2,192,290	$2,300,957	$6,542,122	$7,126,951
Interest income	2,848	1,569	7,475	11,523
General and administrative expense	(10,521)	(11,933)	(40,340)	(36,682)
Distributable income	$2,184,617	$2,290,593	$6,509,257	$7,101,792
Distributable income per unit	$1.1722	$1.2291	$3.4928	$3.8108

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$2,181,769	$2,161,640
Interest receivable	2,848	2,308
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(33,395,432)	(32,950,342)
Total assets	$11,287,219	$11,711,640
LIABILITIES AND TRUST CORPUS
Distributions payable	$2,184,617	$2,163,948
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	9,102,602	9,547,692
Total liabilities and trust corpus	$11,287,219	$11,711,640

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$9,279,396	$9,729,920	$9,547,692	$10,077,432
Distributable income	2,184,617	2,290,593	6,509,257	7,101,792
Distributions to unitholders	(2,184,617)	(2,290,593)	(6,509,257)	(7,101,792)
Amortization of net overriding royalty interest	(176,794)	(168,872)	(445,090)	(516,384)
Trust corpus, end of period	$9,102,602	$9,561,048	$9,102,602	$9,561,048

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

Note 3—PNR Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on these two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $68.4 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $4.0 million. However, PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended September 30,
	2004		2003
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$2,726,097	$628,330	$2,693,772	$576,832
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(279,217)	—	(144,313)	—
Operating costs	(807,952)	(73,115)	(744,454)	(75,332)
Interest on cost carryforward	(1,853)	—	(5,548)	—
Royalty income	$1,637,075	$555,215	$1,799,457	$501,500
Average sales price	$5.41	$25.27	$4.81	$20.71
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(3)	302,663	21,975	374,128	24,211

	Nine Months Ended September 30,
	2004		2003
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$7,580,457	$1,899,595	$8,139,413	$1,827,904
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(507,058)	—	(295,460)	—
Operating costs	(2,205,306)	(217,589)	(2,290,395)	(237,142)
Interest on cost carryforward	(7,977)	—	(17,369)	—
Royalty income	$4,860,116	$1,682,006	$5,536,189	$1,590,762
Average sales price	$4.84	$24.29	$4.78	$22.03
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(3)	1,005,043	69,245	1,157,643	72,204

(1)          Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)          Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $80,447 and $318,676 at September 30, 2004 and September 30, 2003, respectively. The cost carryforward at September 30, 2004 and September 30, 2003 relate solely to the San Juan Basin Colorado properties.

(3)          Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,
	2004	2003
Royalty income	$2,192,290	$2,300,957
Interest income	2,848	1,569
General and administrative expense	(10,521)	(11,933)
Distributable income	$2,184,617	$2,290,593
Distributable income per unit	$1.1722	$1.2291

The Trust’s Royalty income was $2,192,290 in the third quarter  2004, compared to $2,300,957 in the third quarter  2003.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2004 was $2,184,617, representing $1.1722 per unit, compared to $2,290,593, representing $1.2291 per unit, for the quarter ended September 30, 2003. Based on 1,863,590 units outstanding for the quarters ended September 30, 2004 and 2003, respectively, the per unit distributions were as follows:

	2004	2003
July	$0.3638	$0.4090
August	0.4069	0.4072
September	0.4015	0.4129
	$1.1722	$1.2291

Hugoton Field

Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 58% of the Royalty income of the Trust during the third quarter of 2004.

PNR has advised the Trust that since September 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Tenaska, Greely Gas, Oneok Gas Marketing, Inc., and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2004 compared to the third quarter of 2003.

In June 1994, PNR entered into a Gas Transportation Agreement (“Gas Transportation Agreement”) with Western Resources, Inc. (“WRI”) for a primary term of five years commencing September 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR has extended the contract to September 1, 2005. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR’s Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service (“Oneok”).

Royalty income attributable to the Hugoton Royalty Properties increased to $1,267,494 in the third quarter of 2004, as compared to $1,241,481 in the third quarter of 2003 primarily due to increased gas prices received from the Hugoton Royalty Properties. The average price received in the third quarter of 2004 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $5.71 per Mcf and $25.95 per barrel, respectively, compared to $5.12 per Mcf and $20.08 per barrel during the same period in 2003. Net production attributable to the Hugoton Royalty was 170,586 Mcf of natural gas and 11,308 barrels of natural gas liquids in the third quarter of 2004 compared to 189,877 Mcf of natural gas and 13,412 barrels of natural gas liquids in the third quarter of 2003. Actual production volumes attributable to the Hugoton properties decreased to 220,071 Mcf of natural gas and 11,309 barrels of natural gas liquids in the third quarter of 2004 as compared to 257,460 Mcf of natural gas and 13,410 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the “KCC”) based on the level of market demand. The KCC has set the Hugoton field allowable for the period October 1, 2004 through March 31, 2005, at 104.8 Bcf of gas, compared with 119.4 Bcf of gas during the same period last year.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $924,796 during the third quarter of 2004 as compared with $1,059,476 in the third quarter of 2003. No Royalty income was received from Amoco with respect to the San Juan Basin Royalty Properties located in the state of Colorado in either of the third quarter of 2004 or 2003, as costs associated with the Fruitland Coal drilling program on such properties have not been fully recovered. Net production attributable to the San Juan Basin Royalty was 132,077 Mcf of natural gas and 10,667 barrels of natural gas liquids in the third quarter of 2004 as compared to 184,251 Mcf of natural gas and 10,799 barrels of natural gas liquids in the third quarter of 2003. The average price received in the third quarter of 2004 for natural gas sold from the San Juan Basin Royalty Properties was $5.02 per Mcf and $24.54 per barrel, respectively, compared to $4.49 per Mcf and $21.50 per barrel during the same period in 2003. Actual production volumes attributable to the San Juan Basin properties decreased to 263,010 Mcf of natural gas and 13,648 barrels of natural gas liquids in the third quarter of 2004 as compared to 279,416 Mcf of natural gas and 14,303 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

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

Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
Royalty income	$6,542,122	$7,126,951
Interest income	7,475	11,523
General and administrative expense	(40,340)	(36,682)
Distributable income	$6,509,257	$7,101,792
Distributable income per unit	$3.4928	$3.8108

The Trust’s Royalty income was $6,542,122 ($3.4928 per unit) for the nine months ended September 30, 2004, a decrease of approximately 8% as compared to $7,126,951 ($3.8108 per unit) for the nine months ended September 30, 2003, primarily as a result of decreased production volumes due to natural production decline.

Hugoton Field

Royalty income attributable to the Hugoton Royalty Properties decreased to $3,653,249 for the nine months ended September 30, 2004 from $4,107,305 for the same period in 2003 primarily due to declines in natural gas and natural gas liquid production from the Hugoton Royalty Properties. The average price received in the first nine months of 2004 for natural gas and natural gas liquids sold from the Hugoton field was $5.17 per Mcf and $24.08 per barrel, compared to $5.07 per Mcf and $21.74 per barrel during the same period in 2003. Net production attributable to the Hugoton Royalty Properties decreased to 531,865 Mcf of natural gas and 37,521 barrels of natural gas liquids for the nine months ended September 30, 2004 as compared to 637,233 Mcf of natural gas and 40,319 barrels of natural gas liquids for the nine months ended September 30, 2003. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 682,339 Mcf of natural gas and 37,524 barrels of natural gas liquids in the nine months ended September 30, 2004 as compared to 799,785 Mcf of natural gas and 40,318 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

San Juan Basin

Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $2,888,873 for the first nine months of 2004 compared to $3,019,646 in the first nine months of 2003. The average price received in the nine months ended September 30, 2004 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $4.46 per Mcf and $24.54 per barrel, respectively, compared to $4.43 per Mcf and $22.40 per barrel during the same period in 2003. Net production attributable to the San Juan Basin Royalty Properties decreased to 473,178 Mcf of natural gas and 31,724 barrels of natural gas liquids for the nine months ended September 30, 2004 as compared to 520,411 Mcf of natural gas and 31,885 barrels of natural gas liquids for the nine months ended September 30, 2003. No Royalty income was received from San Juan Basin Royalty Properties located in Colorado for the nine months ended September 30, 2004 and 2003, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 793,576 Mcf of natural gas and 40,589 barrels of natural gas liquids in the nine months ended September 30, 2004 as compared to 853,557 Mcf of natural gas and 42,478 barrels of natural gas liquids for the same period in 2003 as a result of natural production decline.

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

Changes in Internal Control Over Financial Reporting.   There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owners.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on these two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $68.4 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $4.0 million. However, PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

Item 6. Exhibits.

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
Mike Ulrich
Vice President & Trust Officer

Date: November 9, 2004

The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.