Form 10-K
period 2004-12-31
MESA ROYALTY TRUST/TX
filed 2005-03-16
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number 1-7884

Mesa Royalty Trust

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
Registrant’s telephone number, including area code: 800-852-1422

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange On
Title of Each Class	Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No. ☐

The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2004, of $54.87 was approximately $102,255,183.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 14, 2005, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Note Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under “Business—Principal Trust Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1.   Business.

DESCRIPTION OF THE TRUST

The Mesa Royalty Trust (the “Trust”), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, N.A., (the “Trustee”), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is 1-800-852-1422. JPMorgan Chase Bank, N.A., was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”). Electronic filings by the Trust with the SEC are available free of charge through the SEC’s website at www.sec.gov.

The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the “Royalty”) in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the “Royalty Properties”). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership (“MLP”), which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc. (“ConocoPhillips”). ConocoPhillips sold most of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Production Company (“BP Amoco”), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. All of the San Juan Basin Royalty Properties located in New Mexico and a few wells in Southwest Colorado, near the New Mexico border, are operated by ConocoPhillips. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by BP Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the New Mexico San Juan Basin Royalty Properties and BP Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms “working interest owner” and “working interest owners” generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

The terms of the Mesa Royalty Trust Indenture (the “Trust Indenture”) provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $8,855,234 and $9,299,034 for the years 2004 and 2003, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the

Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

Under the instrument conveying the Royalty to the Trust (the “Conveyance”), the Trust is entitled to a percentage of the Net Proceeds, as hereinafter defined, realized from the minerals as, if and when produced from the Royalty Properties. See “Description of Royalty Properties.” The Conveyance provides for a monthly computation of Net Proceeds. “Net Proceeds” means the excess of Gross Proceeds, as hereinafter defined, received by the working interest owners during a particular period over operating and capital costs for such period. “Gross Proceeds” means the amount received by the working interest owners from the sale of minerals covered by the Royalty, subject to certain adjustments. Operating costs mean, generally, costs incurred on an accrual basis by the working interest owners in operating the Royalty Properties, including capital and non-capital costs. If operating and capital costs exceed Gross Proceeds for any month, the excess plus interest thereon at 120% of the prime rate of Bank of America is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust, however, is generally not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. The Trust is not obligated to return any royalty income received in any period. The working interest owners are required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between a working interest owner and any purchaser as to the correct sales price for any production, amounts received by such working interest owner and promptly deposited by it with an escrow agent are not considered to have been received by such working interest owner and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to such working interest owner by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts a working interest owner is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by such working interest owner as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, the working interest owners are required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to this Form 10-K and are available upon request from the Trustee.

The Royalty Properties are required to be operated by the working interest owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each working interest owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each working interest owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See “Contracts”. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

DESCRIPTION OF THE UNITS

Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 14, 2005.

Distributions

The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the “Monthly Distribution Amount”) consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the “Monthly Record Date”), which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1 1/2% below the prime rate charged by JPMorgan Chase Bank, N.A., (as the successor by mergers to Texas Commerce Bank National Association) or the interest rate which JPMorgan Chase Bank, N.A., pays in the normal course of business on amounts placed with it, whichever is greater.

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

Federal Income Tax Matters

This section is a summary of federal income tax matters of general application which addresses the material tax consequences of the ownership and sale of the units. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every unitholder. Each unitholder is encouraged to consult its own tax advisor with respect to its particular circumstances.

This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury Regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (the “IRS”). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

Classification of the Trust

In a technical advice memorandum dated February 26, 1982, the National Office of the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation.

Income and Depletion

Royalty income, net of depletion and severance taxes, is portfolio income. Subject to certain exceptions and transitional rules, royalty income cannot be offset by passive losses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

Generally, prior to the Revenue Reconciliation Act of 1990, the transferee of an oil and gas property could not claim percentage depletion with respect to production from the property if it was “proved” at the time of the transfer. This rule is not applicable in the case of transfers of properties after October 11, 1990. Thus, eligible unitholders who acquired units after that date are entitled to claim an allowance for percentage depletion with respect to royalty income attributable to these units to the extent that this allowance exceeds cost depletion as computed for the relevant period.

Backup Withholding

Distributions from the Trust are generally subject to backup withholding at a rate of 28% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless the unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the unitholder is incorrect.

Sale of Units

Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred with respect to the property and depletion claimed to the extent it reduced the taxpayer’s basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder’s holding period exceeds one year at the time of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold or exchanged with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale or exchange.

Non-U.S. Unitholders

In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a “non-U.S. unitholder” for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% or, if applicable, at a lower treaty rate, if applicable. This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim these deductions. This election once made is irrevocable unless an applicable treaty allows the election to be made annually.

The Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. unitholders may be subject to United States federal income tax on the gain on the disposition of their units.

Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many considerations. Therefore, each non-U.S. unitholder is encouraged to consult with his own tax adviser with respect to its ownership of units.

Tax-Exempt Organizations

The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if the unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business taxable income. Each tax-exempt unitholder should consult its own advisor with respect to the treatment of royalty income.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2004

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	466	466
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	1,237	466
Total	140,370	130,741	1,703	932

(1)          The Trust does not have a working interest in the producing acres and producing gas wells. The gross and net amounts in the table above represent gross and net amounts attributable to the working interest owners and are the basis for the Gross Proceeds amounts discussed under “Description of the Trust”.

Hugoton

The principal property interest conveyed to the Trust accounts for approximately 32% of the Trust’s reserves and was carved out of PNR’s working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

The gas produced from the Hugoton properties is available for sale on the spot market. See “Contracts”. Since the Hugoton field gas is sold in the intrastate and interstate markets, it is subject to state and federal laws and regulations. The Kansas Corporation Commission (the “KCC”) is the state regulatory agency responsible for setting field market demand (gas allowables), prorating production between wells and other related matters. Hugoton field gas is also subject to the rules and regulations of the Federal Energy Regulatory Commission (the “FERC”). See “Regulation and Prices”.

San Juan Basin

The Trust’s interest in the San Juan Basin was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves, including a few wells located in Southwestern Colorado, retained by ConocoPhillips represent approximately 68% of the Trust’s reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to ConocoPhillips on April 30, 1991. ConocoPhillips subsequently sold its underlying interest in substantially all of the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco. See
“—Description of the Trust” under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves.

San Juan Basin Fruitland Coal Drilling

In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2004, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled in the unit, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

The gas that is currently being produced from these wells is being sold on the spot market, although the working interest owner has advised the Trust that it will also consider selling some of the gas produced from these wells pursuant to longer term contracts at spot market prices.

Aggregate drilling and completion costs for the entire Fruitland Coal development program were approximately $18.4 million. The Trust’s share of the total expenditures was approximately $2.4 million. The Trust’s share of the cost of drilling and completing the Fruitland Coal wells was subject to recovery by the working interest owner on a state-by-state basis before distributions were made from the San Juan Basin Royalty. In December 1992, after recovery by the working interest owner of the costs of the Fruitland Coal drilling in New Mexico, distributions from the New Mexico portion of the San Juan Basin Royalty resumed. No distributions related to the Colorado portion of the San Juan Basin Royalty have been made since 1990, as the costs of the Fruitland Coal drilling in Colorado have not yet been recovered. The San Juan Basin development drilling program had no effect on Royalty income or distributions relating to the Hugoton Royalty.

Reserves

A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 2004 has been made by PNR. The following letter relating to the “Reserves and Revenue as of December 31, 2004 From Certain Properties Owned by Mesa Royalty Trust” (the “Hugoton Reserve Report”) summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the

Trust’s interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 2004 has been made by ConocoPhillips, the working interest owner of such properties. The ConocoPhillips Reserve Report (together with the PNR Reserve Report, the “Reserve Reports”) beginning on page 13 regarding such properties reflects estimated reserve quantities.

Proved oil and gas reserves attributable to the Colorado portion of the San Juan Basin Royalty have been omitted from the Trust’s reserve disclosures included in this Form 10-K, as they represent less than 5% of the Trust’s total reserves and future net revenues.

For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust, and Reserves, see Notes 2, 3 and 7, respectively, in the Notes to Financial Statements under Item 8 of this Form 10-K.

March 14, 2005

MESA Royalty Trust
JP Morgan Chase (as Trustee)
700 Lavaca Street, 5th Floor
Austin, TX 78701-3102

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2004 of the extent and value of the proved natural gas liquids and natural gas reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the “Trust.” The interest appraised consists of a 10.29282% (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as “Pioneer.” These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

The reserve estimates are based on a detailed study of the Trust’s properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

Reserves in this report are expressed as gross reserves and net reserves. Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 2004. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

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

MESA Royalty Trust
March 14, 2005

10.29282% (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 2004, was zero and no deficit is estimated for the life of the properties.

While estimates of reserves attributable to the Trust are shown in order to comply with requirements of the SEC, this is not a precise method of allocating estimates of physical quantities of reserves between the working interest owners and the Trust. The net profits overriding royalty interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Trust. Reserve quantities in the previously mentioned reserve studies have been allocated based on the method referenced in the Reserve Reports. The quantities of reserves attributable to the Trust will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Trust Properties. Therefore, the estimates of reserves set forth in the Reserve Reports are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

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

The development status shown herein represents the status applicable on December 31, 2004. In our preparation of the study, data available from wells drilled on the evaluated properties through December 31, 2004 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 2004 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 2004. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 2004.

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

MESA Royalty Trust
March 14, 2005

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

Estimates of the net proved reserves attributable to the Trust, as of December 31, 2004, are as follows:

TOTAL PROVED RESERVES:
Natural Gas (Mcf)	10,455,694
Natural Gas Liquids (bbl)	571,194
PROVED DEVELOPED RESERVES
Natural Gas (Mcf)	10,455,694
Natural Gas Liquids (bbl)	571,194

Proved natural gas liquid reserves are included herein for the Satanta plant, which was completed and placed on stream in the Hugoton field in Kansas during late 1993.

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

•        Natural Gas Liquids Prices—Natural gas liquids prices were held constant for the life of the properties.

•        Operating and Capital Costs—Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 2004 values and were not adjusted for inflation.

MESA Royalty Trust
March 14, 2005

The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.

TRUST INTEREST:

Future Net Revenue ($)[1]	104,857,094
Future Lease Operating Expenses ($)	8,003,293
Future Net Production Taxes ($)	1,933,833
Future Net Ad Valorem Taxes ($)	4,631,546
Future Net Overhead Expense ($)	11,034,649
Future Capital Expenditures ($)	0
Future Net Cashflow ($)	79,253,773
Present Worth at 10 Percent ($)[1]	34,985,484

1.       Future income tax expenses were not taken into account in the preparation of these estimates.

In our opinion, the information relating to the estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the Financial Accounting Standards Board and Rules 4-1 0(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the Securities and Exchange Commission; provided, however, (I) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein.

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefore.

Submitted,

Paul McDonald
Vice President Domestic Reservoir Engineering

CONOCOPHILLIPS INC.

LETTER REPORT

dated

MARCH 2, 2005

on

RESERVES and REVENUE

as of

DECEMBER 31, 2004

from

CERTAIN PROPERTIES

owned by

MESA ROYALTY TRUST

Randall L. Darr
Manager—Reservoir Management Reservoir Technology Center Exploration Production Technology	P. O. Box 2197 Houston, Texas 77252 (281) 293-1404

March 2, 2005

Mesa Royalty Trust
JPMorgan Chase Bank
700 Lavaca, 2nd Floor
Austin, TX    78701-3102

Re:   Mesa Royalty Trust Reserves as of December 31, 2004
San Juan Basin Properties, New Mexico

Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 2004 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as “MRT”. The MRT interest appraised consists of a 10.29282 percent net royalty interest in certain San Juan Basin properties administered by ConocoPhillips.

Reserves in this report are expressed as ConocoPhillips net reserves and MRT net reserves. ConocoPhillips net reserves are defined as ConocoPhillips’ net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 2004. MRT net reserves are defined as that portion of the ConocoPhillips net reserves attributable to the interest owned by MRT.

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

Petroleum reserves included in this report are classified as proved and judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Total

2004 Mesa Royalty Trust Reserves
March 2, 2005

proved reserves are the sum of developed and undeveloped reserves. Proved developed reserves are those recoverable from existing wells with current operating methods and expenses, and thus require little or no capital expenditure to produce. Proved undeveloped reserves are those that require major capital expenditures for new wells and/or facilities. Estimates of the MRT net reserves and production as of December 31, 2004 are tabulated below. The MRT net reserves and production reported for the previous year are included for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin Developed Only + Undeveloped	12/31/03	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04
Natural Gas, MMscf	17,810	17,251	498	1,460	18,307	18,711
Condensate, Mbbl	80	63	0	0	80	63
Natural Gas Liquids, Mbbl	1,865	1,777	0	0	1,865	1,777

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin Developed Only	12/31/03	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04
Natural Gas, MMscf	17,323	16,633	498	1,413	17,820	18,046
Condensate, Mbbl	79	63	0	0	79	63
Natural Gas Liquids, Mbbl	1,813	1,712	0	0	1,813	1,712

Both MRT Proved Developed and Proved Undeveloped reserves increased in 2004 due to improvements in product price. Many of the Proved Undeveloped Reserves will be accessed in future years through an active development and re-completion program. The reserves values reflect natural gas shrinkage of 13.070 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

Product prices and operating costs used for year-end 2004 are shown in the table below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties. The December 2004 product prices are higher than the December 2003 product prices.

Product Prices	December 2003	December 2004
Conventional Nat. Gas, $/Mscf	4.69	5.03
Coal Natural Gas, $/Mscf	4.64	4.98
Condensate, $/Bbl	28.01	36.92
Natural Gas Liquids, $/Bbl	21.65	26.20

Revenue and cash flow values in this report are based on product prices for the San Juan Basin effective on December 31, 2004. The gas price excludes a transportation and processing expense of $1.49 per Mcf ($0.60 per Mcf transportation + $0.89 per Mcf processing) for conventional gas and $0.89 per Mcf for Fruitland Coal gas. Heritage Conoco accounted for gas processing fees as a price deduction, but effective July 2003, ConocoPhillips began considering gas processing and transportation fees as an expense.  The 2004 MRT evaluation has combined the fees into a single rate.  NGL reserves were increased in 2003 and this additional value offsets the increased processing costs.

2004 Mesa Royalty Trust Reserves
March 2, 2005

The price also excludes combined production and ad valorem tax rates of 7.53 percent and 7.51 percent of revenue for conventional and Fruitland Coal gas, respectively. These taxes compare with the 2003 rates of 9.8 percent for conventional gas and 8.1 percent for Fruitland Coal. The taxes and transportation expenses are also excluded from the annual per completion operating costs tabulated below.

	Net Active Completions		Operating Costs ($/compl/year)
Operating Costs	12/31/03	12/31/04	12/31/03	12/31/04
Conventional Gas	712	739	17,936	13,955
Fruitland Coal Gas	120	123	67,743	66,619

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to ConocoPhillips’ net reserves as of December 31, 2004 is shown in the table below. The 2003 numbers are included for comparison. All costs are year-end 2004 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a before federal income tax (BFIT) basis.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
ConocoPhillips Net Interest San Juan Basin	12/31/03	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04
Future Revenue, M$	1,715,605	2,033,628	65,797	139,501	1,781,402	2,173,129
Production & Ad Valorem Taxes, M$	167,555	153,089	5,349	10,473	172,904	163,562
Operating & Transportation Costs, M$	300,077	533,510	28,477	56,560	328,554	590,070
Abandonment Costs, M$	4,157	5,508	334	699	4,491	6,207
Capital Costs, M$	18,323	23,637	9,197	1,116	27,520	24,753
Future BFIT Cash Flow, M$	1,225,493	1,317,884	22,440	70,653	1,247,933	1,388,537
Deficit Balance, M$	0	0	0	0	0	0
Future BFIT Cash Flow Subject to MRT Interest, M$	1,225,493	1,317,884	22,440	70,653	1,247,933	1,388,537
Present Worth @ 10%, M$	503,209	523,324	11,806	31,857	515,015	555,181

ConocoPhillips’ future revenues, BFIT cash flows, and present worth are higher in 2004 due to the increased product prices.

Capital costs are associated with projects required to maintain existing production of developed reserves and to produce undeveloped proved reserves. The capital budget focus is increasing towards conventional reservoirs due to a depleting drilling inventory of 160-acre Fruitland Coal infill wells.

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 2004 is tabulated below, along with what was reported last year for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Interest (10.29282%) San Juan Basin	12/31/03	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04
Future BFIT Cash Flow, M$	126,138	135,647	2,310	7,272	128,448	142,919
Present Worth @ 10%, M$	51,794	53,865	1,215	3,279	53,009	57,144

Compared to last year, future BFIT cash flow and present worth are higher for the conventional gas and the Fruitland Coal gas due to an increase in product prices.

2004 Mesa Royalty Trust Reserves
March 2, 2005

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

Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $6.19 per Mcf for Hugoton properties and $6.03 per Mcf for San Juan Basin properties as of December 31, 2004) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 2004 was $4.97 per Mcf, representing a combination of contract prices and spot market prices.

The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $50,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

Income, Production and Average Prices

Reference is made to “Summary of Royalty Income, Production and Average Prices” under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

CONTRACTS

Hugoton Field

Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 54% of the Royalty income of the Trust during 2004.

PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2004, these purchasers included Tenaska, Greely Gas, Oneok Gas Marketing, Inc., and

Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher in the year-ended December 31, 2004 as compared to the year-ended December 31, 2003.

In June 1994, PNR entered into a gas transportation agreement (the “Gas Transportation Agreement”) with Western Resources, Inc. (“WRI”) for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR has extended the contract to June 1, 2005. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR’s Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service (“Oneok”).

Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 2004 through March 31, 2005, was 104.8 billion cubic feet of gas, compared with 119.1 billion cubic feet of gas during the same period last year.

San Juan Basin

Natural gas produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 46% of the Royalty income of the Trust during 2004. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990’s was affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. Since 2000, demand for natural gas has increased while supplies from production have remained tight. Average annual wellhead prices generally increased from $1.55 per Mcf in 1995 to $2.32 per Mcf in 1997 then decreased to $1.96 per Mcf in 1998. Since 2000, these prices have been $3.69 per Mcf in 2000, $4.02 per Mcf in 2001, $2.95 per Mcf in 2002, $5.09 per Mcf in 2003 and $5.49 per Mcf in 2004 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

Competition

The production and sale of gas in the Hugoton field and San Juan Basin areas is highly competitive, and the working interest owners’ competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin areas. The working interest owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. PNR has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plant. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a small number of distribution companies.

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

FERC Regulation

In general, the FERC regulates the transportation of natural gas in interstate commerce by interstate pipelines. Over the course of approximately the previous decade, the FERC adopted regulations resulting in a restructuring of the natural gas industry. The principle elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle”, into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it possible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

State and Other Regulation

All of the jurisdictions in which the Trust has an interest in producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters. See “Contracts—Hugoton Field” for a discussion of PNR’s allowables in the Hugoton Royalty Properties.

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

Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to Federal minimum safety requirements. These requirements, however, are not applicable to, inter alia,: (1) onshore gathering facilities outside: (i) the limits of any incorporated or unincorporated city, town, or village; and (ii) any designated residential or commercial area; or (2) pipeline facilities on the Outer Continental Shelf (“OCS”) upstream of the point at which operating responsibility transfers from a producing operator to a transporting operator. See 49 C.F.R. § 192.1(b). We are informed that the Royalty Properties are located in the Hugoton field in Kansas, the San Juan Basin in New Mexico and Colorado, and the Yellow Creek field of Wyoming. Furthermore, those states have adopted the Federal minimum safety requirements for intrastate pipelines within their borders. The standards governing pipeline safety have undergone recent changes and it is possible that future changes in the regulations and statutes may occur which may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

Environmental Matters

The working interest owners’ operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Solid Waste Disposal Act, the Clean Air Act, and the Federal Water Pollution Control Act. These laws and regulations, including their state counterparts, can impose liability upon the lessee under a lease for the cost of cleanup of discharged materials resulting from a lessee’s operations or can subject the lessee to liability for damages to natural resources. Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas and restrictions on the injection of liquids into the subsurface that may contaminate groundwater. The working interest owners have advised the Trust that they maintain insurance for costs of cleanup operations, but they are not fully insured against all such risks. A serious release of regulated materials could result in the U.S. Department of the Interior requiring lessees under federal leases to suspend or cease operations in the affected area. In addition, the recent trend toward stricter standards and regulations in environmental legislation is likely to continue. For example, from time to time legislation has been proposed in Congress that would reclassify certain oil and gas production wastes as “hazardous wastes” which would subject the handling, disposal and cleanup of these wastes to more stringent requirements and result in increased operating costs for the Royalty Properties, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Royalty Properties.

The working interest owners have advised the Trust that they are not involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state or local environmental protection laws and regulations or which would have a material adverse effect on the working interest owners’ financial position or results of operations.

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

The Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

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

Pending Litigation Against A Working Interest Owner Could Adversely Impact Distributable Income

As discussed in this Form 10-K under “Legal Proceedings,” PNR is party to a 1993 class action lawsuit. PNR has advised the Trust that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plantiffs continue to be paid for a royalty share of the helium) could reach approximately $30 million related to the cost of production claim and approximately $40 million related to the helium claim, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim. PNR has not established any provision for the helium claim but has established a partial reserve for the cost of production claim for its own accounting purposes. PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability could have a material adverse effect on the Trust’s Royalty income and distributable income for the quarterly reporting period in which such liability is recorded and subsequent reporting periods until the Trust’s share of such amounts are recouped by PNR from future Royalty income.

Increased production and development costs for the Royalty will result in decreased Trust distributions.

Production and development costs attributable to the Royalty are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Royalty.

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

Operating risks for the working interest owners’ interests in the Royalty Properties can adversely affect Trust distributions.

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

The Trust will be terminated and the Trustee must sell the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the Trust’s royalty income for each of two successive years is less than $250,000 per year. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders.

Trust assets are depleting assets and, if the working interest owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.

The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled “—Description of the Units—Federal Income Tax Matters” under Item 1 of this Form 10-K.

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

Unitholders have limited ability to enforce the Trust’s rights against the current or future owners of the Royalty Properties.

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

Item 3.   Legal Proceedings.

There are no pending legal proceedings to which the Trust is a named party. However, PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $30 million related to the cost of production claims and approximately $40 million related to the helium claim plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim.

However PNR believes it has valid defenses to the plaintiffs’ claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself. PNR does not believe the costs it has deducted are a “cost of production”. The costs being deducted are post-production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties’ agreements.

PNR has also vigorously defended against plaintiffs’ claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases. PNR has not established a provision for the helium claim for it’s own accounting purposes or reserved any amounts for such claim from Royalty income to the Trust.

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

However, either through a negotiated settlement or court ruling, PNR could have to pay some part of the cost of production claim. PNR has not established any provision for the helium claim but has established a partial reserve for the cost of production claim for its own accounting purposes. PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability could have a material adverse effect on the Trust’s Royalty income and distributable income for the quarterly reporting period in which such liability is recorded and subsequent reporting periods until the Trust’s share of such amounts are recouped by PNR from future Royalty income.

Entry of a final judgment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Unitholder Matters.

The units of beneficial interest of the Trust are traded on the New York Stock Exchange—ticker symbol “MTR”. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2004, were as follows:

	2004			2003
Quarter	High	Low	Distribution	High	Low	Distribution
First	$58.96	$51.60	$1.1556	$49.50	$41.10	$1.1091
Second	$59.70	$54.75	$1.1650	$54.70	$43.85	$1.4726
Third	$62.25	$54.50	$1.1723	$53.00	$49.75	$1.2291
Fourth	$71.25	$59.44	$1.2370	$57.25	$50.80	$1.1612

At March 7, 2005, the 1,863,590 units outstanding were held by 1,109 unitholders of record.

Item 6.   Selected Financial Data.

	2004	2003	2002	2001
Royalty income	$8,855,234	$9,299,034	$4,841,115	$10,490,988
Distributable income	$8,814,499	$9,265,740	$4,814,201	$10,566,751
Distributable income per unit	$4.7298	$4.9720	$2.5833	$5.6701
Total assets at year end	$11,322,309	$11,711,640	$11,431,621	$12,037,014

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As discussed under “Description of the Trust” in Item 1 of this Form 10-K, the Trust’s source of cash is the Royalty income received from its share of the net proceeds from the Royalty Properties. Reference is made to Note 7 in the Notes to Financial Statements under Item 8 of this Form 10-K for estimates of future Royalty income attributable to the Royalty.

In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the unitholders.

Financial Review

Years 2004 and 2003

	Years Ended December 31,
	2004	2003
Royalty income	$8,855,234	$9,299,034
Interest income	10,823	13,831
General and administrative expenses	(51,558)	(47,125)
Distributable income	$8,814,499	$9,265,740
Distributable income per unit	$4.7298	$4.9720

The Trust’s Royalty income was $8,855,234 in 2004, a decrease of approximately 5% as compared to $9,299,034 in 2003, primarily as a result of lower production of natural gas in 2004.

Royalty income from the Hugoton Royalty Properties was $4,821,361 in 2004, a decrease of approximately 9%, as compared to $5,277,509 in 2003, primarily as a result of lower production of natural gas volumes in 2004.

The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $5.28 per Mcf and $25.50 per barrel, respectively, in 2004 as compared to $5.04 per Mcf and $21.73 per barrel, respectively, in 2003. Net production attributable to the Hugoton Royalty was 675,120 Mcf of natural gas and 49,359 barrels of natural gas liquids in 2004 as compared with 815,517 Mcf of natural gas and 53,718 barrels of natural gas liquids in 2003. Actual production volumes attributable to the Hugoton properties were 892,353 Mcf of natural gas and 49,391 barrels of natural gas liquids in 2004 as compared with 1,046,651 Mcf of natural gas and 53,721 barrels of natural gas liquids in 2003.

Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $4,033,873 in 2004 as compared to $4,021,525 in 2003, an increase of 0.3%. The increase in Royalty income was due to increased natural gas and natural gas liquids prices in 2004. No Royalty income was received from the San Juan Basin Royalty Properties located in the State of Colorado in 2004 or 2003 other than a few wells retained by ConocoPhillips. Although, the Colorado properties have paid off the Fruitland Coal drilling program costs as of December 2004, the Amaco operators did not remit the December 2004 earnings of $39,093 to the Trust. Since Mesa Royalty Trust is a cash basis entity, the $39,093 can not be recognized as income for the year ended December 31, 2004.

The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties was $4.64 per Mcf and $26.14 per barrel, respectively, in 2004 compared with $4.34 per Mcf and $22.07 per barrel, respectively, in 2003. Net production attributable to the San Juan

Basin Royalty was 622,950 Mcf of natural gas and 43,741 barrels of natural gas liquids, oil and condensate in 2004 as compared to 705,765 Mcf of natural gas and 43,430 barrels of natural gas liquids, oil and condensate in 2003. Actual production volumes attributable to the San Juan Basin properties was 1,070,437 Mcf of natural gas and 55,890 barrels of natural gas liquids, oil and condensate in 2004 as compared with 1,142,236 Mcf of natural gas and 57,522 barrels of natural gas liquids, oil and condensate in 2003.

Years 2003 and 2002

	Years Ended December 31,
	2003	2002
Royalty income	$9,299,034	$4,841,115
Interest income	13,831	10,737
General and administrative expenses	(47,125)	(37,651)
Distributable income	$9,265,740	$4,814,201
Distributable income per unit	$4.9720	$2.5833

The Trust’s Royalty income was $9,299,034 in 2003, an increase of approximately 92% as compared to $4,841,115 in 2002, primarily as a result of higher natural gas and natural gas liquid prices in 2003.

Royalty income from the Hugoton Royalty Properties was $5,277,509 in 2003, an increase of approximately 75%, as compared to $3,014,133 in 2002, primarily as a result of higher natural gas and natural gas liquid prices 2003.

The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $5.04 per Mcf and $21.73 per barrel, respectively, in 2003 as compared to $2.68 per Mcf and $14.25 per barrel, respectively in 2002. Net production attributable to the Hugoton Royalty was 815,517 Mcf of natural gas and 53,718 barrels of natural gas liquids in 2003 as compared with 797,160 Mcf of natural gas and 61,596 barrels of natural gas liquids in 2002. Actual production volumes attributable to the Hugoton properties were 1,046,651 Mcf of natural gas and 53,721 barrels of natural gas liquids in 2003 as compared with 1,196,484 Mcf of natural gas and 61,593 barrels of natural gas liquids in 2002.

Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $4,021,525 in 2003 as compared to $1,826,982 in 2002, an increase of 120%. The increase in Royalty income was due to increased natural gas and natural gas liquids prices in 2003 and lower capital expenditures in 2003 when compared to 2002. No Royalty income was received from the San Juan Basin Royalty Properties located in the state of Colorado in 2003 or 2002, as costs associated with the Fruitland Coal drilling program on Royalty Properties in that state had not been fully recovered. The San Juan Basin development drilling program has no effect on Royalty income or distributions relating to the Hugoton Royalty.

The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties was $4.34 per Mcf and $22.07 per barrel, respectively, in 2003 compared with $2.54 per Mcf and $16.26 per barrel, respectively in 2002. Net production attributable to the San Juan Basin Royalty was 705,765 Mcf of natural gas and 43,430 barrels of natural gas liquids, oil and condensate in 2003 as compared to 423,304 Mcf of natural gas and 46,235 barrels of natural gas liquids, oil and condensate in 2002. Actual production volumes attributable to the San Juan Basin properties was 1,142,236 Mcf of natural gas and 57,522 barrels of natural gas liquids, oil and condensate in 2003 as compared with 1,326,650 Mcf of natural gas and 64,615 barrels of natural gas liquids, oil and condensate in 2002.

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)

	Hugoton		San Juan Basin		Total
	Natural Gas	Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)
Year ended December 31, 2004:
The Trust’s proportionate share of—
Gross proceeds	$4,707,717	$1,258,655	$5,499,710	$1,461,209	$10,207,427	$2,719,864
Less the Trust’s proportionate share of—
Capital costs recovered(1)	(103,035)	—	(681,505)	—	(784,540)	—
Operating costs	(1,041,976)	—	(1,919,621)	(317,826)	(2,961,597)	(317,826)
Interest on cost carryforward	—	—	(8,094)	—	(8,094)	—
Royalty income	$3,562,706	$1,258,655	$2,890,490	$1,143,383	$6,453,196	$2,402,038
Average sales price	$5.28	$25.50	$4.64	$26.14	$4.97	$25.80
Net production volumes attributable to the Royalty paid	(Mcf) 675,120	(Bbls) 49,359	(Mcf) 622,950	(Bbls) 43,741	(Mcf) 1,298,070	(Bbls) 93,100
Year ended December 31, 2003:
The Trust’s proportionate share of—
Gross proceeds	$5,347,000	$1,167,303	$5,270,667	$1,269,454	$10,617,667	$2,436,757
Less the Trust’s proportionate share of—
Capital costs recovered(1)	(156,881)	—	(255,722)	—	(412,603)	—
Operating costs	(1,079,913)	—	(1,929,233)	(310,950)	(3,009,146)	(310,950)
Interest on cost carryforward	—	—	(22,691)	—	(22,691)	—
Royalty income	$4,110,206	$1,167,303	$3,063,021	$958,504	$7,173,227	$2,125,807
Average sales price	$5.04	$21.73	$4.34	$22.07	$4.72	$21.88
Net production volumes attributable to the Royalty paid	(Mcf) 815,517	(Bbls) 53,718	(Mcf) 705,765	(Bbls) 43,430	(Mcf) 1,521,282	(Bbls) 97,149
Year ended December 31, 2002:
The Trust’s proportionate share of—
Gross proceeds	$3,202,189	$877,745	$3,510,634	$1,050,782	$6,712,823	$1,928,527
Less the Trust’s proportionate share of—
Capital costs recovered(1)	(14,661)	—	(683,455)	—	(698,116)	—
Operating costs	(1,051,140)	—	(1,730,011)	(298,993)	(2,781,151)	(298,993)
Interest on cost carryforward	—	—	(21,975)	—	(21,975)	—
Royalty income	$2,136,388	$877,745	$1,075,193	$751,789	$3,211,581	$1,629,534
Average sales price	$2.68	$14.25	$2.54	$16.26	$2.63	$15.11
Net production volumes attributable to the Royalty paid	(Mcf) 797,160	(Bbls) 61,596	(Mcf) 423,304	(Bbls) 46,235	(Mcf) 1,220,464	(Bbls) 107,831

(1)    Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the applicable working interest owners from current period gross proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period gross proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $0, $256,361, and $303,581 at December 31, 2004, 2003 and 2002, respectively, and relates solely to the San Juan Basin Colorado properties excluding a few wells retained by ConocoPhillips. See “Description of Royalty Properties—San Juan Basin Fruitland Coal Drilling” for additional information regarding the Fruitland Coal drilling program.

(2)    Gross proceeds attributable to natural gas liquids for the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2004	2003	2002
Royalty income	$8,855,234	$9,299,034	$4,841,115
Interest income	10,823	13,831	10,737
General and administrative expenses	(51,558)	(47,125)	(37,651)
Distributable income	$8,814,499	$9,265,740	$4,814,201
Distributable income per unit	$4.7298	$4.9720	$2.5833

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2004	2003
ASSETS
Cash and short-term investments	$2,302,407	$2,161,640
Interest receivable	2,835	2,308
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(33,480,967)	(32,950,342)
Total assets	$11,322,309	$11,711,640
LIABILITIES AND TRUST CORPUS
Distributions payable	$2,305,242	$2,163,948
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	9,017,067	9,547,692
Total liabilities and trust corpus	$11,322,309	$11,711,640

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2004	2003	2002
Trust corpus, beginning of year	$9,547,692	$10,077,432	$10,865,266
Distributable income	8,814,499	9,265,740	4,814,201
Distributions to unitholders	(8,814,499)	(9,265,740)	(4,814,201)
Amortization of net overriding royalty interests	(530,625)	(529,740)	(787,834)
Trust corpus, end of year	$9,017,067	$9,547,692	$10,077,432

The accompanying notes are an integral part of these financial statements.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

(1) Trust Organization and Provisions

The Mesa Royalty Trust (the “Trust”) was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership (“MLP”) which was the predecessor to MESA Inc., conveyed to the Trust a 90% net overriding royalty interest (the “Royalty”) in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the “Royalty Properties”). On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Production Company (“BP Amoco”), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by BP Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

JPMorgan Chase Bank, N.A. is trustee for the Trust (the “Trustee”). JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank, and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The terms of the Mesa Royalty Trust Indenture (the “Trust Indenture”) provide, among other things, that:

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

(e)    the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

(f)    PNR, ConocoPhillips, and BP Amoco (collectively the “Working Interest Owners”) will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(6) PNR Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $30 million related to the cost of production claims and approximately $40 million related to the helium claim plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim.

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

However, either through a negotiated settlement or court ruling, PNR could have to pay some part of the cost of production claim. PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability could have a material adverse effect on the Trust’s Royalty income and distributable income for the quarterly reporting period in which such liability is recorded and subsequent reporting periods until the Trust’s share of such amounts are recouped by PNR from future Royalty income.

Entry of a final judgment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts.

(7) Supplemental Reserve Information (Unaudited)

Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2004, 2003, 2002 and 2001 are based on reports prepared by PNR. The estimates were

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited) (Continued)

prepared in accordance with guidelines established by the Securities and Exchange Commission (the “SEC”). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

Estimates of proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty Properties are based on a reserve report prepared by ConocoPhillips. These estimates were prepared in accordance with SEC regulations and on a basis generally consistent with those used to derive the oil and gas reserves attributable to the Hugoton Royalty Properties.

Estimates of proved oil and gas reserves attributable to the Colorado portion of the San Juan Basin Royalty Properties have been omitted from the Trust’s reserve disclosures, as they represent less than 5% of the Trust’s total reserves and future net revenues.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2001	1,647,580	27,837,477
Revisions to previous estimates	299,279	4,306,509)
Production	(107,382)	(1,220,464)
December 31, 2002	1,839,477	30,923,522
Revisions to previous estimates	798,050	2,038,687
Production	(97,149)	(1,521,282)
December 31, 2003	2,540,378	31,440,927
Revisions to previous estimates	(36,084)	(976,163)
Production	(93,100)	(1,298,070)
December 31, 2004	2,411,194	29,166,694
Proved Developed Reserves:
December 31, 2001	1,609,580	13,703,038
December 31, 2002	1,789,477	30,164,322
December 31, 2003	2,487,378	30,953,927
December 31, 2004	2,346,194	28,501,694

•        The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 2004, 63,000 Bbls; 2003, 80,000 Bbls; and 2002, 79,000 Bbls.

•        The Hugoton Royalty represents 24%, 23%, and 38% of the estimated proved oil, condensate and natural gas liquids reserves and 36%, 42%, and 44% of the estimated proved natural gas reserves as of December 31 of 2004, 2003 and 2002, respectively.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2004	2003	2002
	(In thousands)
The Trust’s proportionate share of future gross proceeds	$328,533	$310,365	$249,610
Less the Trust’s proportionate share of—Future operating costs	(103,173)	(89,163)	(76,163)
Future capital costs	(3,187)	(3,295)	(2,389)
Future royalty income	222,173	217,907	171,058
Discount at 10% per annum	(130,044)	(126,145)	(97,273)
Standardized measure of future royalty income from proved oil and gas reserves	$92,129	$91,762	$73,785

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2004	2003	2002
	(In thousands)
Standardized measure at beginning of year	$91,762	$73,785	$35,375
Revisions of previous estimates	(8,338)	8,871	9,320
Net changes in price and production costs	8,385	11,026	30,394
Royalty income	(8,855)	(9,299)	(4,841)
Accretion of discount	9,176	7,379	3,537
Net changes in standardized measure	368	17,977	38,410
Standardized measure at end of year	$92,129	$91,762	$73,785

•        The Hugoton Royalty represents approximately 56% and 42% of the standardized measure of future royalty income for 2004 and 2003, respectively.

•        Standardized measure at December 31, 2004 was calculated using natural gas prices of $6.19 per Mcf for Hugoton properties and $6.03 per Mcf for San Juan properties.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(8) Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2004:
Royalty income	$2,162,026	$2,187,806	$2,192,290	$2,313,112
Distributable income	$2,153,600	$2,171,040	$2,184,617	$2,305,242
Distributable income per unit	$1.1556	$1.1650	$1.1722	$1.2370
2003:
Royalty income	$2,074,269	$2,751,725	$2,300,957	$2,172,083
Distributable income	$2,066,928	$2,744,271	$2,290,593	$2,163,948
Distributable income per unit	$1.1091	$1.4726	$1.2291	$1.1612

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JP Morgan Chase Bank, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2004 and 2003, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004, in conformity with the basis of accounting described in Note 3.

KPMG LLP
Houston, Texas
March 14, 2005

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

•        Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith. While the Trust has no reason to believe its reliance upon experts is unreasonable, its reliance on experts and limited access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

Management’s Report on Internal Control over Financial Reporting.   In accordance with Release No. 50754 by the SEC on November 30, 2004 and as permitted by paragraph (b) of the SEC’s exemptive order, the Trustee is not filing “Management’s annual report on internal control over financial reporting,” required by Item 308(a) of Regulation S-K, and the related “Attestation report of the independent registered public accounting firm,” required by Item 308(b) of Regulation S-K. This information will be provided by an amendment not later than 45 days after March 16, 2005. Based upon testing performance as of the date of the filing of this Form 10-K, the Trustee has not identified any material weakness in its internal control over financial reporting, and the Trusts’s independent registered public accounting firm has not identified such a material weakness and has communicated this finding to the Trustee. However, as a result of the Trust’s ongoing evaluation of internal control over financial reporting, weaknesses or deficiencies may be identified, either alone or in combination with others, that may be considered a material weakness.

The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 will be audited by KPMG LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.   In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust’s last fiscal quarter, no change in the Trust’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.   Other Information.

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

However, employees of the Trustee must comply with the bank’s code of ethics. The Trust does not have a board of directors, and therefore does not have an audit committee, an audit committee financial expert, or a nominating committee.

Item 11.   Executive Compensation.

Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

(a)         Security Ownership of Certain Beneficial Owners.

The following information has been taken from filings with the Securities and Exchange Commission on Schedules 13D and 13G and Form 4.

Title of Class of Voting Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	Alpine Capital, L.P.
	201 Main Street, Suite 3100
	Fort Worth, Texas 76102	206,616	(2)	11.1%
Units of Beneficial Interest	Beck, Mack & Oliver LLC
	360 Madison Avenue, 20th Floor
	New York, NY 10017	306,057	(3)	16.4%

(1)          Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be “beneficially” owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2)          Information obtained from Schedule 13D Amendment No. 40 filed January 28, 2005 of Alpine Capital, L.P. (“Alpine”), Robert W. Bruce III, Algenpar, Inc. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Mr. Bruce, by virtue of his position as a general partner of Alpine may be deemed to be a beneficial owner of the 206,616 units owned by Alpine with shared voting and dispositive power with respect to all of such units. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, may also be deemed to be a beneficial owner of the 206,616 units owned by Alpine with shared voting and dispositive power with respect to all of such units.

(3)          Information obtained from Schedule 13G filed January 26, 2005 of Beck, Mack & Oliver LLC (“BMO”). BMO has sole voting power over 291,473 of such units and shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

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

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2004 and 2003 and fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees (1)	$220,000	$145,200
Audit related fees	—	—
Tax fees (2)	40,000	43,000
All other fees	—	—
Total fees	$260,000	$188,200

1)               Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting (2004 only) and reimbursement for travel related expenses. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

2)               Tax fees consist of fees related to the Mesa Royalty Trust’s tax information for its unitholders paid in 2004 related to 2003 tax work. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference JPMorgan Chase Bank, N.A. is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.)

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

MESA ROYALTY TRUST
By	JPMORGAN CHASE BANK, N.A., TRUSTEE
By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President & Trust Officer

March 14, 2005

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