Form 10-Q
period 2005-03-31
MESA ROYALTY TRUST/TX
filed 2005-05-10
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 1-7884

MESA ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	74-6284806
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

        As of May 6, 2005—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Royalty income	$2,539,241	$2,162,026
Interest income	3,615	2,198
General and administrative expense	(20,004)	(10,624)

Distributable income	$2,522,852	$2,153,600

Distributable income per unit	$1.3538	$1.1556

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and short-term investments	$2,519,237	$2,302,407
Interest receivable	3,615	2,835
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(33,605,913)	(33,480,967)

Total assets	$11,414,973	$11,322,309

LIABILITIES AND TRUST CORPUS
Distributions payable	$2,522,852	$2,305,242
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	8,892,121	9,017,067

Contingencies	—	—
Total liabilities and trust corpus	$11,414,973	$11,322,309

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Trust corpus, beginning of period	$9,017,067	$9,547,692
Distributable income	2,522,852	2,153,600
Distributions to unitholders	(2,522,852)	(2,153,600)
Amortization of net overriding royalty interest	(124,946)	(137,704)

Trust corpus, end of period	$8,892,121	$9,409,988

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1—TRUST ORGANIZATION

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP"), the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips (successor by merger to Conoco, Inc.). ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of BP Amoco. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. All of the San Juan Basin Royalty Properties located in New Mexico and a few wells located in Southwest Colorado near the New Mexico border, are operated by ConocoPhillips. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

        Unless sooner terminated, the Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $250,000 for two successive years. Net revenues are calculated as royalty and interest income after administrative expenses of the Trust. The Trust may be terminated at any time by a vote of unitholders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of Joseph P. Kennedy, late father of the late President of the United States, John F. Kennedy.

        Upon the termination of the Trust, the Trustee shall sell for cash all the assets. The Trustee shall as promptly as possible distribute the proceeds of any such sales and any other cash according to the respective interests and rights of the unitholders, after paying, satisfying and discharging all the liabilities of the Trust, or, when necessary, setting up reserves in such amounts as Trustee in its discretion deems appropriate for contingent liabilities.

        In the event that any property which the Trustee is required to sell is not sold by the Trustee within three years after the termination of the Trust, the Trustee shall cause such property to be sold at public auction to the highest cash bidder. Notice of such sale by auction shall be mailed at least thirty days prior to such sale to each unitholder at his address as it appears upon the books of the Trustee.

NOTE 2—BASIS OF PRESENTATION

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank, N.A., ("Trustee") in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2004 Annual Report on Form 10-K.

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

Note 3—PNR LEGAL PROCEEDINGS

        PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR's gathering systems connected to PNR's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $30.0 million related to the cost of production claims and approximately $40.0 million related to the helium claims, plus prejudgment interest. PNR has advised that the Trust's share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim.

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

        However, either through a negotiated settlement or court ruling, PNR could have to pay some part of the cost of production claim. PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability could have a material adverse effect on the Trust's Royalty income and distributable income for the quarterly reporting period in which such liability is recorded and subsequent reporting periods until the Trust's share of such amounts are recouped by PNR from future Royalty income.

        Entry of a final judgment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which liability is recorded and during periods required for PNR to recoup any additional amounts. However, no estimate of a range of loss can be made at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 7 to the financial statements in the Trust's 2004 Annual Report on Form 10-K. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

        The Trust is a passive entity whose purposes are limited to: (1) converting the Royalties to cash, either by retaining them and collecting the proceeds of production (until production has ceased or the Royalties are otherwise terminated) or by selling or otherwise disposing of the Royalties; and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by the Trustee as a reserve for liabilities or for distribution.

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

	Three Months Ended March 31,
	2005		2004
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$2,914,774	$839,092	$2,343,904	$631,879
Less the Trust's proportionate share of:
Capital costs recovered(2)	(203,633)	—	(98,669)	—
Operating costs	(760,657)	(80,755)	(638,700)	(72,081)
Interest on cost carryforward	2,869	—	(4,307)	—
Withheld Revenue	(172,449)	—	—	—

Royalty income	$1,780,904	$758,337	$1,602,228	$559,798

Average sales price	$5.41	$33.66	$4.41	$22.88

Net production volumes attributable to the Royalty(3)	329,323	22,532	363,220	24,463

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. The cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost/(gain) carryforward resulting from the Fruitland Coal drilling program was ($211,541) and $219,712 at March 31, 2005 and March 31, 2004, respectively, and relates solely to the San Juan Basin Colorado properties.

(3)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
Royalty income	$2,539,241	$2,162,026
Interest income	3,615	2,198
General and administrative expense	(20,004)	(10,624)

Distributable income	$2,522,852	$2,153,600

Distributable income per unit	$1.3538	$1.1556

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,539,241 in the first quarter 2005, an increase of approximately 17% as compared to $2,162,026 in the first quarter 2004, primarily as a result of higher natural gas and natural gas liquid prices in the first quarter 2005 as compared to the first quarter of 2004, offset slightly by decreased production.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2005 was $2,522,852, representing $1.3536 per unit, compared to $2,153,600, representing $1.1556 per unit, for the first quarter ended March 31, 2004. Based on 1,863,590 units outstanding for the quarters ended March 31, 2005 and 2004, respectively, the per unit distributions were as follows:

	2005	2004
January	$.4446	$.3928
February	.4498	.3613
March	.4592	.4015

	$1.3536	$1.1556

Hugoton Field

        Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 56% of the Royalty income of the Trust during the first quarter of 2005.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Tenaska, Greely Gas, Oneok Gas Marketing, Inc., and Anadarko Energy Services, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2005 compared to the first quarter of 2004.

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

        Royalty income attributable to the Hugoton Royalty increased to $1,393,175 in the first quarter of 2005, from $1,154,781 in the first quarter of 2004 primarily due to increases in natural gas prices from the Hugoton Royalty Properties. The average price received in the first quarter of 2005 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $6.15 per Mcf and $34.95 per barrel, respectively, as compared to $4.43 per Mcf and $21.98 per barrel, respectively, in the first quarter of 2004. Net production attributable to the Hugoton Royalty decreased to 157,864 Mcf of natural gas and 12,083 barrels of natural gas liquids in the first quarter of 2005 from 192,252 Mcf of natural gas and 13,790 barrels of natural gas liquids in the first quarter of 2004. Actual production volumes from the Hugoton properties decreased to 204,544 Mcf of natural gas and 12,082 barrels of natural gas liquids in the first quarter of 2005 as compared to 242,496 Mcf of natural gas and 13,788 barrels of natural gas liquids for the same period in 2004 as a result of natural production decline.

        The Hugoton capital expenditures and operating costs did not change significantly in the first quarter 2005 compared to the first quarter 2004.

        Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2005 through September 30, 2005, at 129.5 Bcf of gas, compared with 143.5 Bcf of gas during the same period last year.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties are located in the state of New Mexico. The royalty income was $1,146,067 during the first quarter of 2005 as compared with Royalty income of $1,007,245 in the first quarter of 2004. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in the first quarter of 2005 from the San Juan Basin Royalty Properties. Net production attributable to the San Juan Basin Royalty located in New Mexico was 138,232 Mcf of natural gas and 10,449 barrels of natural gas liquids in the first quarter of 2005, as compared to 170,968 Mcf of natural gas and 10,673 barrels of natural gas liquids in the first quarter of 2004. The average price received in the first quarter of 2005 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $5.86 per Mcf and $32.16 per barrel, respectively, compared to $4.39 per Mcf and $24.05 per barrel during the same period in 2004. Actual production volumes attributable to the San Juan Basin properties decreased to 249,973 Mcf of natural gas and 12,961 barrels of natural gas liquids in the first quarter of 2005 as compared to 268,068 Mcf of natural gas and 13,668 barrels of natural gas liquids for the same period in 2004 as a result of natural production decline.

        Capital expenditures on these properties were $198,784 in the first quarter of 2005, an increase of approximately 416% as compared to $38,552 in the first quarter 2004, primarily as a result of a number of unit expansions being setup in the San Juan Basin-New Mexico property. Operating costs were $535,579 in the first quarter 2005, an increase of approximately 17% as compared to $459,393 in the first quarter 2004, primarily as a result of increased costs due to weather conditions.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 64% of the Trust's estimated reserves as of December 31, 2004. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust's reserves as of December 31, 2004.

        The Colorado portion of the San Juan Basin Royalty properties has paid off the Fruitland Coal drilling program costs as of December 2004; however, subsequent earnings now totaling $214,411 have not yet been remitted. Since Royalty income for the Trust is recorded on a cash basis, the first quarter 2005 earnings of $172,449 cannot be recognized as income for the quarter ended March 31, 2005.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting its reliance on information from third parties and scope of disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that are not subject to change or modification by the Trustee or its employees. The contractual limitations and reliance that may undermine otherwise effective disclosure controls and procedures include:

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

  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may also undermine otherwise effective disclosure controls and procedures.

        The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

        Changes in Internal Control Over Financial Reporting.    In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust's last fiscal quarter, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the working interest owners.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR's gathering systems connected to PNR's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $30.0 million related to the cost of production claims and approximately $40.0 million related to the helium claims, plus prejudgment interest. PNR has advised that the Trust's share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim.

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

        However, either through a negotiated settlement or court ruling, PNR could have to pay some part of the cost of production claim. PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability could have a material adverse effect on the Trust's Royalty income and distributable income for the quarterly reporting period in which such liability is recorded and subsequent reporting periods until the Trust's share of such amounts are recouped by PNR from future Royalty income.

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

MESA ROYALTY TRUST
By:	JPMORGAN CHASE BANK, N.A., as Trustee
By:	Mike Ulrich Vice President

        Date: May 10, 2005

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
MESA ROYALTY TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)
MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA ROYALTY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES