Form 10-Q
period 2005-09-30
MESA ROYALTY TRUST/TX
filed 2005-11-09
CIK 313364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

As of November 9, 2005—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty income	$2,396,815	$2,192,290	$7,180,617	$6,542,122
Interest income	4,340	2,848	11,500	7,475
General and administrative expense	(14,021)	(10,521)	(53,633)	(40,340)
Distributable income	$2,387,134	$2,184,617	$7,138,484	$6,509,257
Distributable income per unit	$1.2809	$1.1722	$3.8305	$3.4928
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and short-term investments	$2,382,794	$2,302,407
Interest receivable	4,340	2,835
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(33,852,142)	(33,480,967)
Total assets	$11,033,026	$11,322,309
LIABILITIES AND TRUST CORPUS
Distributions payable	$2,387,134	$2,305,242
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	8,645,892	9,017,067
Total liabilities and trust corpus	$11,033,026	$11,322,309

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$8,769,240	$9,279,396	$9,017,067	$9,547,692
Distributable income	2,387,134	2,184,617	7,138,484	6,509,257
Distributions to unitholders	(2,387,134)	(2,184,617)	(7,138,484)	(6,509,257)
Amortization of net overriding royalty interest	(123,348)	(176,794)	(371,175)	(445,090)
Trust corpus, end of period	$8,645,892	$9,102,602	$8,645,892	$9,102,602

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

Note 3—PNR Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $34.0 million related to the cost of production claims and approximately $42.0 million related to the helium claims, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim.

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

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES

Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended September 30,
	2005		2004
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$2,999,939	$767,817	$2,726,097	$628,330
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(270,400)	—	(279,217)	—
Operating costs	(984,829)	(73,069)	(807,952)	(73,115)
Interest on cost carryforward	—	—	(1,853)	—
Withheld revenues(3)	(42,642)	—	—	—
Royalty income	$1,702,067	$694,748	$1,637,075	$555,215
Average sales price	$6.14	$32.75	$5.41	$25.27
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(4)	277,378	21,212	302,663	21,975

	Nine Months Ended September 30,
	2005		2004
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$8,650,186	$2,348,432	$7,580,457	$1,899,595
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(720,431)	—	(507,058)	—
Operating costs	(2,520,359)	(241,663)	(2,205,306)	(217,589)
Interest on cost carryforward	—	—	(7,977)	—
Withheld revenues(3)	(335,548)	—	—	—
Royalty income	$5,073,848	$2,106,769	$4,860,116	$1,682,006
Average sales price	$5.97	$32.41	$4.84	$24.29
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(4)	849,981	65,004	1,005,043	69,245

(1)          Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)          Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $0 and $80,447 at September 30, 2005 and September 30, 2004, respectively. The cost carryforward at September 30, 2005 and September 30, 2004 relate solely to the San Juan Basin Colorado properties.

(3)          The Colorado portion of the San Juan Basin Royalty properties has paid off the Fruitland Coal drilling program costs as of December 2004; however subsequent cumulative earnings totaling $390,150 have not yet been remitted to the Trust. Since Royalty income for the Trust is recorded on a cash basis, Royalty income for the three and nine months ended September 30, 2005 of $42,642 and $335,548, respectively, cannot be recognized.

(4)          Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005	2004
Royalty income	$2,396,815	$2,192,290
Interest income	4,340	2,848
General and administrative expense	(14,021)	(10,521)
Distributable income	$2,387,134	$2,184,617
Distributable income per unit	$1.2809	$1.1722
Units outstanding	1,863,590	1,863,590

The Trust’s Royalty income was $2,396,815 in the third quarter 2005, an increase of approximately 9% as compared to $2,192,290 in the third quarter 2004, primarily as a result of higher natural gas and natural gas liquid prices in the third quarter of 2005 as compared to the third quarter of 2004, partially offset by decreased production.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2005 was $2,387,134, representing $1.2809 per unit, compared to $2,184,617, representing $1.1722 per unit, for the quarter ended September 30, 2004. Based on 1,863,590 units outstanding for the quarters ended September 30, 2005 and 2004, respectively, the per unit distributions were as follows:

	2005	2004
July	$0.4563	$0.3638
August	0.3984	0.4069
September	0.4262	0.4015
	$1.2809	$1.1722

Hugoton Field

Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 53% of the Royalty income of the Trust during the third quarter of 2005.

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

In June 1994, PNR entered into a Gas Transportation Agreement (“Gas Transportation Agreement”) with Western Resources, Inc. (“WRI”) for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR has extended the contract to June 1, 2006. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR’s Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service (“Oneok”).

Royalty income attributable to the Hugoton Royalty Properties increased to $1,277,121 in the third quarter of 2005, as compared to $1,267,494 in the third quarter of 2004 primarily due to increased gas prices received from the Hugoton Royalty Properties. The average price received in the third quarter of 2005 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $6.55 per Mcf and $34.02 per barrel, respectively, compared to $5.71 per Mcf and $25.95 per barrel during the same period in 2004. Net production attributable to the Hugoton Royalty was 139,111 Mcf of natural gas and 10,757 barrels of natural gas liquids in the third quarter of 2005 compared to 170,586 Mcf of natural gas and 11,308 barrels of natural gas liquids in the third quarter of 2004. Actual production volumes attributable to the Hugoton properties decreased to 192,621 Mcf of natural gas and 10,763 barrels of natural gas liquids in the third quarter of 2005 as compared to 220,071 Mcf of natural gas and 11,309 barrels of natural gas liquids for the same period in 2004 as a result of natural production decline.

Capital expenditures on these properties were $61,585 in the third quarter of 2005, as compared to $8,770 in the third quarter of 2004. Operating costs were $288,350 in the third quarter of 2005, a decrease of approximately 6% as compared to $273,046 in the third quarter of 2004.

Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the “KCC”) based on the level of market demand. The KCC has set the Hugoton field allowable for the period October 1, 2005 through March 31, 2006, at 122.1 Bcf of gas, compared with 132.6 Bcf of gas during the same period last year.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,119,694 during the third quarter of 2005 as compared with $924,796 in the third quarter of 2004. The increase in Royalty income was due primarily to increased natural gas prices in the third quarter of 2005 as compared to the third quarter of 2004. The average price received in the third quarter of 2005 for natural gas sold from the San Juan Basin Royalty Properties was $5.72 per Mcf and $31.45 per barrel, respectively, compared to $5.02 per Mcf and $24.54 per barrel during the same period in 2004. Net production attributable to the San Juan Basin Royalty was 138,267 Mcf of natural gas and 10,455 barrels of natural gas liquids in the third quarter of 2005 as compared to 132,077 Mcf of natural gas and 10,667 barrels of natural gas liquids in the third quarter of 2004. Actual production volumes attributable to the San Juan Basin properties decreased to 263,037 Mcf of natural gas and 12,779 barrels of natural gas liquids in the third quarter of 2005 as compared to 263,010 Mcf of natural gas and 13,648 barrels of natural gas liquids for the same period in 2004 as a result of natural production decline.

Capital expenditures on these properties were $208,815 in the third quarter of 2005, an increase of less than 1% as compared to $207,720 in the third quarter of 2004. Operating costs were $577,230 in the third quarter of 2005, an increase of approximately 11% as compared to $522,206 in the third quarter of 2004.

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

The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves as of December 31, 2004. The Colorado portion of the San Juan Basin Royalty properties recovered its costs of the Fruitland Coal drilling program costs as of December 2004; however, subsequent cumulative earnings totaling $390,150 have not been remitted to the Trust. Since Royalty income is recorded on a cash basis, Royalty income of $42,642 for the three months ended September 30, 2005 cannot be recognized.

Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
Royalty income	$7,180,617	$6,542,122
Interest income	11,500	7,475
General and administrative expense	(53,633)	(40,340)
Distributable income	$7,138,484	$6,509,257
Distributable income per unit	$3.8305	$3.4928
Units outstanding	1,863,590	1,863,590

The Trust’s Royalty income was $7,180,617 ($3.8305 per unit) for the nine months ended September 30, 2005, an increase of approximately 10% as compared to $6,542,122 ($3.4928 per unit) for the nine months ended September 30, 2004, primarily as a result of higher natural gas and natural gas liquid prices in the first nine months of 2005 as compared to the first nine months of 2004, partially offset by decreased production.

Hugoton Field

Royalty income attributable to the Hugoton Royalty Properties increased to $3,820,772 for the nine months ended September 30, 2005 from $3,653,249 for the same period in 2004 primarily due to increases in natural gas and natural gas liquid production from the Hugoton Royalty Properties. The average price received in the first nine months of 2005 for natural gas and natural gas liquids sold from the Hugoton field was $6.23 per Mcf and $32.91 per barrel, compared to $5.17 per Mcf and $24.08 per barrel during the same period in 2004. Net production attributable to the Hugoton Royalty Properties decreased to 432,001 Mcf of natural gas and 34,318 barrels of natural gas liquids for the nine months ended September 30, 2005 as compared to 531,865 Mcf of natural gas and 37,521 barrels of natural gas liquids for the nine months ended September 30, 2004. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 588,179 Mcf of natural gas and 34,310 barrels of natural gas liquids in the nine months ended September 30, 2005 as compared to 682,339 Mcf of natural gas and 37,524 barrels of natural gas liquids for the same period in 2004 as a result of natural production decline.

San Juan Basin

Royalty income attributable to the New Mexico San Juan Basin Royalty Properties increased to $3,359,845 for the first nine months of 2005 compared to $2,888,873 in the first nine months of 2004. The increase in Royalty income was due primarily to increased natural gas and natural gas liquid prices in the first nine months of 2005 from the San Juan Basin properties. The average price received in the nine months ended September 30, 2005 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $5.70 per Mcf and $31.85 per barrel, respectively, compared to $4.46 per Mcf and $24.54 per barrel during the same period in 2004. Net production attributable to the San Juan Basin Royalty Properties decreased to 417,980 Mcf of natural gas and 30,686 barrels of natural gas liquids for the nine months ended September 30, 2005 as compared to 473,178 Mcf of natural gas and 31,724 barrels of natural gas liquids for the nine months ended September 30, 2004. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 772,330 Mcf of natural gas and 38,273 barrels of natural gas liquids in the nine months ended September 30, 2005 as compared to 793,576 Mcf of natural gas and 40,589 barrels of natural gas liquids for the same period in 2004 as a result of natural production decline.

The Colorado portion of the San Juan Basin Royalty properties recovered its costs of the Fruitland Coal drilling program costs as of December 2004; however, subsequent cumulative earnings totaling $390,150 have not been remitted to the Trust. Since Royalty income is recorded on a cash basis, Royalty income of $335,548 for the nine months ended September 30, 2005 cannot be recognized.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk.

The Trust does not utilize market risk sensitive instruments. However, see the discussion of marketing by the working interest owners above.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Item 5.   Legal Proceedings.

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a “cost of production”, and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $34.0 million related to the cost of production claims and approximately $42.0 million related to the helium claims, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could exceed $2.6 million for the cost of production claim and $2.8 million for the helium claim.

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

		SEC File or Registration Number	Exhibit Number
4(a)	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
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

Mesa Royalty Trust
By:	/s/ JPMorgan Chase Bank, N.A., Trustee
By:
Mike Ulrich
Vice President & Trust Officer

Date: November 9, 2005

The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.