Form 10-K
period 2005-12-31
MESA ROYALTY TRUST/TX
filed 2006-03-16
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-7884

Mesa Royalty Trust

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-6284806 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
Registrant’s telephone number, including area code: 800-852-1422

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange On
Title of Each Class	Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
                              Large accelerated filer ☐                   Accelerated filer ☒                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2005, of $64.65 was approximately $120,481,094.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 14, 2006, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None

Note Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under “Item 1A. Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The Trust was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the “Royalty”) in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the “Royalty Properties”). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership (“MLP”), which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc. (“ConocoPhillips”). ConocoPhillips sold most of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. All of the San Juan Basin Royalty Properties located in New Mexico and a few wells in Southwest Colorado, near the New Mexico border, are operated by ConocoPhillips. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the New Mexico San Juan Basin Royalty Properties and BP refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms “working interest owner” and “working interest owners” generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

The terms of the Mesa Royalty Trust Indenture (the “Trust Indenture”) provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for each of two successive years is less than $250,000 per year or (ii) a vote of the unitholders in favor of termination. Royalty income of the Trust was $10,568,610 and $8,855,234 for the years 2005 and 2004, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the

Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 14, 2006.

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

Producing Acreage and Wells as of December 31, 2005

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

Hugoton

The principal property interest conveyed to the Trust accounts for approximately 28% of the Trust’s reserves and was carved out of PNR’s working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

San Juan Basin

The Trust’s interest in the San Juan Basin was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves, including a few wells located in Southwestern Colorado, retained by ConocoPhillips represent approximately 72% of the Trust’s reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to ConocoPhillips on April 30, 1991. ConocoPhillips subsequently sold its underlying interest in substantially all of the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP. See
“—Description of the Trust” under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves.

San Juan Basin Fruitland Coal Drilling

In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2005, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled in the unit, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

The gas that is currently being produced from these wells is being sold on the spot market, although the working interest owner has advised the Trust that it will also consider selling some of the gas produced from these wells pursuant to longer term contracts at spot market prices.

Aggregate drilling and completion costs for the entire Fruitland Coal development program were approximately $18.4 million. The Trust’s share of the total expenditures was approximately $2.4 million. The Trust’s share of the cost of drilling and completing the Fruitland Coal wells was subject to recovery by the working interest owner on a state-by-state basis before distributions were made from the San Juan Basin Royalty. In December 1992, after recovery by the working interest owner of the costs of the Fruitland Coal drilling in New Mexico, distributions from the New Mexico portion of the San Juan Basin Royalty resumed. No distributions related to the Colorado portion of the San Juan Basin Royalty have been made since 1990.  The costs related to the San Juan Basin, Colorado portion were recovered in December 2004. However, subsequent cumulative earnings totaling $582,849 have not yet been remitted to the Trust. Since Royalty income for the Trust is recorded on a cash basis, Royalty income of $543,989 and $38,860 for years ended December 31, 2005 and 2004, respectively, cannot be recognized.  The Trustee is currently pursuing receipt of these proceeds; but is unable to currently estimate when the Trust can expect to begin receiving proceeds from the Colorado portion of the San Juan Basin Royalty.  The San Juan Basin development drilling program had no effect on Royalty income or distributions relating to the Hugoton Royalty.

Reserves

A study of the proved oil and gas reserves attributable to the Hugoton Royalty as of December 31, 2005 has been made by PNR. The following letter relating to the “Reserves and Revenue as of December 31, 2005 From Certain Properties Owned by Mesa Royalty Trust” (the “Hugoton Reserve Report”) summarizes such reserve study. References to the reserves of the Trust and the future net revenue and present worth attributable to the Trust interest in the Hugoton Reserve Report refer to the Trust’s interest in the Hugoton Royalty Properties. The Hugoton Reserve Report reflects estimated reserve quantities and future net revenue in a manner which is based upon a month of production without regard to time of receipt by the Trust and which differs from the manner in which the Trust recognizes and accounts for its royalty income.

A study of the proved oil and gas reserves attributable to the New Mexico portion of the San Juan Basin Royalty as of December 31, 2005 has been made by ConocoPhillips, the working interest owner of such properties. The ConocoPhillips Reserve Report (together with the PNR Reserve Report, the “Reserve Reports”) beginning on page 8 regarding such properties reflects estimated reserve quantities.

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

Tuesday, February 28, 2006

MESA Royalty Trust
JP Morgan Chase (as Trustee)
700 Lavaca Street, 5th Floor
Austin, TX 78701-3102

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2005 of the extent and value of the proved natural gas liquids and natural gas reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as the "Trust." The interest appraised consists of a 10.29282% (percent) net profits overriding royalty interest in certain properties administered by Pioneer Natural Resources USA, Inc., hereinafter referred to as "Pioneer." These properties are located in the Kansas Hugoton and Panoma-Council Grove fields in Kansas. Pioneer is 100 percent owned by Pioneer Natural Resources Company, the successor to Mesa Limited Partnership.

The reserve estimates are based on a detailed study of the Trust's properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the state of development of the reservoir, and the quality and completeness of basic data.

Reserves in this report are expressed as gross reserves and net reserves.  Gross reserves are defined as the total estimated petroleum hydrocarbons remaining to be produced from the properties subsequent to December 31, 2005. Net reserves are defined as that portion of the gross reserves attributable to the Trust interest after deducting royalties and other interests owned by others.

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

Reserve and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined Pioneer and Trust interests (Combined Interest) in these properties. To calculate the net profits, the future net revenue for the aggregate of the Combined Interest in the subject properties was reduced by an overhead charge and by the deficit balance as described below if any.  In addition, because the net profits interest does not participate in plant and gathering expenses, a portion of the net revenue attributable to the plant interests was excluded from this calculation; the excluded portion is 35 percent of the plant revenue less 100 percent of the plant and gathering expenses. When the adjusted net revenue resulting from this calculation was greater than zero, it was multiplied by the factor of 10.29282% (percent) to arrive at the future net revenue of the Trust. If the adjusted revenue for the period was negative, the trust revenue was set to zero and interest was charged on the deficit balance. The beginning deficit balance as of December 31, 2005, was zero and no deficit is estimated for the life of the properties.

5205 N. O’CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

MESA Royalty Trust
February 28, 2006

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

The development status shown herein represents the status applicable on December 31, 2005. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 2005 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 2005 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of December 31, 2005. In these fields, this required that the production rates be estimated for up to three months, since production data for certain properties were available only through September 2005.

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

5205 N. O’CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

MESA Royalty Trust
February 28, 2006

Estimates of the net proved reserves attributable to the Trust, as of December 31, 2005, are as follows:

TOTAL PROVED RESERVES:
Natural Gas (Mcf)	9,507,815
Natural Gas Liquids (bbl)	534,000
PROVED DEVELOPED RESERVES
Natural Gas (Mcf)	9,507,815
Natural Gas Liquids (bbl)	534,000

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

•  Operating and Capital Costs—Estimates of operating costs based on current costs were used for the life of the properties with no increase in the future based on inflation. Future capital expenditures were estimated using 2005 values and were not adjusted for inflation.

The estimated future net revenue, future net cashflow and present worth discounted at 10% (percent) attributable to the Trust Interest for the life of the Trust is as follows.

TRUST INTEREST:

Future Net Revenue ($)[1]	124,867,867
Future Lease Operating Expenses ($)	8,190,452
Future Net Production Taxes ($)	2,092,727
Future Net Ad Valorem Taxes ($)	5,508,176
Future Net Overhead Expense ($)	10,629,879
Future Capital Expenditures ($)	0
Future Net Cashflow ($)	98,446,633
Present Worth at 10 Percent ($)[1]	43,857,652

1.       Future income tax expenses were not taken into account in the preparation of these estimates.

5205 N. O’CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

MESA Royalty Trust
February 28, 2006

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

Submitted,

`

Paul McDonald
Vice President Domestic Reservoir Engineering

5205 N. O’CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

CONOCOPHILLIPS INC.

LETTER REPORT

dated

FEBRUARY 28, 2006

on

RESERVES and REVENUE

as of

DECEMBER 31, 2005

from

CERTAIN PROPERTIES

owned by

MESA ROYALTY TRUST

Randall L. Darr	P. O. Box 2197
Manager—Reserves	Houston, Texas 77252
(281) 293-1404

February 28, 2006

Mesa Royalty Trust
JPMorgan Chase Bank
700 Lavaca, 2nd Floor
Austin, TX    78701-3102

Re:                            Mesa Royalty Trust Reserves as of December 31, 2005
San Juan Basin Properties, New Mexico

Gentlemen:

Pursuant to your request, estimates have been prepared as of December 31, 2005 of the extent and value of proved natural gas, condensate, and natural gas liquid reserves of certain properties owned by the Mesa Royalty Trust, hereinafter referred to as “MRT”. The MRT interest appraised consists of a 10.29282 percent net profits interest in certain San Juan Basin properties administered by ConocoPhillips.

Results are summarized. Then the key inputs are reviewed. Definitions and certain blanket assumptions are addressed in a separate section, below.

Key Results

A summary of estimated future cash flow and present worth attributable to the MRT interest as of December 31, 2005 is tabulated below, along with what was reported last year for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Interest (10.29282%)
San Juan Basin	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05
Future BFIT Cash Flow, M$	$135,647	$211,768	$7,272	$11,214	$142,919	$222,982
Present Worth @ 10%, M$	$53,865	$76,877	$3,279	$5,287	$57,144	$82,164

Compared to last year, future BFIT (Before Federal Income Tax) cash flow and present worth are higher for the conventional gas and the Fruitland Coal gas, due primarily to an increase in product prices and the associated increase in reserves.

2005 Mesa Royalty Trust Reserves
February 28, 2006

A summary of estimated future revenue, taxes, costs, cash flow, and present worth attributable to ConocoPhillips’ net reserves (on which the MRT cash flows are based) as of December 31, 2005 is shown in the table below. The 2004 numbers are included for comparison. All costs are year-end 2005 estimates and are not adjusted for inflation. Cash flow and present worth are reported on a BFIT basis.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
ConocoPhillips Net Interest
San Juan Basin	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05
Future Revenue, M$	$2,033,628	$3,038,092	$139,501	$182,800	$2,173,129	$3,220,892
Production & Ad Valorem Taxes, M$	$153,089	$220,288	$10,473	$14,412	$163,562	$234,700
Operating & Transportation Costs, M$	$533,510	$732,451	$56,560	$58,371	$590,070	$790,822
Abandonment Costs, M$	$5,508	$6,650	$699	$779	$6,207	$7,429
Capital Costs, M$	$23,637	$21,269	$1,116	$285	$24,753	$21,554
Future BFIT Cash Flow, M$	$1,317,884	$2,057,434	$70,653	$108,983	$1,388,537	$2,166,387
Deficit Balance, M$	0	0	0	0	0	0
Future BFIT Cash Flow Subject to MRT Interest, M$	$1,317,884	$2,057,434	$70,653	$108,983	$1,388,537	$2,166,387
Present Worth @ 10%, M$	$523,324	$746,902	$31,857	$51,369	$555,181	$798,271

ConocoPhillips’ future revenues, BFIT cash flows, and present worth are higher in 2005 due primarily to the increased product prices and the associated increase in reserves.

Capital costs are associated with projects required to maintain existing production of developed reserves and to produce undeveloped proved reserves. The capital budget focus is increasing towards conventional reservoirs due to a depleting drilling inventory of 160-acre Fruitland Coal infill wells.

Reserves

Estimates of the MRT net reserves as of December 31, 2005 are tabulated below. The MRT net reserves reported for the previous year are included for comparison.

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin
Developed + Undeveloped	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05
Natural Gas, MMscf	17,251	19,593	1,460	1,571	18,711	21,164
Condensate, Mbbl	63	68	0	0	63	68
Natural Gas Liquids, Mbbl	1,777	1,759	0	0	1,777	1,759

	Conventional Reservoirs		Fruitland Coal Reservoirs		Total All Reservoirs
MRT Net Proved Reserves San Juan Basin
Developed Only	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05
Natural Gas, MMscf	16,633	18,883	1,413	1,571	18,046	20,454
Condensate, Mbbl	63	68	0	0	63	68
Natural Gas Liquids, Mbbl	1,712	1,738	0	0	1,712	1,738

2005 Mesa Royalty Trust Reserves
February 28, 2006

Both MRT Proved Developed and Proved Undeveloped reserves increased in 2005 due to improvements in product price, and production uplifts from various work. The Proved Undeveloped Reserves are expected to be accessed in future years through an active development and re-completion program. The reserves values reflect natural gas shrinkage of 11.551 percent for conventional gas reservoirs due to processing and plant fuel use, and an average net back to producing properties of 61 percent of recovered natural gas liquids. The Fruitland Coal reservoir generally has dry gas (no natural gas liquids) and therefore is not subject to shrinkage due to liquids extraction.

Product Prices and Operating Costs

Product prices and operating costs used for year-end 2005 are shown in the tables below, along with those used last year for comparison. Prices and operating costs are held constant over the life of the properties.

The December 2005 product prices are higher than the December 2004 product prices.

Product Prices	December 2004	December 2005
Conventional Nat. Gas, $/Mscf	$5.03	$7.21
Coal Natural Gas, $/Mscf	$4.98	$7.14
Condensate, $/Bbl	$36.92	$55.88
Natural Gas Liquids, $/Bbl	$26.20	$37.95

Revenue and cash flow values in this report are based on product prices for the San Juan Basin effective on December 31, 2005. The gas price excludes a transportation and processing expense of $1.92 per Mcf ($1.49 per Mcf transportation + $0.43 per Mcf processing) for conventional gas and $0.93 per Mcf for Fruitland Coal gas. These fees have been accounted for as an expense since July 2003.  Starting in 2004, the MRT evaluation has combined the fees into a single rate.

The price also excludes combined production and ad valorem tax rates of 7.25 percent and 7.88 percent of revenue for Conventional and Fruitland Coal gas, respectively. These taxes compare with the 2004 rates of 7.53 percent for conventional gas and 7.51 percent for Fruitland Coal. The taxes and transportation expenses are also excluded from the annual per completion operating costs tabulated below.

	Net Active Completions		Operating Costs ($/compl/year)
Operating Costs	12/31/04	12/31/05	12/31/04	12/31/05
Conventional Gas	739	548	$13,955	$20,419
Fruitland Coal Gas	40	43	$66,619	$84,700

Operating expenses rose in 2005, as they usually do in a rising product price environment, due to increased demand for supplies and services.

Definitions and Assumptions

Reserves in this report are expressed as ConocoPhillips net reserves and MRT net reserves. ConocoPhillips net reserves are defined as ConocoPhillips’ net share of estimated petroleum hydrocarbons remaining to be produced from the properties after December 31, 2005, which are subject to the MRT agreement.

MRT net reserves are defined as that portion of the ConocoPhillips net reserves on which the Net Profits Payment to MRT is paid. Reserves attributable to the MRT interest are calculated by allocating to MRT a

2005 Mesa Royalty Trust Reserves
February 28, 2006

portion of the ConocoPhillips net reserves based on future cash flow. Because reserves volumes are estimated using future cash flow, a change in prices or costs will result in changes of reserves. Therefore, the MRT net reserves will vary if different price and cost assumptions are used.

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

Values shown herein are expressed in terms of future revenue, future cash flow, and present worth. Future revenue is that revenue which is expected to accrue from production and sale of the estimated net reserves. Future cash flow is calculated by deducting estimated production and ad valorem taxes, operating and transportation expenses, capital costs, and abandonment costs from the future revenue. Federal income taxes are not taken into account in the preparation of these estimates. Present worth is defined as future cash flow discounted at a specified discount rate of 10 percent, compounded monthly over the expected period of realization.

Compliance Certification

The information relating to estimated proved reserves (natural gas, condensate, and natural gas liquids), estimated future revenue from proved reserves, and present worth of cash flow contained in this report has been prepared in accordance with regulations of the Financial Accounting Standards Board and Securities and Exchange Commission.

Sincerely,

Randall Darr
BSS/

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

Moreover, the discounted present values in the Reserve Reports should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Reports use market prices as of the end of the year. These prices (having a weighted average of $7.87 per Mcf for Hugoton properties and $7.20 per Mcf for San Juan Basin properties as of December 31, 2005) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas from the Royalty Properties during 2005 was $6.43 per Mcf, representing a combination of contract prices and spot market prices.

The future net revenues shown by the Reserve Reports have not been reduced for costs and expenses of the Trust, which are expected to approximate $60,000 annually. The costs and expenses of the Trust may increase in future years, depending on the amount of Royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

Income, Production and Average Prices

Reference is made to “Summary of Royalty Income, Production and Average Prices” under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

CONTRACTS

Hugoton Field

Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 51% of the Royalty income of the Trust during 2005.

PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2005, these purchasers included Greely Gas and Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher in the year-ended December 31, 2005 as compared to the year-ended December 31, 2004.

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

Allowable rates of production in the Hugoton field are set by the KCC based on the level of market demand. The Hugoton field allowable for the period October 1, 2005 through March 31, 2006, was 122.1 billion cubic feet of gas, compared with 132.6 billion cubic feet of gas during the same period last year.

San Juan Basin

Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 49% of the Royalty income of the Trust during 2005. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990’s was affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. Since 2000, demand for natural gas has increased while supplies from production have remained tight. Average annual wellhead prices generally increased from $1.55 per Mcf in 1995 to $2.32 per Mcf in 1997 then decreased to $1.96 per Mcf in 1998. Since 2000, these prices have been $3.69 per Mcf in 2000, $4.02 per Mcf in 2001, $2.95 per Mcf in 2002, $5.09 per Mcf in 2003, $5.49 per Mcf in 2004 and $7.51 per MCF in 2005 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

Item 1A. Risk Factors.

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

Pending Litigation Against A Working Interest Owner Could Adversely Impact Distributable Income

As discussed in this Form 10-K under “Legal Proceedings,” PNR is party to a 1993 class action lawsuit. PNR has advised the Trust that if the plaintiffs were to prevail on the claims made in the lawsuit, PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plantiffs continue to be paid for a royalty share of the helium) could reach approximately $35 million related to the cost of production claim and approximately $18 million to $43 million related to the helium claim, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $2.1 million for the cost of production claim and $2.4 million for the helium claim plus prejudgment interest. PNR has not established any provision for the helium claim but has established a partial reserve for the cost of production claim for its own accounting purposes. PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability could have a material adverse effect on the Trust’s Royalty income and distributable income for the quarterly reporting period in which such liability is recorded and subsequent reporting periods until the Trust’s share of such amounts are recouped by PNR from future Royalty income.

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

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future revenues to be too high or too low.

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

The Trustee also relies entirely on reserve estimates and related information prepared by PNR ConocoPhillips. While the Trustee has no reason to believe the reserve estimates included in this report are not accurate, to the extent additional information exists that could affect their reserve estimates, the estimated reserves in these reports could also be too low.

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

The operators of the working interests are subject to extensive governmental regulation.

Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. These regulations and changes in regulations could have a material adverse effect on Royalty income payable to the Trust.

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

The Trustee relies upon the working interests owners for information regarding the Royalty Properties.

The Trustee relies on the working interest owners for information regarding the Royalty Properties.  The working interest owners control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims.  While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s periodic reports.  Under the terms of the Trust Indenture, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith.  While the Trustee has no reason to believe its reliance on experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness as compared to the management and oversight of entity forms other than trusts.

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

Item 1B. Unresolved Staff Comments.

There were no unresolved Securities and Exchange Commission comments as of December 31, 2005.

Item 2.   Properties.

Reference is made to Item 1 of this Form 10-K.

Item 3.   Legal Proceedings.

There are no pending legal proceedings to which the Trust is a named party. However, PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a “cost of production”, and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $35 million related to the cost of production claims and approximately $18 million to $43 million related to the helium claim plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $2.1 million for the cost of production claim and $2.4 million for the helium claim plus prejudgment interest.

However PNR believes it has valid defenses to the plaintiffs’ claims, and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself. PNR does not believe the costs it has deducted are a “cost of production”. The costs being deducted are post-production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties’ agreements.

PNR has also vigorously defended against plaintiffs’ claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases. In more recent filings with the court, plaintiffs asserted that an equal division between Pioneer and its royalty owners of the proceeds from helium would provide the most equitable result. PNR has not established a provision for the helium claim for its own accounting purposes or reserved any amounts for such claim from Royalty income to the Trust.

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

The Trustee has been advised by ConocoPhillips that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties.  While the working interest owner has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Unitholder Matters.

The units of beneficial interest of the Trust are traded on the New York Stock Exchange—ticker symbol “MTR”. The high and low sales prices and distributions per unit for each quarter in the two years ended  December 31, 2005 and December 31, 2004, were as follows:

	2005			2004
Quarter	High	Low	Distribution	High	Low	Distribution
First	$68.20	$58.65	$1.3537	$58.96	$51.60	$1.1556
Second	$67.85	$62.85	$1.1958	$59.70	$54.75	$1.1650
Third	$72.25	$64.00	$1.2809	$62.25	$54.50	$1.1722
Fourth	$73.70	$66.75	$1.8161	$71.25	$59.44	$1.2370

At March 7, 2006, the 1,863,590 units outstanding were held by 1,109 unitholders of record.

Item 6.   Selected Financial Data.

	2005	2004	2003	2002
Royalty income	$10,568,610	$8,855,234	$9,299,034	$4,841,115
Distributable income	$10,522,777	$8,814,499	$9,265,740	$4,814,201
Distributable income per unit	$5.6465	$4.7298	$4.9720	$2.5833
Total assets at year end	$11,905,561	$11,322,309	$11,711,640	$11,431,621

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

Financial Review

Years 2005 and 2004

	Years Ended December 31,
	2005	2004
Royalty income	$10,568,610	$8,855,234
Interest income	17,780	10,823
General and administrative expenses	(63,613)	(51,558)
Distributable income	$10,522,777	$8,814,499
Distributable income per unit	$5.6465	$4.7298

The Trust’s Royalty income was $10,568,610 in 2005, an increase of approximately 19% as compared to $8,855,234 in 2004, primarily as a result of higher prices of natural gas in 2005.

Royalty income from the Hugoton Royalty Properties was $5,441,802 in 2005, an increase of approximately 13%, as compared to $4,821,361 in 2004, primarily as a result of higher prices of natural gas in 2005.

The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $6.62 per Mcf and $34.44 per barrel, respectively, in 2005 as compared to $5.28 per Mcf and $25.50 per barrel, respectively, in 2004. Net production attributable to the Hugoton Royalty was 591,015 Mcf of natural gas and 44,404 barrels of natural gas liquids in 2005 as compared with 675,120 Mcf of natural gas and 49,359 barrels of natural gas liquids in 2004. Actual production volumes attributable to the Hugoton properties were 786,935 Mcf of natural gas and 44,425 barrels of natural gas liquids in 2005 as compared with 892,353 Mcf of natural gas and 49,391 barrels of natural gas liquids in 2004.

Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $5,126,808 in 2005 as compared to $4,033,873 in 2004, an increase of 27%. The increase in Royalty income was due to increased natural gas and natural gas liquids prices in 2005. No Royalty income was received from the San Juan Basin Royalty Properties located in the State of Colorado in 2005 or 2004 other than a few wells retained by ConocoPhillips. Although, the Colorado properties have recouped all costs related to the Fruitland Coal drilling program as of December 2004, BP as the operator did not remit cumulative earnings of $582,849 to the Trust. Since Mesa Royalty Trust is a cash basis entity, the $543,989 and $38,860 cannot be recognized as income for the years ended December 31, 2005 and 2004, respectively.

The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties was $6.24 per Mcf and $34.37 per barrel, respectively, in 2005 compared with $4.64 per Mcf and $26.14 per barrel, respectively, in 2004. Net production attributable to the San Juan Basin Royalty was 589,652 Mcf of natural gas and 42,112 barrels of natural gas liquids, oil and condensate in 2005 as compared to 622,950 Mcf of natural gas and 43,741 barrels of natural gas liquids, oil and condensate in 2004. Actual production volumes attributable to the San Juan Basin properties was 1,038,065 Mcf of natural gas and 51,331 barrels of natural gas liquids, oil and condensate in 2005 as compared with 1,070,437 Mcf of natural gas and 55,890 barrels of natural gas liquids, oil and condensate in 2004.

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

Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $4,033,873 in 2004 as compared to $4,021,525 in 2003, an increase of 0.3%. The increase in Royalty income was due to increased natural gas and natural gas liquids prices in 2004. No Royalty income was received from the San Juan Basin Royalty Properties located in the State of Colorado in 2004 or 2003 other than a few wells retained by ConocoPhillips. Although, the Colorado properties have paid off the Fruitland Coal drilling program costs as of December 2004, the BP operators did not remit the December 2004 earnings of $38,860 (net interest of $233) to the Trust. Since Mesa Royalty Trust is a cash basis entity, the $38,860 cannot be recognized as income for the year ended December 31, 2004.

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

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)

	Hugoton		San Juan Basin		Total
	Natural Gas	Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)	Natural Gas	Oil, Condensate and Natural Gas Liquids(2)
Year ended December 31, 2005:
The Trust’s proportionate share of—
Gross proceeds(1)	$5,203,899	$1,529,284	$7,388,469	$1,764,397	$12,592,368	$3,293,681
Less the Trust’s proportionate share of—
Capital costs recovered(2)	(160,042)	—	(693,556)	—	(853,598)	—
Operating costs	(1,131,339)	—	(2,471,497)	(317,016)	(3,602,836)	(317,016)
Withheld revenues(3)	—	—	(543,989)	—	(543,989)	—
Royalty income	$3,912,518	$1,529,284	$3,679,427	$1,447,381	$7,591,945	$2,976,665
Average sales price	$6.62	$34.44	$6.24	$34.37	$6.43	$34.41
Net production volumes attributable to the Royalty	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
paid(4)	591,015	44,404	589,652	42,112	1,180,667	86,516
Year ended December 31, 2004:
The Trust’s proportionate share of—
Gross proceeds(1)	$4,707,717	$1,258,655	$5,499,710	$1,461,209	$10,207,427	$2,719,864
Less the Trust’s proportionate share of—
Capital costs recovered(2)	(103,035)	—	(634,318)	—	(737,353)	—
Operating costs	(1,041,976)	—	(1,927,715)	(317,826)	(2,969,691)	(317,826)
Interest on cost carryforward	—	—	(8,327)	—	(8,327)	—
Withheld revenues(3)	—	—	(38,860)	—	(38,860)	—
Royalty income	$3,562,706	$1,258,655	$2,890,490	$1,143,383	$6,453,196	$2,402,038
Average sales price	$5.28	$25.50	$4.64	$26.14	$4.97	$25.80
Net production volumes attributable to the Royalty	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
paid(4)	675,120	49,359	622,950	43,741	1,298,070	93,100
Year ended December 31, 2003:
The Trust’s proportionate share of—
Gross proceeds(1)	$5,347,000	$1,167,303	$5,270,667	$1,269,454	$10,617,667	$2,436,757
Less the Trust’s proportionate share of—
Capital costs recovered(2)	(156,881)	—	(255,722)	—	(412,603)	—
Operating costs	(1,079,913)	—	(1,929,233)	(310,950)	(3,009,146)	(310,950)
Interest on cost carryforward	—	—	(22,691)	—	(22,691)	—
Withheld revenues(3)	—	—	—	—	—	—
Royalty income	$4,110,206	$1,167,303	$3,063,021	$958,504	$7,173,227	$2,125,807
Average sales price	$5.04	$21.73	$4.34	$22.07	$4.72	$21.88
Net production volumes attributable to the Royalty	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
paid(4)	815,517	53,718	705,765	43,430	1,521,282	97,149

(1)    Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)           Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $0, $0, and $256,361 as of December 31, 2005, 2004 and 2003, respectively and relate solely to the San Juan Basin Colorado properties.

(3)         The Colorado portion of the San Juan Basin Royalty properties have recouped all costs related to the Fruitland Coal drilling program as of December 2004. However, subsequent cumulative earnings totaling $582,849 have not yet been remitted to the Trust. Since Royalty income for the Trust is recorded on a cash basis, Royalty income for year ended December 31, 2005, 2004 and 2003 of $543,989, $38,860 and $0, respectively, cannot be recognized.

(4)           Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2005	2004	2003
Royalty income	$10,568,610	$8,855,234	$9,299,034
Interest income	17,780	10,823	13,831
General and administrative expenses	(63,613)	(51,558)	(47,125)
Distributable income	$10,522,777	$8,814,499	$9,265,740
Distributable income per unit	$5.6465	$4.7298	$4.9720

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2005	2004
ASSETS
Cash and short-term investments	$3,378,013	$2,302,407
Interest receivable	6,280	2,835
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(33,976,766)	(33,480,967)
Total assets	$11,905,561	$11,322,309
LIABILITIES AND TRUST CORPUS
Distributions payable	$3,384,293	$2,305,242
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	8,521,268	9,017,067
Total liabilities and trust corpus	$11,905,561	$11,322,309

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2005	2004	2003
Trust corpus, beginning of year	$9,017,067	$9,547,692	$10,077,432
Distributable income	10,522,777	8,814,499	9,265,740
Distributions to unitholders	(10,522,777)	(8,814,499)	(9,265,740)
Amortization of net overriding royalty interests	(495,799)	(530,625)	(529,740)
Trust corpus, end of year	$8,521,268	$9,017,067	$9,547,692

The accompanying notes are an integral part of these financial statements.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions

The Mesa Royalty Trust (the “Trust”) was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership (“MLP”) which was the predecessor to MESA Inc., conveyed to the Trust a 90% net overriding royalty interest (the “Royalty”) in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the “Royalty Properties”). On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company (“BP”) a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

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

(e)    the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

(f)    PNR, ConocoPhillips, and BP (collectively the “Working Interest Owners”) will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(6) PNR Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a “cost of production”, and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $35 million related to the cost of production claims and approximately $18 million to $43 million related to the helium claim plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $2.1 million for the cost of production claim and $2.4 million for the helium claim plus prejudgment interest.

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

PNR has also vigorously defended against plaintiffs’ claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases. In more recent filings with the court, plaintiffs asserted that an equal division between Pioneer and its royalty owners of the proceeds from helium would provide the most equitable result.

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

(7) Supplemental Reserve Information (Unaudited)

Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2005, 2004 and 2003 are based on reports prepared by PNR. The estimates were

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited) (Continued)

prepared in accordance with guidelines established by the Securities and Exchange Commission (the “SEC”). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust net profits interest were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Trust net profits interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust net profits interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2002	1,839,477	30,923,522
Revisions to previous estimates	798,050	2,038,687
Extensions, discoveries and other additions	—	—
Production	(97,149)	(1,521,282)
December 31, 2003	2,540,378	31,440,927
Revisions to previous estimates	(36,084)	(976,163)
Extensions, discoveries and other additions	—	—
Production	(93,100)	(1,298,070)
December 31, 2004	2,411,194	29,166,694
Revisions to previous estimates	36,322	2,685,788
Extensions, discoveries and other additions	—	—
Production	(86,516)	(1,180,667)
December 31, 2005	2,361,000	30,671,815
Proved Developed Reserves:
December 31, 2002	1,789,477	30,164,322
December 31, 2003	2,487,378	30,953,927
December 31, 2004	2,346,194	28,501,694
December 31, 2005	2,361,000	29,961,815

•                      The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31 of the respective years as follows: 2005, 68,000 Bbls; 2004, 63,000 Bbls; and 2003, 80,000 Bbls.

•                      The Hugoton Royalty represents 23%, 24%, and 23% of the estimated proved oil, condensate and natural gas liquids reserves and 31%, 36%, and 42% of the estimated proved natural gas reserves as of December 31 of 2005, 2004 and 2003, respectively.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2005	2004	2003
	(In thousands)
The Trust’s proportionate share of future gross proceeds	$456,388	$328,533	$310,365
Less the Trust’s proportionate share of—Future operating costs	(131,976)	(103,173)	(89,163)
Future capital costs	(2,983)	(3,187)	(3,295)
Future royalty income	321,429	222,173	217,907
Discount at 10% per annum	(195,407)	(130,044)	(126,145)
Standardized measure of future royalty income from proved oil and gas reserves	$126,022	$92,129	$91,762

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2005	2004	2003
	(In thousands)
Standardized measure at beginning of year	$92,129	$91,762	$73,785
Revisions of previous estimates	(2,214)	(8,338)	8,871
Net changes in price and production costs	37,462	8,385	11,026
Extensions, discoveries and other additions	—	—	—
Royalty income	(10,568)	(8,855)	(9,299)
Accretion of discount	9,213	9,176	7,379
Net changes in standardized measure	33,893	368	17,977
Standardized measure at end of year	$126,022	$92,129	$91,762

•                      The Hugoton Royalty represents approximately 35% and 56% of the standardized measure of future royalty income for 2005 and 2004, respectively.

•                      Standardized measure at December 31, 2005 was calculated using natural gas prices of $7.87 per Mcf for Hugoton properties and $7.20 per Mcf for San Juan properties.

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(8) Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2005:
Royalty income	$2,539,241	$2,244,561	$2,396,815	$3,387,993
Distributable income	$2,522,852	$2,228,498	$2,387,134	$3,384,293
Distributable income per unit	$1.3538	$1.1958	$1.2809	$1.8160
2004:
Royalty income	$2,162,026	$2,187,806	$2,192,290	$2,313,112
Distributable income	$2,153,600	$2,171,040	$2,184,617	$2,305,242
Distributable income per unit	$1.1556	$1.1650	$1.1722	$1.2370

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JP Morgan Chase Bank, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2005 and 2004, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005, in conformity with the basis of accounting described in Note 3.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mesa Royalty Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on the Trustee’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JPMorgan Chase Bank, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust

We have audited the Trustee’s assessment, included in the accompanying report, The Trustee’s Report on Internal Control over Financial Reporting, that Mesa Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trustee’s assessment that Mesa Royalty Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mesa Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

KPMG LLP

Houston, Texas

March 15, 2006

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, (iii) information relating to projected production; and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith.  See Item 1A Risk Factors “ –None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” and “-The Trustee relies upon the working interest owners for information regarding the Royalty Properties” in this form 10-K for a description of certain risks relating to these arrangements and reliance.

Trustee’s Report on Internal Control over Financial Reporting.   The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework”, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Trustee does not expect that the Trustee’s disclosure controls and procedures relating to the Trust or the Trustee’s internal control over financial reporting relating to the Trust will prevent all errors and all fraud.  A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified basis of accounting discussed above, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Item 11.   Executive Compensation.

Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

(a)         Security Ownership of Certain Beneficial Owners.

The following information has been taken from filings with the Securities and Exchange Commission on Schedules 13D and 13G and Form 4.

Title of Class of Voting Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	Alpine Capital, L.P.
	201 Main Street, Suite 3100
	Fort Worth, Texas 76102	91,266	(2)	4.9%
Units of Beneficial Interest	Beck, Mack & Oliver LLC
	360 Madison Avenue, 20th Floor
	New York, NY 10017	104,207	(3)	5.6%

(1)          Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be “beneficially” owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2)          Information obtained from Schedule 13D Amendment No. 46 filed November 23, 2005 of Alpine Capital, L.P. (“Alpine”), Robert W. Bruce III, Algenpar, Inc. Alpine directly owns and has sole voting and dispositive power with respect to all of such units. Mr. Bruce, by virtue of his position as a general partner of Alpine may be deemed to be a beneficial owner of the 91,266 units owned by Alpine with shared voting and dispositive power with respect to all of such units. Mr. Crandall, by virtue of his position as President and sole stockholder of Algenpar, Inc., which is one of two general partners of Alpine, may also be deemed to be a beneficial owner of the 91,266 units owned by Alpine with shared voting and dispositive power with respect to all of such units.

(3)          Information obtained from Schedule 13G filed January 25, 2006 of Beck, Mack & Oliver LLC (“BMO”). BMO has sole voting power over 104,207 of such units and shared dispositive power with respect to all of such units. All of such units are owned by the investment advisory clients of BMO.

(b)         Security Ownership of Management.

Not applicable.

(c)          Changes in Control.   Registrant knows of no arrangements, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.   Certain Relationships and Related Transactions.

Not applicable.

Item 14.   Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2005 and 2004 and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit fees (1)	$215,000	$220,000
Audit-related fees	—	—
Tax fees (2)	40,000	40,000
All other fees	—	—
Total fees	$255,000	$260,000

(1)          Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting  and reimbursement for travel-related expenses. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

(2)          Tax fees consist of fees related to the Mesa Royalty Trust’s tax information for its unitholders paid in 2005 related to 2004 tax work and in 2004 for 2003 tax work. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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

March 15, 2006

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