Form 10-Q
period 2006-03-31
MESA ROYALTY TRUST/TX
filed 2006-05-10
CIK 313364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 10, 2006—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Royalty income	$3,580,350	$2,539,241
Interest income	7,862	3,615
General and administrative expense	(21,965)	(20,004)
Distributable income	$3,566,247	$2,522,852
Distributable income per unit	$1.9136	$1.3538
Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and short-term investments	$3,558,385	$3,378,013
Interest receivable	7,862	6,280
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(34,082,494)	(33,976,766)
Total assets	$11,981,787	$11,905,561
LIABILITIES AND TRUST CORPUS
Distributions payable	$3,566,247	$3,384,293
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	8,415,540	8,521,268
Total liabilities and trust corpus	$11,981,787	$11,905,561

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Trust corpus, beginning of period	$8,521,268	$9,017,067
Distributable income	3,566,247	2,522,852
Distributions to unitholders	(3,566,247)	(2,522,852)
Amortization of net overriding royalty interest	(105,728)	(124,946)
Trust corpus, end of period	$8,415,540	$8,892,121

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

On April 8, 2006, JP Morgan Chase Bank, N.A. and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase's corporate trust business. The transaction has been approved by both companies' boards of directors. Subject to regulatory approvals, the transaction is expected to close in the late third quarter or fourth quarter of 2006. The transaction is not expected to have any material effect on the Trust.

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

Note 2—Basis of Presentation

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank, N.A., (“Trustee”) in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2005 Annual Report on Form 10-K.

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

(d)   Amortization of the net overriding royalty interests is computed on a unit-of-production basis and is charged directly to trust corpus since such amount does not affect distributable income; and

(e)    Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such other day as the Trustee determines is required to comply with legal or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

This basis for reporting distributable income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, these statements differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

Note 3—Legal Proceedings

PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a “cost of production”, and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $36 million related to the cost of production claims and approximately $19 million to $44 million, but could reach $72 million, related to the helium claim plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $2.2 million for the cost of production claim and $2.5 million for the helium claim plus prejudgment interest.

PNR does not believe the costs it has deducted are a “cost of production.” The costs being deducted are post-production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties’ agreements.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 7 to the financial statements in the Trust’s 2005 Annual Report on Form 10-K. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Form 10-K, including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)

Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Royalty conveyance. The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

	Three Months Ended March 31,
	2006		2005
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$4,453,111	$906,188	$2,914,774	$839,092
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(306,899)	—	(203,633)	—
Operating costs	(1,102,862)	(76,828)	(760,657)	(80,755)
Withheld Revenue(3)	(292,360)	—	(169,580)	—
Royalty income	$2,750,990	$829,360	$1,780,904	$758,337
Average sales price	$9.80	$42.23	$5.41	$33.66
Net production volumes attributable to the Royalty paid(4)	280,713	19,639	329,323	22,532

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

(3)          The Colorado portion of the San Juan Basin Royalty properties have recouped all costs related to the Fruitland Coal drilling program as of December 2004. However, subsequent cumulative earnings totaling $899,865 have not yet been remitted to the Trust. Since Royalty income for the Trust is recorded on a cash basis, Royalty income for the quarters ended March 31, 2006 and 2005 of $292,360 and $169,580, respectively, cannot be recognized.

(4)          Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
Royalty income	$3,580,350	$2,539,241
Interest income	7,862	3,615
General and administrative expense	(21,965)	(20,004)
Distributable income	$3,566,247	$2,522,852
Distributable income per unit	$1.9136	$1.3538
Units outstanding	1,863,590	1,863,590

The Trust’s Royalty income was $3,580,350 in the first quarter 2006, an increase of approximately 41% as compared to $2,539,241 in the first quarter 2005, primarily as a result of higher natural gas and natural gas liquid prices in the first quarter 2006 as compared to the first quarter of 2005, offset slightly by decreased production.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2006 was $3,566,247, representing $1.9136 per unit, compared to $2,522,852, representing $1.3538 per unit, for the first quarter ended March 31, 2005. Based on 1,863,590 units outstanding for the quarters ended March 31, 2006 and 2005, respectively, the per unit distributions were as follows:

	2006	2005
January	$.7297	$.4447
February	.5738	.4498
March	.6101	.4593
	$1.9136	$1.3538

Hugoton Field

Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 56% of the Royalty income of the Trust during the first quarter of 2006.

PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Greely Gas and Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were significantly higher in the first quarter of 2006 compared to the first quarter of 2005.

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

Royalty income attributable to the Hugoton Royalty increased to $2,025,057 in the first quarter of 2006, from $1,393,175 in the first quarter of 2005 primarily due to increases in natural gas prices from the Hugoton Royalty Properties. The average price received in the first quarter of 2006 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $10.74 per Mcf and $44.32 per barrel, respectively, as compared to $6.15 per Mcf and $34.95 per barrel, respectively, in the first quarter of 2005. Net production attributable to the Hugoton Royalty decreased to 148,109 Mcf of natural gas and 9,771 barrels of natural gas liquids in the first quarter of 2006 from 157,864 Mcf of natural gas and 12,083 barrels of natural gas liquids in the first quarter of 2005. Actual production volumes from the Hugoton properties decreased to 189,720 Mcf of natural gas and 9,773 barrels of natural gas liquids in the first quarter of 2006 as compared to 204,544 Mcf of natural gas and 12,082 barrels of natural gas liquids for the same period in 2005 as a result of natural production decline.

The Hugoton capital expenditures were $96,285 in the first quarter of 2006, an increase of approximately 1886% as compared to $4,849 in the first quarter 2005. Operating costs were $348,633 in the first quarter 2006, an increase of approximately 24% as compared to $281,440 in the first quarter 2005.

Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the “KCC”) based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2006 through September 30, 2006, at 124.7 Bcf of gas, compared with 129.5 Bcf of gas during the same period last year.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties are located in the state of New Mexico. The Royalty income was $1,555,293 during the first quarter of 2006 as compared with Royalty income of $1,146,067 in the first quarter of 2005. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in the first quarter of 2006 from the San Juan Basin Royalty Properties. Net production attributable to the San Juan Basin Royalty located in New Mexico was 132,604 Mcf of natural gas and 9,868 barrels of natural gas liquids in the first quarter of 2006, as compared to 138,232 Mcf of natural gas and 10,449 barrels of natural gas liquids in the first quarter of 2005. The average price received in the first quarter of 2006 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $8.74 per Mcf and $40.16 per barrel, respectively, compared to $5.86 per Mcf and $32.16 per barrel during the same period in 2005. Actual production volumes attributable to the San Juan Basin properties decreased to 237,324 Mcf of natural gas and 11,782 barrels of natural gas liquids in the first quarter of 2006 as compared to 249,973 Mcf of natural gas and 12,961 barrels of natural gas liquids for the same period in 2005 as a result of natural production decline.

Capital expenditures on these properties were $210,614 in the first quarter of 2006, an increase of approximately 6% as compared to $198,784 in the first quarter 2005, primarily as a result of a number of unit expansions being setup in the San Juan Basin-New Mexico property. Operating costs were $781,498 in the first quarter 2006, an increase of approximately 46% as compared to $535,579 in the first quarter 2005, primarily as a result of increased costs due to weather conditions.

The Trust’s interest in the San Juan Basin was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin-New Mexico reserves represent approximately 72% of the Trust’s estimated reserves as of December 31, 2005. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves as of December 31, 2005.

The costs related to the San Juan Basin, Colorado portion were recovered in December 2004. However, subsequent earnings now totaling $899,865 based on reports provided by BP have not yet been remitted by BP. Since Royalty income for the Trust is recorded on a cash basis, the first quarter 2006 earnings of $292,360 cannot be recognized as income for the quarter ended March 31, 2006. The Trustee is currently pursuing payment or a response from BP why payments have not been made in a timely manner but cannot predict at this time when payment will be made.

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

Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, (iii) information relating to projected production; and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Item 1A. Risk Factors “—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K for the year ended December 31, 2005 for a description of certain risks relating to these arrangements and reliance.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There are no pending legal proceedings to which the Trust is a named party. However, PNR has informed the Trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a “cost of production”, and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent to 100 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present—because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $36 million related to the cost of production claims and approximately $19 million to $44 million, but could reach 72 million, related to the helium claim plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $2.2 million for the cost of production claim and $2.5 million for the helium claim plus prejudgment interest.

PNR does not believe the costs it has deducted are a “cost of production.” The costs being deducted are post-production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from these extractions, and PNR believes that charging the plaintiffs with their proportionate share of these transportation and processing expenses is consistent with Kansas law and with the parties’ agreements.

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

Item 1.        Risk Factors.

There have not been any material changes from risk factors previously disclosed in the Trust’s Form 10-K in response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2005.

Item 6.                        Exhibits.

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)*

Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)

		1-7884	4(d)
4(e)*

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

Date: May 10, 2006

The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.