Form 10-Q
period 2006-06-30
MESA ROYALTY TRUST/TX
filed 2006-08-09
CIK 313364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-07884

MESA ROYALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6284806
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
JPMorgan Chase Bank, N.A., Trustee
Institutional Trust Services
221 West Sixth Street
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

1-800-852-1422/512-479-2562

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                      Accelerated filer ☒                      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 9, 2006—1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty income	$2,472,887	$2,244,561	$6,053,237	$4,783,802
Interest income	6,480	3,545	14,342	7,160
General and administrative expense	(16,468)	(19,608)	(38,433)	(39,612)
Distributable income	$2,462,899	$2,228,498	$6,029,146	$4,751,350
Distributable income per unit	$1.3216	$1.1958	$3.2352	$2.5496
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and short-term investments	$2,456,419	$3,378,013
Interest receivable	6,480	6,280
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(34,185,597)	(33,976,766)
Total assets	$10,775,336	$11,905,561
LIABILITIES AND TRUST CORPUS
Distributions payable	$2,462,899	$3,384,268
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	8,312,437	8,521,268
Total liabilities and trust corpus	$10,775,336	$11,905,536

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$8,415,540	$8,892,121	$8,521,268	$9,017,067
Distributable income	2,462,899	2,228,498	6,029,146	4,751,350
Distributions to unitholders	(2,462,899)	(2,228,498)	(6,029,146)	(4,751,350)
Amortization of net overriding royalty interest	(103,103)	(122,881)	(208,831)	(247,827)
Trust corpus, end of period	$8,312,437	$8,769,240	$8,312,437	$8,769,240

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

Note 2—Basis of Presentation

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank, N.A. (“Trustee”), in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2005 Annual Report on Form 10-K.

On April 8, 2006, JP Morgan Chase Bank, N.A. and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate trust business. The transaction has been approved by both companies’ boards of directors. Subject to regulatory approvals, the transaction is expected to close in the late third quarter or fourth quarter of 2006. The transaction is not expected to have any material effect on the Trust.

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

Note 3—Legal Proceedings

PNR has informed the trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a “cost of production”, and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $74 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $4.8 million, plus prejudgment interest. In addition to the plaintiffs’ past damage claims, if the plaintiffs were to prevail, it is possible that in future periods of time, PNR would have to stop charging certain expenses and as a result, the Trust’s production costs and royalty payments related to the area would increase. However, PNR believes it has valid defenses to the plaintiffs’ claims and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

PNR does not believe the costs it has deducted are a “cost of production”. The costs being deducted are post production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas.

The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. PNR strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions. However, either through a negotiated settlement or court ruling, PNR could have to pay some part of the cost of production claim and, accordingly, PNR has established a partial reserve for this claim. PNR has not established a provision for the helium claim.  PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability or settlement payment could have a material adverse effect on the Trust’s Royalty income and distributable income for the quarterly reporting period in which such liability or settlement payment is recorded and subsequent reporting periods until the Trust’s share of such amounts are recouped by PNR from future Royalty income.

Entry of a final judgment or settlement payment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which the liability or settlement payment is recorded and during periods required for PNR to recoup any additional amounts.

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

Note 4—Federal Income Tax Matters

In a technical advice memorandum dated February 26,1982, the National Office of the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. Accordingly, no income taxes are provided in the financial statements.

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s 2005 Annual Report on Form 10-K, including under “Item 1A Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
(Unaudited)

Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Royalty conveyance. The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended June 30,
	2006		2005
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$2,947,759	$869,129	$2,735,473	$741,521
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(225,735)	—	(246,397)	—
Operating costs	(878,555)	(70,737)	(777,741)	(87,838)
Withheld revenues(3)	(168,974)	—	(120,457)	—
Royalty income	$1,674,495	$798,392	$1,590,878	$653,683
Average sales price	$6.79	$38.83	$5.77	$30.75
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	246,524	20,561	275,769	21,261

	Six Months Ended June 30,
	2006		2005
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust’s proportionate share of Gross Proceeds(1)	$7,400,870	$1,775,320	$5,650,245	$1,580,614
Less the Trust’s proportionate share of:
Capital costs recovered(2)	(532,634)	—	(450,030)	—
Operating costs	(1,981,420)	(147,565)	(1,535,529)	(168,593)
Withheld revenues(3)	(461,334)	—	(292,905)	—
Royalty income	$4,425,482	$1,627,755	$3,371,781	$1,412,021
Average sales price	$8.33	$40.49	$5.89	$32.25
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	531,391	40,202	572,512	43,785

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

(3)          The Colorado portion of the San Juan Basin Royalty properties have recouped all costs related to the Fruitland Coal drilling program as of December 2004. However, subsequent cumulative earnings totaling $1,083,642  have not yet been remitted to the Trust. Since Royalty income for the Trust is recorded on a cash basis, Royalty income for the quarters ended June 30, 2006 and 2005 of $168,974 and $120,457, respectively, and Royalty income for the six months ended June 30, 2006 and 2005 of $461,334 and $292,905, respectively cannot be recognized.

(4)          Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,
	2006	2005
Royalty income	$2,472,887	$2,244,561
Interest income	6,480	3,545
General and administrative expense	(16,468)	(19,608)
Distributable income	$2,462,899	$2,228,498
Distributable income per unit	$1.3216	$1.1958
Units outstanding	1,863,590	1,863,590

The Trust’s Royalty income was $2,472,887 in the second quarter 2006, an increase of approximately 10% as compared to $2,244,561 in the second quarter of 2005, primarily as a result of higher natural gas and natural gas liquid prices in the second quarter of 2006 as compared to the second quarter of 2005, offset slightly by decreased production.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2006 was $2,462,899, representing $1.3216 per unit, compared to $2,228,498, representing $1.1958  per unit, for the quarter ended June 30, 2005. Based on 1,863,590 units outstanding for the quarters ended June 30, 2006 and 2005, respectively, the per unit distributions were as follows:

	2006	2005
April	$0.5302	$0.3886
May	0.4168	0.4181
June	0.3746	0.3891
	$1.3216	$1.1958

Hugoton Field

Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 57% of the Royalty income of the Trust during the second quarter of 2006.

PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Greely Gas and Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 2006 compared to the second quarter of 2005.

In June 1994, PNR entered into a Gas Transportation Agreement (“Gas Transportation Agreement”) with Western Resources, Inc. (“WRI”) for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR extended the contract to June 1, 2007. Pursuant to the Gas Transportation Agreement, WRI has agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR’s Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service (“Oneok”).

Royalty income attributable to the Hugoton Royalty increased to $1,446,705 in the second quarter of 2006, as compared to $1,150,474 in the second quarter of 2005. The increase in Royalty income was primarily due to higher  natural gas, condensate and natural gas liquid prices. The average price received in the second quarter of 2006 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $7.41 per Mcf and $39.60 per barrel, respectively, compared to $6.02 per Mcf and $29.72 per barrel, respectively, during the same period in 2005. Net production attributable to the Hugoton Royalty was 136,201 Mcf of natural gas and 11,048 barrels of natural gas liquids in the second quarter of 2006 compared to 134,439 Mcf of natural gas and 11,479 barrels of natural gas liquids in the second quarter of 2005. Actual production volumes attributable to the Hugoton properties decreased to 182,538 Mcf of natural gas and 11,054 barrels of natural gas liquids in the second quarter of 2006 as compared to 191,237 Mcf of natural gas and 11,478 barrels of natural gas liquids for the same period in 2005 as a result of natural production decline.

Capital expenditures on these properties were $57,484 in the second quarter of 2006, a decrease of approximately 21% as compared to $73,150 in the second quarter of 2005. Operating costs were $285,021 in the second quarter of 2006, an increase of approximately 6% as compared to $267,902 in the second quarter of 2005.

Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the “KCC”) based on the level of market demand. The KCC has set the Hugoton field allowable for the period April 1, 2006 through September 30, 2006, at 124.7 Bcf of gas, compared with 129.5 Bcf of gas during the same period last year.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the Royalty income from the San Juan Basin Royalty Properties are located in the state of New Mexico. The Royalty income was $1,026,182 during the second quarter of 2006 as compared with $1,094,087 in the second quarter of 2005. The average price received in the second quarter of 2006 for natural gas sold from the San Juan Basin Royalty Properties was $6.03 per Mcf and $37.94 per barrel, respectively, compared to $5.53 per Mcf and $31.95 per barrel during the same period in 2005. Net production attributable to the San Juan Basin Royalty located in New Mexico was 110,323 Mcf of natural gas and 9,513 barrels of natural gas liquids in the second quarter of 2006 as compared to 141,330 Mcf of natural gas and 9,782 barrels of natural gas liquids in the second quarter of 2005. Actual production volumes attributable to the San Juan Basin properties decreased to 226,748 Mcf of natural gas and 11,379 barrels of natural gas liquids in the second quarter of 2006 as compared to 259,320 Mcf of natural gas and 12,533 barrels of natural gas liquids for the same period in 2005 as a result of natural production decline.

Capital expenditures on these properties were $168,251 in the second quarter of 2006, a decrease of approximately 3% as compared to $173,247 in the second quarter of 2005. Operating costs were $604,522 in the second quarter of 2006, an increase of approximately 7% as compared to $566,069 in the second quarter of 2005.

The Trust’s interest in the San Juan Basin was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin—New Mexico reserves represented approximately 72% of the Trust’s estimated reserves as of December 31, 2005. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. The San Juan Basin Royalty Properties located in Colorado account for less than 5% of the Trust’s reserves as of December 31, 2005.

The costs related to the San Juan Basin, Colorado portion were recovered in December 2004. However, subsequent earnings now totaling $1,083,642 based on reports provided by BP have not been remitted by BP. Since Royalty income for the Trust is recorded on a cash basis, the second quarter 2006 earnings of $168,974 cannot be recognized as income for the quarter ended June 30, 2006. The Trustee is currently pursuing payment or a response from BP as to why payments have not been made in a timely manner but cannot predict at this time when payment will be made.

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
Royalty income	$6,053,237	$4,783,802
Interest income	14,342	7,160
General and administrative expense	(38,433)	(39,612)
Distributable income	$6,029,146	$4,751,350
Distributable income per unit	$3.2352	$2.5496
Units outstanding	1,863,590	1,863,590

The Trust’s Royalty income was $6,053,237 for the six months ended June 30, 2006, an increase of approximately 27% as compared to $4,783,802 for the six months ended June 30, 2005, primarily as a result of higher natural gas and natural gas liquid prices in the first six months of 2006 as compared to the first six months of 2005, offset slightly by decreased production.

The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2006 was $6,029,146, representing $3.2352 per unit, compared to $4,751,350, representing $2.5496 per unit, for the six months ended June 30, 2005.

Hugoton Field

Natural gas and natural gas liquids from the Hugoton field and attributable to the Royalty accounted for approximately 57% of the Royalty income of the Trust during the six months ended June 30, 2006.

Royalty income attributable to the Hugoton Royalty Properties increased to $3,471,763 for the six months ended June 30, 2006 from $2,543,648 for the same period in 2005 primarily due to increases in natural gas and natural gas liquids price from the Hugoton Royalty Properties. The average price received in the first six months of 2006 for natural gas and natural gas liquids sold from the Hugoton field was $9.11 per Mcf and $41.81 per barrel, respectively, compared to $6.08 per Mcf and $32.42 per barrel, respectively, during the same period in 2005. Net production attributable to the Hugoton Royalty Properties decreased to 285,541 Mcf of natural gas and 20,820 barrels of natural gas liquids for the six months ended June 30, 2006 as compared to 292,794 Mcf of natural gas and 23,549  barrels of natural gas liquids for the six months ended June 30, 2005. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 372,328 Mcf of natural gas and 20,831 barrels of natural gas liquids in the six months ended June 30, 2006 as compared to 395,889 Mcf of natural gas and 23,549 barrels of natural gas liquids for the same period in 2005 as a result of natural production decline.

The Hugoton capital expenditures were $153,768 during the six months ended June 30, 2006, an increase of approximately 97% as compared to $77,999 during the six months ended June 30, 2005. Operating costs were $633,654 during the six months ended June 30, 2006, an increase of approximately 15% as compared to $549,342 during the six months ended June 30, 2005.

San Juan Basin

Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the Royalty income from the San Juan Basin Royalty Properties are located in the state of New Mexico. The Royalty income was $2,581,474 for the first six months of 2006 compared to $2,240,154 in the first six months of 2005. The increase in Royalty income was due primarily to increased natural gas and natural gas liquid prices in the first six months of 2006 from the San Juan Basin properties. The average price received in the six months ended June 30, 2006 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties was $7.42 per Mcf and $39.07 per barrel, respectively, compared to $5.70 per Mcf and $32.06 per barrel, respectively, during the same period in 2005. Net production attributable to the San Juan Basin Royalty located in New Mexico was 245,850 Mcf of natural gas and 19,382 barrels of natural gas liquids for the six months ended June 30, 2006 as compared to 279,718 Mcf of natural gas and 20,236 barrels of natural gas liquids for the six months ended June 30, 2005. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 464,072 Mcf of natural gas and 23,161 barrels of natural gas liquids in the six months ended June 30, 2006 as compared to 509,293 Mcf of natural gas and 25,494 barrels of natural gas liquids for the same period in 2005 as a result of natural production decline.

San Juan-New Mexico capital expenditures were $378,865 during the six months ended June 30, 2006, an increase of approximately 2% as compared to 372,031 during the six months ended June 30, 2005. Operating costs were $1,386,021 during the six months ended June 30, 2006, an increase of approximately 26% as compared to $1,101,648 during the six months ended June 30, 2005.

The costs related to the San Juan Basin, Colorado portion were recovered in December 2004. However, subsequent earnings now totaling $1,083,642 based on reports provided by BP have not been remitted by BP. Since Royalty income is recorded on a cash basis, earnings of $461,334 cannot be recognized as income for the six months ended June 30, 2006. The Trustee is currently pursuing payment or a response from BP as to why payments have not been made in a timely manner but cannot predict at this time when payment will be made.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

The Trust does not utilize market risk sensitive instruments. However, see the discussion of marketing by the working interest owners above.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, (iii) information relating to projected production; and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I, Item 1A. “Risk Factors—None of the Trustee, the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” and “-The Trustee relies upon the working interests owners for information regarding the Royalty Properties” in the Trust’s 2005 Annual Report on Form 10-K for a description of certain risks relating to these arrangements and reliance.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

PNR has informed the trust that PNR is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of PNR’s gathering systems connected to PNR’s Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a “cost of production”, and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent of the value of the helium extracted at PNR’s Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that PNR’s liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $74 million, plus prejudgment interest. PNR has advised that the Trust’s share of this amount could reach $4.8 million, plus prejudgment interest. In addition to the plaintiffs’ past damage claims, if the plaintiffs were to prevail, it is possible that in future periods of time, PNR would have to stop charging certain expenses and as a result, the Trust’s production costs and royalty payments related to the area would increase. However, PNR believes it has valid defenses to the plaintiffs’ claims and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

PNR does not believe the costs it has deducted are a “cost of production”. The costs being deducted are post production costs incurred to transport the gas to PNR’s Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas.

The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. PNR strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions. However, either through a negotiated settlement or court ruling, PNR could have to pay some part of the cost of production claim and, accordingly, PNR has established a partial reserve for this claim. PNR has not established a provision for the helium claim.  PNR has not withheld any amounts from Royalty income payable to the Trust. Accordingly, the amount of any resulting liability or settlement payment could have a material adverse effect on the Trust’s Royalty income and distributable income for the quarterly reporting period in which such liability or settlement payment is recorded and subsequent reporting periods until the Trust’s share of such amounts are recouped by PNR from future Royalty income.

Entry of a final judgment or settlement payment adverse to PNR would reduce any amount available for distribution to the Trust for the period in which the liability or settlement payment is recorded and during periods required for PNR to recoup any additional amounts.

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

Item 1A.                Risk Factors.

There have not been any material changes from risk factors previously disclosed in response to Item 1A. to Part 1 of the Trust’s Form 10-K for the year ended December 31, 2005.

Item 6.        Exhibits.

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.)

		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-07884	4(c)
4(d)*

Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)

		1-07884	4(d)
4(e)*

Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)

		1-07884	4(e)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mesa Royalty Trust
By:	JPMORGAN CHASE BANK, N.A. TRUSTEE
By:
Mike Ulrich
Vice President & Trust Officer

Date: August 9, 2006

The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.