Form 10-Q
period 2008-06-30
MESA ROYALTY TRUST/TX
filed 2009-07-28
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2008
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

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalty income	$3,476,622	$2,662,923	$6,361,131	$5,226,004
Interest income	11,460	21,873	25,994	44,491
General and administrative expense	(33,257)	(33,788)	(60,275)	(46,842)

Distributable income	$3,454,825	$2,651,008	$6,326,850	$5,223,653

Distributable income per unit	$1.8539	$1.4225	$3.3950	$2.8030

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and short-term investments	$3,443,366	$3,783,453
Interest receivable	11,460	27,904
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(35,094,140)	(34,805,821)

Total assets	$10,858,720	$11,503,570

LIABILITIES AND TRUST CORPUS
Distributions payable	$3,454,825	$3,811,357
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	7,403,895	7,692,213

Total liabilities and trust corpus	$10,858,720	$11,503,570

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$7,551,171	$8,008,765	$7,692,213	$8,102,715
Distributable income	3,454,825	2,651,008	6,326,850	5,223,653
Distributions to unitholders	(3,454,825)	(2,651,008)	(6,326,850)	(5,223,653)
Amortization of net overriding royalty interest	(147,276)	(97,822)	(288,318)	(191,772)

Trust corpus, end of period	$7,403,895	$7,910,943	$7,403,895	$7,910,943

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Conveyance. The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	2,870,529	1,553,475	2,765,232	999,843
Less the Trust's proportionate share of:
Capital costs recovered	(101,262)	(55,210)	(338,001)	—
Operating costs	(528,936)	(261,974)	(646,905)	(117,246)

Royalty income	2,240,331	1,236,291	1,780,326	882,597

Average sales price	$7.28	$57.98	$5.90	$36.19

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid	307,282	21,301	301,865	24,389

	Six Months Ended June 30,
	2008		2007
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	5,274,113	3,131,348	5,377,199	1,921,699
Less the Trust's proportionate share of:
Capital costs recovered	(291,959)	(175,040)	(577,441)	—
Operating costs	(1,017,139)	(560,192)	(1,365,970)	(129,483)

Royalty income	3,965,015	2,396,116	3,433,788	1,792,216

Average sales price	$6.52	$58.35	$5.78	$35.73

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid	606,814	41,313	593,584	50,165

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

Three Months Ended June 30, 2008 and 2007

Financial Review

	Three Months Ended June 30,
	2008	2007
Royalty income	$3,476,622	$2,662,923
Interest income	11,460	21,873
General and administrative expense	(33,257)	(33,788)

Distributable income	$3,454,825	$2,651,008

Distributable income per unit	$1.8539	$1.4225

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $3,476,622 in the second quarter 2008, an increase of approximately 31% as compared to $2,662,923 in the second quarter of 2007, primarily as a result of higher natural gas and natural gas liquids prices and reduced capital costs in the second quarter of 2008 as compared to the second quarter of 2007.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2008 was $3,454,825, representing $1.8539 per unit, compared to $2,651,008, representing $1.4225 per unit, for the quarter ended June 30, 2007. Based on 1,863,590 units outstanding for the quarters ended June 30, 2008 and 2007, respectively, the per unit distributions were as follows:

	2008	2007
April	$0.5303	$0.4344
May	0.6552	0.4844
June	0.6684	0.5037

	$1.8539	$1.4225

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 42% of the Royalty income of the Trust during the second quarter of 2008.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Greely Gas and Oneok Energy Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the

Hugoton Royalty Properties were significantly higher in the second quarter of 2008 compared to the second quarter of 2007.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis since June 1, 2001. PNR extended the contract June 1, 2009. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service ("Oneok").

        Royalty income attributable to the Hugoton Royalty increased to $1,472,388 in the second quarter of 2008, as compared to $1,146,737 in the second quarter of 2007. The increase in Royalty income was primarily due to higher natural gas and natural gas liquid prices. The average price received in the second quarter of 2008 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $7.53 per Mcf and $63.26 per barrel, respectively, compared to $6.32 per Mcf and $37.27 per barrel, respectively, during the same period in 2007. Net production attributable to the Hugoton Royalty was 135,263 Mcf of natural gas and 7,186 barrels of natural gas liquids in the second quarter of 2008 compared to 135,978 Mcf of natural gas and 7,710 barrels of natural gas liquids in the second quarter of 2007. Actual production volumes attributable to the Hugoton properties decreased to 166,945 Mcf of natural gas and increased to 8,869 barrels of natural gas liquids in the second quarter of 2008 as compared to 185,980 Mcf of natural gas and 7,715 barrels of natural gas liquids for the same period in 2007.

        There were no capital expenditures on these properties in the second quarter of 2008, compared to $6,892 in the second quarter of 2007. Operating costs were $345,659 in the second quarter of 2008, an increase of approximately 12% as compared to $308,692 in the second quarter of 2007. The increase in operating costs between the three months ended June 30, 2008 and the three months ended June 30, 2007 is due to higher rates charged by service providers.

        Beginning July 1, 2007 the Hugoton and Panoma fields will be considered a single, common source of supply and operated under a single combined Basic Proration Order (BPO). After July 1, 2007 the wells in each of these fields was allowed to produce at their open flow potential and were no longer subject to allowable restrictions. Because no objection was received by December 31, 2007, any and all overage or underage that a well accrued was cancelled.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the Royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,811,524 during the second quarter of 2008 as compared with $1,356,238 in the second quarter of 2007. The average price received in the second quarter of 2008 for natural gas sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $7.27 per Mcf and $55.37 per barrel, respectively, compared to $5.68 per Mcf and $35.69 per barrel during the same period in 2007. Net production attributable to the San Juan Basin Royalty located in New Mexico was 141,367 Mcf of natural gas and 14,103 barrels of natural gas liquids in the second quarter of 2008 as compared to

133,961 Mcf of natural gas and 16,679 barrels of natural gas liquids in the second quarter of 2007. Actual production volumes attributable to the San Juan Basin properties located in the state of New Mexico decreased to 189,010 Mcf of natural gas and 17,922 barrels of natural gas liquids in the second quarter of 2008 as compared to 249,876 Mcf of natural gas and 20,493 barrels of natural gas liquids for the same period in 2007. The decrease in actual production volume for the three month period ended June 30, 2008 compared to the same period 2007 was due to a mandatory shut in of several wells as a result of a gas plant fire.

        Capital expenditures on the San Juan Basin Royalty Properties located in the state of New Mexico were $156,472 in the second quarter of 2008, a decrease of approximately 53% as compared to $331,109 in the second quarter of 2007. This decrease is due to decreased drilling activity in the second quarter of 2008 when compared to the second quarter of 2007. Operating costs were $398,395 in the second quarter of 2008, a decrease of approximately 9% as compared to $437,922 in the second quarter of 2007. The decrease in operating expenses for the three month period ended June 30, 2008 compared to the same period in 2007 was due to a reduction in lease inspections and a reduction in well workover expenses.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado.

        The costs related to the San Juan Basin, Colorado drilling program were recovered in December 2004. However, subsequent earnings after recovery of costs were not remitted to the Trust until December 2006. The cumulative earnings, including interest on undistributed earnings, reported to the Trust by the working interest owner through November 2006, totaled $1,280,412. In December, BP remitted $978,349 for payment of undistributed earnings from January 2005 through October 2006 and November 2006 earnings for the San Juan properties it operates. In July 2007, Red Willow remitted $159,497 for payment of undistributed earnings from January 2005 through December 2006 for the properties it operates. BP communicated to the Trust these distributions represent all of the previously unpaid revenues. The Trustee is currently investigating the $142,566 difference in the original estimate of unpaid proceeds of $1,280,412 and the payment of $1,137,846. Since Royalty income for the Trust is recorded on a cash basis, the earnings for the year ended December 31, 2006 were not recognized as income until the quarters ended December 31, 2006 and September 30, 2007.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $192,710 during the second quarter of 2008, compared to $159,948 during the second quarter of 2007. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 30,653 Mcf of natural gas during the second quarter of 2008, compared to 31,926 Mcf of natural gas during the second quarter of 2007. The average price received in the second quarter of 2008 for natural gas sold from the San Juan Basin Colorado Properties was $6.29 compared to $5.01 in the second quarter of 2007. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 37,925 Mcf of natural gas in the second quarter of 2008 as compared to 35,433 Mcf of natural gas for the same period in 2007. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the royalty income for previous periods was reduced. Because royalty income recorded for a month is the amount computed and paid by BP the additional royalties, if any, will not be recorded until received.

        Operating costs on these properties were $46,856 in the second quarter of 2008, an increase of approximately 167% as compared to $17,537 in the second quarter of 2007 due to an increase in drilling charges.

Six Months Ended June 30, 2008 and 2007

Financial Review

	Six Months Ended June 30,
	2008	2007
Royalty income	$6,361,131	$5,226,004
Interest income	25,994	44,491
General and administrative expense	(60,275)	(46,842)

Distributable income	$6,326,850	$5,223,653

Distributable income per unit	$3.3950	$2.8030

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $6,361,131 for the six months ended June 30, 2008, an increase of approximately 22% as compared to $5,226,004 for the six months ended June 30, 2007, primarily as a result of higher natural gas and natural gas liquid prices in the first six months of 2008 as compared to the first six months of 2007.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2008 was $6,326,850, representing $3.3950 per unit, compared to $5,223,653, representing $2.8030 per unit, for the six months ended June 30, 2007.

Operation Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 42% of the Royalty income of the Trust during the six months ended June 30, 2008.

        Royalty income attributable to the Hugoton Royalty Properties increased to $2,664,077 for the six months ended June 30, 2008 from $2,332,498 for the same period in 2007 primarily due to increases in natural gas and natural gas liquids prices from the Hugoton Royalty Properties. The average price received in the first six months of 2008 for natural gas and natural gas liquids sold from the Hugoton field was $6.80 per Mcf and $60.97 per barrel, respectively, compared to $6.11 per Mcf and $37.48 per barrel, respectively, during the same period in 2007. Net production attributable to the Hugoton Royalty Properties decreased to 261,589 Mcf of natural gas and 14,478 barrels of natural gas liquids for the six months ended June 30, 2008 as compared to 270,956 Mcf of natural gas and 18,062 barrels of natural gas liquids for the six months ended June 30, 2007. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 331,422 Mcf of natural gas and increased to 18,328 barrels of natural gas liquids in the six months ended June 30, 2008 as compared to 377,299 Mcf of natural gas and 18,071 barrels of natural gas liquids for the same period in 2007. The decrease in gas production and the increase in the natural gas liquids production for the six month period ended June 30, 2008 compared to the same period 2007 was primarily due to the nitrogen rejection unit being down for a portion of January and February of 2007. The shut down of the nitrogen rejection increased the gas production while it decreased the natural gas liquids production.

        The Hugoton capital expenditures were $16,801 during the six months ended June 30, 2008, an increase of approximately 6% as compared to $15,878 during the six months ended June 30, 2007. The increase in the capital expenditures was primarily due to the changes in quarterly capital spending at individual wells. Operating costs were $688,979 during the six months ended June 30, 2008, an increase of approximately 9% as compared to $634,402 during the six months ended June 30, 2007 due to price increases from vendors and suppliers.

San Juan Basin

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,323,031 for the first six months of 2008 compared to $2,512,185 in the first six months of 2007. The increase in Royalty income was due primarily to increased natural gas and natural gas liquid prices in the first six months of 2008 from the San Juan Basin properties. The average price received in the six months ended June 30, 2008 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $6.42 per Mcf and $56.41 per barrel, respectively, compared to $5.71 per Mcf and $34.74 per barrel, respectively, during the same period in 2007. Net production attributable to the San Juan Basin Royalty located in New Mexico was 278,535 Mcf of natural gas and 26,821 barrels of natural gas liquids for the six months ended June 30, 2008 as compared to 244,808 Mcf of natural gas and 32,103 barrels of natural gas liquids for the six months ended June 30, 2007. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 399,670 Mcf of natural gas and 35,342 barrels of natural gas liquids in the six months ended June 30, 2008 as compared to 467,178 Mcf of natural gas and 36,363 barrels of natural gas liquids for the same period in 2007. The decrease in natural gas liquid production volume for the six month period ended June 30, 2008 compared to the same period 2007 due to a production interruption caused by a gas plant fire in the first quarter of 2008.

        San Juan-New Mexico capital expenditures were $450,202 during the six months ended June 30, 2008, a decrease of approximately 20% as compared to $561,563 during the six months ended June 30, 2007. This decrease is due to less drilling activity during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. Operating costs were $822,924 during the six months ended June 30, 2008, a decrease of approximately 1% as compared to $827,382 during the six months ended June 30, 2007.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $374,023 for the six months ended June 30, 2008, compared to $381,321 received during the same period in 2007. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 66,690 Mcf of natural gas during the six months ended June 30, 2008 with 77,821 volumes attributable to the Trust during the same period in 2007. The average price received for the six months ended June 30, 2008 for natural gas sold from the San Juan Basin Colorado Properties was $5.56, compared to $4.90 received during the same period in 2007. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 77,798 Mcf of natural gas for the six months ended June 30, 2008 as compared to 84,613 Mcf of natural gas for the same period in 2007.

        Operating costs on these properties were $65,427 for the six months ended June 30, 2008, an increase of approximately 94% as compared to $33,669 in the same period in 2007 due to an increase in drilling charges.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation,

(ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A. to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. The Bank of New York Mellon Trust Company, N.A. is the successor trustee to JPMorgan Chase Bank, N.A. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.)

			SEC File or Registration Number	Exhibit Number
4(a	)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1,1979	2-65217	1(a	)
4(b	)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)
4(c	)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-07884	4(c	)
4(d	)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-07884	4(d	)
4(e	)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-07884	4(e	)
31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES