Form 10-Q
period 2008-09-30
MESA ROYALTY TRUST/TX
filed 2009-08-21
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        As of August 21, 2009—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Royalty income	$4,535,119	$3,180,214	$10,896,240	$8,406,218
Interest income	10,840	24,883	36,834	69,374
General and administrative expense	(35,801)	(18,062)	(96,075)	(64,904)

Distributable income	$4,510,158	$3,187,035	$10,836,999	$8,410,688

Distributable income per unit	$2.4201	$1.7102	$5.8151	$4.5132

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and short-term investments	$4,499,318	$3,783,453
Interest receivable	10,840	27,904
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(35,254,645)	(34,805,821)

Total assets	$11,753,547	$11,503,570

LIABILITIES AND TRUST CORPUS
Distributions payable	$4,510,158	$3,811,357
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	7,243,389	7,692,213

Total liabilities and trust corpus	$11,753,547	$11,503,570

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$7,403,895	$7,910,943	$7,692,213	$8,102,715
Distributable income	4,510,158	3,187,035	10,836,999	8,410,688
Distributions to unitholders	(4,150,158)	(3,187,035)	(10,836,999)	(8,410,688)
Amortization of net overriding royalty interest	(160,506)	(73,211)	(448,824)	(264,983)

Trust corpus, end of period	$7,243,389	$7,837,732	$7,243,389	$7,837,732

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips. ConocoPhillips sold most of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Recently Issued Pronouncements

        In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

  •
  commodity prices—economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used;

  •
  disclosure of unproved reserves—probable and possible reserves may be disclosed separately on a voluntary basis;

  •
  proved undeveloped reserve guidelines—reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered;

  •
  reserve estimation using new technologies—reserves may be estimated through the use of reliable technology in addition to flow tests and production history; and

  •
  nontraditional resources—the definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

        The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust is currently evaluating the new rules and assessing the impact they will have on its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$3,911,028	$1,691,366	$3,034,288	$1,212,004
Less the Trust's proportionate share of:
Capital costs recovered	(96,995)	(55,805)	(131,706)	(51,951)
Operating costs	(637,544)	(276,932)	(641,806)	(240,615)

Royalty income	$3,176,489	$1,358,629	$2,260,776	$919,438

Average sales price	$9.11	$65.76	$5.95	$42.54

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(2)	348,675	20,662	377,403	21,658

	Nine Months Ended September 30,
	2008		2007
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$9,185,133	$4,822,715	$8,411,487	$3,133,703
Less the Trust's proportionate share of:
Capital costs recovered	(388,940)	(230,863)	(709,147)	(51,951)
Operating costs	(1,654,691)	(837,114)	(2,007,776)	(370,098)

Royalty income	$7,141,502	$3,754,738	$5,694,564	$2,711,654

Average sales price	$7.41	$60.75	$5.84	$38.09

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty(2)	956,096	61,958	970,988	71,823

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended September 30, 2008 and 2007

Financial Review

	Three Months Ended September 30,
	2008	2007
Royalty income	$4,535,119	$3,180,214
Interest income	10,840	24,883
General and administrative expense	(35,801)	(18,062)

Distributable income	$4,510,158	$3,187,035

Distributable income per unit	$2.4201	$1.7102

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $4,535,119 in the third quarter of 2008, an increase of approximately 43% as compared to $3,180,214 in the third quarter of 2007, primarily as a result of increased prices for natural gas and natural gas liquids in the third quarter of 2008 as compared to the third quarter of 2007.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2008 was $4,510,158, representing $2.4201 per unit, compared to $3,187,035, representing $1.7102 per unit, for the quarter ended September 30, 2007. Based on 1,863,590 units outstanding for the quarters ended September 30, 2008 and 2007, respectively, the per unit distributions were as follows:

	2008	2007
July	$0.7699	$0.6174
August	0.7889	0.5919
September	0.8613	0.5009

	$2.4201	$1.7102

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 41% of the Royalty income of the Trust during the third quarter of 2008.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Greely Gas and Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2008 compared to the third quarter of 2007.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis since June 1, 2001. PNR extended the contract through June 1, 2010. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service ("Oneok").

        Royalty income attributable to the Hugoton Royalty Properties increased to $1,844,490 in the third quarter of 2008, as compared to $1,237,354 in the third quarter of 2007 primarily due to an increase in overall prices received from the Hugoton Royalty Properties. The average price received in the third quarter of 2008 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $9.73 per Mcf and $65.50 per barrel, respectively, compared to $6.66 per Mcf and $46.86 per barrel during the same period in 2007. Net production attributable to the Hugoton Royalty was 137,627 Mcf of natural gas and 7,723 barrels of natural gas liquids in the third quarter of 2008 compared to 135,835 Mcf of natural gas and 6,639 barrels of natural gas liquids in the third quarter of 2007. Actual production volumes attributable to the Hugoton properties decreased to 164,581 Mcf of natural gas and increased to 9,235 barrels of natural gas liquids in the third quarter of 2008 as compared to 188,313 Mcf of natural gas and 9,210 barrels of natural gas liquids for the same period in 2007 as a result of line repairs in the field.

        Capital expenditures on these properties were $0. In addition, the Trust received a credit of $13,851 in the third quarter of 2008, as compared to $36,117 in the third quarter of 2007. Operating costs were $375,270 in the third quarter of 2008, a decrease of approximately 13% as compared to $431,634 in the third quarter of 2007. The decrease in operating expenses between the three months ended September 30, 2007 and the three months ended September 30, 2008 is due to efforts to contain costs to offset vendor pricing increases.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the Royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $2,416,644 during the third quarter of 2008 as compared with $1,586,626 in the third quarter of 2007. The increase was primarily due to higher natural gas and natural gas liquids prices offset in part by increased capital costs and operating expenses in the third quarter of 2008. The average price received in the third quarter of 2008 for natural gas sold from the San Juan Basin Royalty Properties was $8.85 per Mcf and $65.90 per barrel, respectively, compared to $5.59 per Mcf and $40.41 per barrel during the same period in 2007. Net production attributable to the San Juan Basin Royalty was 176,766 Mcf of natural gas and 12,939 barrels of natural gas liquids in the third quarter of 2008 as compared to 175,530 Mcf of natural gas and 15,019 barrels of natural gas liquids in the third quarter of 2007. Actual production volumes attributable to the San Juan Basin properties decreased to 224,779 Mcf of natural gas and 16,486 barrels of natural gas liquids in the third quarter of 2008 as compared to 249,146 Mcf of natural gas and 20,196 barrels of natural gas liquids for the same period in 2007. The decrease in actual production volume for the three month period ended September 30, 2008 compared to the same period in 2007 as a result of natural production fluctuations.

        San Juan-New Mexico capital expenditures were $166,650 in the third quarter of 2008, an increase of 13% as compared to $147,540 in the third quarter of 2007 due to increased drilling activity. Operating costs were $491,761 in the third quarter of 2008, an increase of approximately 23% as compared to $399,268 in the third quarter of 2007. The increase in operating expenses for the three month period ended September 30, 2008 compared to the same period in 2007 was due to increased repair and maintenance activity.

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

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $273,985 during the third quarter of 2008, compared to $356,234 received during the third quarter of 2007. Royalty income received in the third quarter of 2007 from Red Willow operated properties relating to undistributed earnings from prior periods totaled $206,836. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 34,283 Mcf of natural gas during the third quarter of 2008 compared to 66,038 Mcf of natural gas attributable to the Trust during the third quarter of 2007. The average price received in the third quarter of 2008 for natural gas sold from the San Juan Basin Colorado Properties was $8.28. The average price received in the third quarter of 2007 for natural gas sold from the San Juan Basin Colorado Properties was $5.39. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 38,807 Mcf of natural gas in the third quarter of 2008 as compared to 75,652 Mcf of natural gas for the same period in 2007. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result royalty income for previous periods was reduced. Because royalty income recorded for a month is the amount computed and paid by BP, the additional royalties, if any, will not be recorded until received.

        Operating costs on these properties were $47,445 in the third quarter of 2008, a decrease of approximately 8% as compared to $51,519 in the third quarter of 2007 attributed to a decrease in maintenance work and lease operating expenses (labor, fuel, electricity, and chemicals).

Nine Months Ended September 30, 2008 and 2007

Financial Review

	Nine Months Ended September 30,
	2008	2007
Royalty income	$10,896,240	$8,406,218
Interest income	36,834	69,374
General and administrative expense	(96,075)	(64,904)

Distributable income	$10,836,999	$8,410,688

Distributable income per unit	$5.8151	$4.5132

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $10,896,249 for the nine months ended September 30, 2008, an increase of approximately 30% as compared to $8,406,218 for the nine months ended September 30, 2007, primarily as a result of higher natural gas and natural gas liquids prices in the first nine months of 2008 compared with the first nine months of 2007.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the nine months ended September 30, 2008 was $10,837,008, representing $5.8151 per unit, compared to $8,410,688, representing $4.5132 per unit, for the nine months ended September 30, 2007.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 41% of the Royalty income of the Trust during the nine months ended September 30, 2008.

        Royalty income attributable to the Hugoton Royalty Properties increased to $4,508,561 for the nine months ended September 30, 2008 from $3,569,852 for the same period in 2007, due to increases in natural gas and natural gas liquids price from the Hugoton Royalty Properties slightly offset by decreases in natural gas and natural gas liquids production. The average price received in the first nine months of 2008 for natural gas and natural gas liquids sold from the Hugoton field was $7.77 per Mcf and $62.49 per barrel, compared to $6.30 per Mcf and $40.65 per barrel during the same period in 2007. Net production attributable to the Hugoton Royalty Properties decreased to 399,141 Mcf of natural gas and 22,193 barrels of natural gas liquids for the nine months ended September 30, 2008 as compared to 406,791 Mcf of natural gas and 24,701 barrels of natural gas liquids for the nine months ended September 30, 2007. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 496,003 Mcf of natural gas and increased to 27,563 barrels of natural gas liquids for the nine months ended September 30, 2008 as compared to 565,612 Mcf of natural gas and 27,281 barrels of natural gas liquids for the same period in 2007. The decrease in gas production and the increase in the natural gas liquids production for the nine month period ended September 30, 2008 compared to the same period in 2007 was primarily due to the nitrogen rejection unit being down for a portion of

January and February 2007. The shut down of the nitrogen rejection unit increased the gas production while it decreased the natural gas liquids production.

        The Hugoton capital expenditures were $2,949 during the nine months ended September 30, 2008, a decrease of approximately 94% as compared to $51,995 during the nine months ended September 30, 2007. The decrease in the capital expenditures was primarily due to fewer capital workovers in 2008. Operating costs were $1,064,250 during the nine months ended September 30, 2008, as compared to $1,066,040 during the nine months ended September 30, 2007.

San Juan Basin

        The San Juan-New Mexico Royalty income was $5,739,675 for the first nine months of 2008 compared to $4,098,811 in the first nine months of 2007. The increase in Royalty income was due primarily to higher prices for natural gas and natural gas liquids in the first nine months of 2008 from the San Juan Basin-New Mexico properties. Net production attributable to the San Juan-New Mexico properties increased to 455,299 Mcf of natural gas and decreased to 39,765 barrels of natural gas liquids for the nine months ended September 30, 2008 as compared to 420,338 Mcf of natural gas and 47,122 barrels of natural gas liquids for the nine months ended September 30, 2007. Actual production volumes attributable to the San Juan-New Mexico properties decreased to 624,450 Mcf of natural gas and 51,824 barrels of natural gas liquids in the nine months ended September 30, 2008 as compared to 716,324 Mcf of natural gas and 56,559 barrels of natural gas liquids for the same period in 2007. The decrease in production volume for natural gas and natural gas liquids for the nine month period ended September 30, 2008 compared to the same period 2007 was attributable to the slow recovery of the wells after they were shut down for maintenance and subsequently brought back online following a gas plant fire that occurred during the second quarter of 2008. The average price received in the nine months ended September 30, 2008 for natural gas and natural gas liquids sold from the San Juan-New Mexico properties was $7.32 per Mcf and $59.82 per barrel, respectively, compared to $6.38 per Mcf and $43.49 per barrel during the same period in 2007.

        San Juan-New Mexico capital expenditures were $616,854 during the nine months ended September 30, 2008, a decrease of approximately 15% as compared to $709,103 during the nine months ended September 30, 2007. Operating costs were $1,314,683 during the nine months ended September 30, 2008, an increase of approximately 7% as compared to $1,226,650 during the nine months ended September 30, 2007 due to an increase in repair and maintenance activity.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $648,004 for the nine months ended September 30, 2008, compared to $737,555 received during the same period in 2007. Royalty income received in the nine months ended September 30, 2007 from Red Willow operated properties relating to undistributed earnings from prior periods totaled $159,497. The operators did not pay to the Trust amounts received during the first nine months of 2006. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 98,829 Mcf of natural gas during the nine months ended September 30, 2008 with 143,859 Mcf of natural gas volumes attributable to the Trust during the same period in 2007. The average price received for the nine months ended September 30, 2008 for natural gas sold from the San Juan Basin Colorado Properties was $6.53. The average price received for the nine months ended September 30, 2007 for natural gas sold from the San Juan Basin Colorado Properties was $5.13. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 116,605 Mcf of natural gas for the nine months ended September 30, 2008 as compared to 160,265 Mcf of natural gas for the same period in 2007 due to the slow recovery of the wells after they were shut down for maintenance and subsequently brought back online following a gas plant fire that occurred during the second quarter of 2008.

        Operating costs on these properties were $112,870 for the nine months ended September 30, 2008, an increase of approximately 33% as compared to $85,184 in the same period in 2007 were due to an increase in drilling and workover charges.

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

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by the working interest owners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the trust officer acting on behalf of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust's disclosure controls and procedures. The officer acting on behalf of the Trustee concluded that the Trust's controls and procedures were effective at that time.

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I, Item 1A. "Risk Factors—None of the Trustee or its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interests owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain risks relating to these arrangements and reliance.

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

		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-07884	4	(c)
4(d)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-07884	4	(d)
4(e)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-07884	4	(e)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mesa Royalty Trust
	By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
	By:	/s/ Mike Ulrich
Mike Ulrich Vice President and Trust Officer
Date: August 21, 2009

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