Form 10-K
period 2008-12-31
MESA ROYALTY TRUST/TX
filed 2009-09-16
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-7884

Mesa Royalty Trust
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6284806 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee 919 Congress Avenue, Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant's telephone number, including area code: 800-852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         As of August 31, 2009, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

        The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trust is 1-800-852-1422. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        The Trust was created on November 1, 1979. On that date, Mesa Petroleum Co. predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to Mesa Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc. ("ConocoPhillips"). ConocoPhillips sold most of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, PNR refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

        The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval by the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the

Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $13,845,456 and $12,216,271 for the years 2008 and 2007, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

 DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at August 31, 2009.

Distributions

        The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date"), which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1 1/2% below the prime rate charged by The Bank of New York Mellon Trust Company, N.A., successor from JPMorgan Chase Bank, N.A., (as the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association) or the interest rate which The Bank of New York Mellon Trust Company, N.A., pays in the normal course of business on amounts placed with it, whichever is greater.

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

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

 DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2008

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	469	468
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	1,237	466

Total	140,370	130,741	1,706	934

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

San Juan Basin

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin—New Mexico reserves, including a few wells located in Southwestern Colorado, retained by ConocoPhillips represent approximately 59% of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to ConocoPhillips on April 30, 1991. ConocoPhillips subsequently sold its underlying interest in substantially all of the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP. See "—Description of the Trust" under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for approximately 5% of the Trust's reserves.

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2008, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled on Trust properties, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2008. The Hugoton Area and San Juan Basin Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

        Trust Proved Reserves:

Oil and Natural Gas Liquids (bbl)	609,971
Natural Gas (Mcf)	9,532,466

Proved Reserves ($000)
Future Net Revenue*	60,725
Present Worth at 10 Percent*	33,361

    *
    Future income taxes were not taken into account in the preparation of these estimates.

        The Reserve Report was delivered to the Trustee on May 8, 2009. All of the foregoing proved reserves in this report were also categorized as proved developed reserves. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$61.75 per bbl; (2) NGL prices—$37.20 per bbl for San Juan Properties, $25.70 per bbl for Hugoton Properties; and (3) natural gas prices—$3.78 per Mcf for San Juan Properties, $4.73 per Mcf for Hugoton Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2008, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

Income, Production and Average Prices

        Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Royalty Income, Production and Average Prices" under Item 7 of this Form 10-K for information concerning income, production and prices with respect to the Royalty.

 CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 43% of the Royalty income of the Trust during 2008.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2008, these purchasers included Greely Gas and Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

        In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. PNR extended the contract to June 1, 2010. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned to Kansas Gas Service ("Oneok").

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

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 57% of the Royalty income of the Trust during 2008. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability compared to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. Since 2000, demand for natural gas has increased while supplies from production have remained tight. Average annual wellhead prices decreased from $7.51 per Mcf in 2005 to $6.42 per Mcf in 2006, and to $6.37 per Mcf in 2007 and increased to $8.07 per Mcf in 2008 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

        The Trustee also relies entirely on reserve estimates and related information prepared by DeGoyler and McNaughton based on information provided by the working interest owners. While the Trustee has no reason to believe the reserve estimates included in this report are not accurate, to the extent additional information exists that could affect their reserve estimates, the estimated reserves in these reports could also be too low.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2008.

Item 2.    Properties.

        The Trust owns property interests in the Hugoton Area (Kansas) and the San Juan Basin (Northwestern New Mexico and Southwestern Colorado). See "Business—Description of Royalty Properties" contained in Item 1 of this Form 10-K.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2008 and December 31, 2007, were as follows:

	2008			2007
Quarter	High	Low	Distribution	High	Low	Distribution
First	$72.00	$53.98	$1.5411	$58.94	$49.33	$1.3805
Second	$84.28	$67.01	$1.8537	$62.32	$54.77	$1.4225
Third	$86.36	$60.00	$2.4201	$65.95	$50.25	$1.7102
Fourth	$64.50	$35.55	$1.5730	$79.33	$59.13	$2.0452

        At August 31, 2009, the 1,863,590 units outstanding were held by 879 unitholders of record.

Item 6.    Selected Financial Data.

	2008	2007	2006	2005	2004
Royalty income	$13,845,456	$12,216,271	$9,809,030	$10,568,610	$8,855,234
Distributable income	$13,768,502	$12,222,045	$9,771,034	$10,522,777	$8,814,499
Distributable income per unit	$7.3882	$6.5583	$5.2431	$5.6465	$4.7298
Total assets at year end	$9,966,534	$11,503,570	$9,834,998	$11,905,561	$11,322,309

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

          (b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they are included as part of the distribution.

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

Financial Review

  Years 2008 and 2007

	Years Ended December 31,
	2008	2007
Royalty income	$13,845,456	$12,216,271
Interest income	50,869	97,278
General and administrative expenses	(127,823)	(91,504)

Distributable income	$13,768,502	$12,222,045

Distributable income per unit	$7.3882	$6.5583

        The Trust's Royalty income was $13,845,456 in 2008, an increase of approximately 13% as compared to $12,216,271 in 2007, primarily as a result of increased prices for natural gas and natural gas liquids.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $5,988,724 in 2008, an increase of approximately 5%, as compared to $5,705,773 million in 2007, primarily as a result of higher prices for natural gas and natural gas liquids, offset in part by lower production volumes and by payments and interest received during 2007 of approximately $1,100,000 to partially settle claims made in the John Steven Alford and Robert Larrabee v. Pioneer lawsuit discussed in Note 6 to the Notes to Financial Statements under Item 8 of this Form 10-K.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $8.07 per Mcf and $64.94 per barrel, respectively, in 2008 as compared to $6.07 per Mcf and $42.85 per barrel, respectively, in 2007. Net production attributable to the Hugoton Royalty was 516,468 Mcf of natural gas and 28,039 barrels of natural gas liquids in 2008 as compared with 543,241 Mcf of natural gas and 30,625 barrels of natural gas liquids in 2007. Actual production volumes attributable to the Hugoton properties were 656,737 Mcf of natural gas and 35,501 barrels of natural gas liquids in 2008 as compared with 759,786 Mcf of natural gas and 36,660 barrels of natural gas liquids in 2007. The decrease in gas and natural gas liquids production for the year ended December 31, 2008 compared to the same period in 2007 was primarily due to natural decline and the nitrogen rejection unit being down for a portion of January and February in 2007. The shutdown of the nitrogen rejection unit increases the gas production while it decreases the natural gas liquids production.

        The Hugoton capital expenditures were $15,032 for 2008, a decrease of approximately 90% as compared to $144,555 for 2007. The decrease in the capital expenditures was primarily due to fewer capital workovers in 2008. Operating costs were $1,557,932 during 2008, an increase of approximately 10% as compared to $1,422,450 during 2007 due to increases in production taxes, well workers, and higher rates charged by service providers.

San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $7,064,784 in 2008 as compared to $5,316,376 in 2007, an increase of 33%. The increase in Royalty income was due primarily to higher prices for natural gas and natural gas liquids and decreased capital expenditures during 2008. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 617,735 Mcf of natural gas and 50,308 barrels of natural gas liquids, oil and condensate in 2008 as compared to 578,316 Mcf of natural gas and 56,188 barrels of natural gas liquids, oil and condensate in 2007. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 849,707 Mcf of natural gas and 67,025 barrels of natural gas liquids, oil and condensate in 2008 as compared with 941,366 Mcf of natural gas and 73,888 barrels of natural gas liquids, oil and condensate in 2007. The decrease in gas and natural gas liquids production volumes for the year ended December 31, 2008 compared to the same period 2007 was due to production interruptions due to gas plant fires, inclement weather and repair and workover activity. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $6.74 per Mcf and $57.67 per barrel, respectively, in 2008 compared with $5.36 per Mcf and $39.45 per barrel, respectively, in 2007.

        San Juan—New Mexico capital expenditures were $827,206 during 2008, a decrease of approximately 18% as compared to $1,007,366 during 2007. The decrease in capital expenditures was due to a decrease in development drilling. Operating costs were $1,733,498 during 2008, an increase of approximately 6% as compared to $1,638,835 during 2007. The increase in operating costs during 2008 compared to 2007 was due to increased workover, repair and maintenance activity.

        The costs related to the San Juan Basin, Colorado portion of the Fruitland Coal drilling program were recovered in December 2004. However, subsequent earnings were not remitted to the Trust until December 2006 and July 2007. The cumulative earnings, including interest on undistributed earnings, reported to the Trust by the working interest owner through November 2006, totaled $1,280,412. In December 2006, BP remitted $978,349 for payment of undistributed earnings from January 2005 through October 2006 and November 2006 earnings related to the properties it operates. In July 2007, Red Willow remitted $159,497 for payment of undistributed earnings from January 2005 through December 2006 for the San Juan Basin—Colorado Royalty properties it operates. BP communicated to the Trust these distributions represent all of the previously unpaid revenues. The Trustee is currently investigating the $142,566 difference in the original estimate of unpaid proceeds of $1,280,412 and the payment of $1,137,846. Since Royalty income for the Trust is recorded on a cash basis, the earnings for the year ended December 31, 2006 were not recognized as income until the quarter ended December 31, 2006 and September 30, 2007.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $791,948 in 2008 as compared to $1,194,122 in 2007. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 133,101 Mcf of natural gas in 2008 as compared to 194,775 Mcf of natural gas in 2007. The average price received for natural gas from these San Juan Basin properties was $5.95 per Mcf in 2008 as compared with $5.99 per Mcf in 2007. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 156,917 Mcf in 2008. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2008. During 2007, net production of natural gas liquids, oil and condensate from the San Juan Basin, Colorado Properties was 734 barrels and actual production was 1,348 barrels. Operating costs for the San Juan Basin properties were $161,286 in 2008 as compared to $136,772 in 2007.

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

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $5,705,773 in 2007, an increase of approximately 19%, as compared to $4,810,684 million in 2006, primarily as a result of payments and interest received during 2007 of approximately $1,100,000 to partially settle claims made in the John Steven Alford and Robert Larrabee v. Pioneer lawsuit discussed in Note 6 to the Notes to Financial Statement under Item 8 of this Form 10-K.

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

        The Hugoton capital expenditures were $144,555 for 2007, a decrease of approximately 33% as compared to $217,304 for 2006. The decrease in the capital expenditures was primarily due to less wells drilled in 2007 as compared to 2006. Operating costs were $1,422,450 during 2007, an increase of approximately 11% as compared to $1,285,962 during 2006 due to increases in production taxes, well workers, and higher rates charged by service providers.

San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $5,316,376 in 2007 as compared to $4,019,997 in 2006, an increase of 33%. The increase in Royalty income was due primarily to increased natural gas liquid production and decreased operating expenditures in the first nine months of 2006 from the San Juan Basin—New Mexico properties. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 578,316 Mcf of natural gas and 56,188 barrels of natural gas liquids, oil and condensate in 2007 as compared to 374,180 Mcf of natural gas and 40,567 barrels of natural gas liquids, oil and condensate in 2006. Actual production volumes attributable to the San Juan Basin properties located in the state of New Mexico was 941,366 Mcf of natural gas and 73,888 barrels of natural gas liquids, oil and condensate in 2007 as compared with 928,364 Mcf of natural gas and 48,046 barrels of natural gas liquids, oil and condensate in 2006. The increase in production volume for the year ended December 31, 2007 compared to the same period 2006 was due to the better run times on conventional gathering. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $5.36 per Mcf and $39.45 per barrel, respectively, in 2007 compared with $6.37 per Mcf and $40.34 per barrel, respectively, in 2006.

        San Juan—New Mexico capital expenditures were $1,007,366 during 2007, a decrease of approximately 16% as compared to $1,205,870 during 2006. Operating costs were $1,638,835 during 2007, a decrease of approximately 38% as compared to $2,627,868 during 2006. The decrease in operating costs during 2007 compared to 2006 was due to inclement weather that impacted the operations coupled with a reduction in lease inspections, facilities expenses and well workover expenses.

        The costs related to the San Juan Basin, Colorado portion of the Fruitland Coal drilling program were recovered in December 2004. However, subsequent earnings were not remitted to the Trust until December 2006 and July 2007. The cumulative earnings, including interest on undistributed earnings, reported to the Trust by the working interest owner through November 2006, totaled $1,280,412. In December 2006, BP remitted $978,349 for payment of undistributed earnings from January 2005 through October 2006 and November 2006 earnings related to the properties it operates. In July 2007, Red Willow remitted $159,497 for payment of undistributed earnings from January 2005 through December 2006 for the San Juan Basin—Colorado Royalty properties it operates. BP communicated to the Trust these distributions represent all of the previously unpaid revenues. The Trustee is currently investigating the $142,566 difference in the original estimate of unpaid proceeds of $1,280,412 and the payment of $1,137,846. Since Royalty income for the Trust is recorded on a cash basis, the earnings for the year ended December 31, 2006 were not recognized as income until the quarter ended December 31, 2006 and September 30, 2007.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $1,194,122 in 2007 as compared to $978,349 in 2006. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado were 194,775 Mcf of natural gas in 2007 as compared to 223,367 Mcf of natural gas in 2006. The average price received for natural gas from these San Juan Basin properties was $5.99 per Mcf in 2007 as compared with $4.38 per Mcf in 2006. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 177,619 Mcf in 2007. Net production of natural gas liquids, oil and condensate from the San Juan Basin—Colorado Properties in 2007 was 734 barrels and actual production was 1,348 barrels in 2007. The average price received for natural gas liquids, oil and condensate from the San Juan Basin—Colorado properties was $37.36 per barrel in 2007. Operating costs for the San Juan Basin properties was $136,772 in 2007 as compared to $270,017 in 2006.

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)

	San Juan
	Hugoton		New Mexico		Colorado			Total
	Natural Gas	Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids		Natural Gas	Oil, Condensate and Natural Gas Liquids
Year ended December 31, 2008:
The Trust's proportionate share of—
Gross Proceeds(1)	$5,257,637	$2,304,051	$5,740,154	$3,885,334	$953,234	$—		$11,951,025	$6,189,385
Less the Trust's proportionate share of—
Capital costs	(9,181)	(5,851)	(515,425)	(311,781)	—	—		(524,606)	(317,632)
Operating costs	(1,080,559)	(477,373)	$(1,061,194)	(672,304)	(161,286)	—		$(2,303,039)	(1,149,677)

Royalty Income	$4,167,897	$1,820,827	$4,163,535	$2,901,249	$791,948	$—		$9,123,380	$4,722,076

Average Sales Price	$8.07	$64.94	$6.74	$57.67	$5.95	$—		$7.20	$60.27

Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf )	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(3)	516,468	28,039	617,735	50,308	133,101	—		1,267,304	78,347

Year ended December 31, 2007:
The Trust's proportionate share of—
Gross Proceeds(1)	$5,702,879	$1,569,899	$5,047,932	$2,914,645	$1,309,166	$28,771		$12,059,977	$4,513,315
Less the Trust's proportionate share of—
Capital costs	(107,490)	(37,065)	(714,876)	(292,490)	(6,939)	(104)		(829,305)	(329,659)
Operating costs	(1,201,906)	(220,544)	(1,233,284)	(405,551)	(135,524)	(1,248)		(2,570,714)	(627,343)

Royalty Income	$4,393,483	$1,312,290	$3,099,772	$2,216,604	$1,166,703	$27,419		$8,659,958	$3,556,313

Average Sales Price	$6.07	$42.85	$5.36	$39.45	$5.99	$37.36		$6.62	$40.62

Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf )	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(3)	543,241	30,625	578,316	56,188	194,775	734		1,316,332	87,547

Year ended December 31, 2006:
The Trust's proportionate share of—
Gross Proceeds(1)	$5,527,968	$1,770,745	$5,915,794	$1,937,941	$1,550,429	$—		$12,994,191	$3,708,686
Less the Trust's proportionate share of—
Capital costs	(217,180)	—	(1,205,870)		—	—		(1,423,050)	—
Operating costs	(2,270,849)	—	(2,326,396)	(301,472)	(270,017)	—		(4,867,262)	(301,472)
Withheld revenues(2)	—	—	—	—	(302,063)	—		(302,063)	—

Royalty Income	$3,039,939	$1,770,745	$2,383,528	$1,636,469	$978,349	$—		$6,401,816	$3,407,214

Average Sales Price	$7.48	$42.83	$6.37	$40.34	$4.38	$—		$6.38	$41.58

Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf )	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(3)	406,409	41,344	374,180	40,567	223,367	—		1,003,956	81,911

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
The Colorado portion of the San Juan Basin Royalty properties recouped all costs related to the Fruitland Coal drilling program as of December 2004. However, subsequent cumulative earnings were not remitted to the Trust until December 2006 and July 2007. The cumulative earnings reported to the Trust by the Working Interest Owner from January 2005 through October 2006 totaled approximately $1,280,000. In December 2006, BP as operator of a portion of the San Juan Basin-Colorado Royalty properties remitted approximately $978,000 for payment of undistributed earnings from January 2005 through October 2006 and November 2006 earnings. In 2007, Red Willow remitted $226,000 to the Trust relating to San Juan Basin-Colorado Royalty properties that it operates. Of the $226,000 remitted by Red Willow, $66,000 related to production during 2007. The remaining $159,000 related to undistributed earnings from January 2005 through December 2006. Since Royalty income for the Trust is recorded on a cash basis, Royalty income for year ended December 31, 2005 and 2004 of $543,989 and $38,860, respectively, was not recognized until the year ended December 31, 2006.

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

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2008	2007	2006
Royalty income	$13,845,456	$12,216,271	$9,809,030
Interest income	50,869	97,278	30,275
General and administrative expenses	(127,823)	(91,504)	(68,271)

Distributable income	$13,768,502	$12,222,045	$9,771,034

Distributable income per unit	$7.3882	$6.5583	$5.2431

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2008	2007
ASSETS
Cash and short-term investments	$2,917,460	$3,783,453
Interest receivable	14,035	27,904
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(35,462,995)	(34,805,821)

Total assets	$9,966,534	$11,503,570

LIABILITIES AND TRUST CORPUS
Distributions payable	$2,931,495	$3,811,357
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	7,035,039	7,692,213

Total liabilities and trust corpus	$9,966,534	$11,503,570

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2008	2007	2006
Trust corpus, beginning of year	$7,692,213	$8,102,715	$8,521,268
Distributable income	13,768,502	12,222,045	9,771,034
Distributions to unitholders	(13,768,502)	(12,222,045)	(9,771,034)
Amortization of net overriding royalty interests	(657,174)	(410,502)	(418,553)

Trust corpus, end of year	$7,035,039	$7,692,213	$8,102,715

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

        Effective October 2, 2006, the Bank of New York Mellon Trust Company, N.A. (the "Trustee") succeeded JPMorgan Chase Bank, N.A. as Trustee of the Trust. JPMorgan Chase Bank, N.A. is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that:

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

          (b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they are included as part of the distribution.

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

        The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(4) Distributions to Unitholders

        Under the terms of the Trust Indenture, the Trustee must distribute to the unitholders all cash receipts, after paying liabilities and providing for cash reserves as determined necessary by the Trustee.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unitholders (Continued)

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

        Pioneer's portion of the cash payment is approximately $32,700,000. Pioneer agreed to pay the cash portion in two installments. Pioneer advised the Trustee that the portion of the cash payments net to the Trust's interest was approximately $1,000,000 paid on September 30, 2006 and an expected payment of $986,138 payable on September 30, 2007. The $986,138 attributable to the Trust paid on September 30, 2006, was deducted from royalty income in the fourth quarter of 2006. In October 2007, Pioneer informed the Trustee that during the course of Pioneer USA's analysis of the payments under the terms of the settlement agreement, Pioneer USA determined that the Trust should not bear any portion of the second installment payment and that Pioneer USA should reimburse the Trust for the portion of the first installment payment previously charged to the Trust and paid in September 2006. As a result, Pioneer USA included a reimbursement of $1,096,630, including interest in the amount of $110,492, to the distribution made to the Trust in October 2007 were included in the Trust's fourth quarter receipts in 2007, and no portion of the second installment payment was charged to the Trust.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2008 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates of the proved oil and gas reserves attributable to the Hugoton Royalty Properties as of December 31, 2007 and 2006 are based on reports prepared by Pioneer. Estimates of the proved oil and gas reserves attributable to the San Juan Basin Royalty Properties as of December 31, 2007 and 2006 are based on reports prepared by DeGoyler and MacNaughton and ConocoPhillips, respectively. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2005	2,361,000	30,671,815
Revisions to previous estimates	260,345	3,896,093
Extensions, discoveries and other additions	—	—
Production	(81,949)	(1,003,957)

December 31, 2006	2,539,396	33,563,951
Revisions to previous estimates	(1,538,328)	(14,856,500)
Extensions, discoveries and other additions	—	—
Production	(91,356)	(1,285,368)

December 31, 2007	909,712	17,422,083
Revisions to previous estimates	(221,394)	(6,622,313)
Extensions, discoveries and other additions	—	—
Production	(78,347)	(1,267,304)

December 31, 2008	609,971	9,532,466

Proved Developed Reserves:
December 31, 2005	2,361,000	29,961,815

December 31, 2006	2,531,396	32,229,951

December 31, 2007	909,712	17,422,083

December 31, 2008	609,971	9,532,466

•
The Hugoton Royalty represents 27%, 47%, and 15% of the estimated proved oil, condensate and natural gas liquids reserves and 40%, 41%, and 31% of the estimated proved natural gas reserves as of December 31 of 2008, 2007 and 2006, respectively.

•
The December 31, 2007 reserve estimates for the San Juan Basin properties were prepared by a third party reservoir engineering firm, whereas the December 31, 2006 and 2005 reserve estimates were prepared by the Working Interest Owner. Revisions to previous estimates in 2007 are primarily due to professional differences in judgment regarding estimates of San Juan Basin reserves.

•
The December 31, 2008 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm, whereas the December 31, 2007 and 2006 reserve estimates for the Hugoton properties were prepared by the Working Interest Owner. Revisions to previous estimates in 2008 are primarily due to professional differences in judgment regarding estimates of Hugoton reserves in addition to a decline in commodity prices.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2008	2007	2006
	(In thousands)
The Trust's proportionate share of future gross proceeds	$112,402	$180,349	$277,063
Less the Trust's proportionate share of—Future operating costs	(51,677)	(26,053)	(59,343)
Future capital costs	—	(191)	(7,268)

Future royalty income	60,725	154,105	210,452
Discount at 10% per annum	(27,364)	(80,353)	(129,366)

Standardized measure of future royalty income from proved oil and gas reserves	$33,361	$73,752	$81,086

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2008	2007	2006
	(In thousands)
Standardized measure at beginning of year	$73,752	$81,086	$126,022

Revisions of previous estimates	(10,482)	(35,821)	1,033
Net changes in price and production costs	(23,439)	32,594	(48,762)
Extensions, discoveries and other additions	—	—	—
Royalty income	(13,845)	(12,216)	(9,809)
Accretion of discount	7,375	8,109	12,602

Net changes in standardized measure	(40,391)	(7,334)	(44,936)

Standardized measure at end of year	$33,361	$73,752	$81,086

•
The Hugoton Royalty represents approximately 39% and 48% of the standardized measure of future royalty income for 2008 and 2007, respectively.

•
Standardized measure at December 31, 2008 was calculated using natural gas prices of $4.73 per Mcf for Hugoton properties and $3.78 for the San Juan properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Supplemental Reserve Information (Unaudited) (Continued)

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2008:
Royalty income	$2,884,508	$3,476,622	$4,535,119	$2,949,207
Distributable income	$2,872,024	$3,454,825	$4,510,158	$2,931,495
Distributable income per unit	$1.5411	$1.8539	$2.4201	$1.5730
2007:
Royalty income	$2,563,081	$2,662,923	$3,180,214	$3,810,053
Distributable income	$2,572,645	$2,651,008	$3,187,035	$3,811,357
Distributable income per unit	$1.3805	$1.4225	$1.7102	$2.0452

SEC Rule-Making Activity

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2008 and 2007, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2008, in conformity with the basis of accounting described in Note 3.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mesa Royalty Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 16, 2009 expressed an unqualified opinion on the effectiveness of the Trust's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
September 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust

        We have audited Mesa Royalty Trust's (the "Trust") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion Mesa Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2008, and our report dated September 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Houston, Texas
September 16, 2009

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2008. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

          Based on filings with the Securities and Exchange Commission on Schedules 13D and 13G, as of August 31, 2009 there were no owners of units in excess of 5% of the outstanding units.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2008 and 2007 and fees billed for other services rendered by KPMG LLP.

	2008	2007
Audit fees(1)	$526,668	$532,500
Audit-related fees	—	—
Tax fees(2)	40,000	40,000
All other fees	—	—

Total fees	$566,668	$572,500

    (1)
    Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting and reimbursement for travel-related expenses. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

    (2)
    Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders paid in 2008 related to 2007 tax work and in 2007 for 2006 tax work. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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

MESA ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

September 16, 2009

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