Form 10-Q
period 2009-03-31
MESA ROYALTY TRUST/TX
filed 2009-09-30
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2009
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

        As of September 30, 2009—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Royalty income	$1,134,774	$2,884,508
Interest income	135	14,534
General and administrative expense	(48,974)	(27,018)

Distributable income	$1,085,935	$2,872,024

Distributable income per unit	$0.5827	$1.5411

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and short-term investments	$1,085,800	$2,917,460
Interest receivable	135	14,035
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(35,607,060)	(35,462,995)

Total assets	$7,976,909	$9,966,534

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,085,935	$2,931,495
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	6,890,974	7,035,039

Total liabilities and trust corpus	$7,976,909	$9,966,534

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Trust corpus, beginning of period	$7,035,039	$7,692,213
Distributable income	1,085,935	2,872,024
Distributions to unitholders	(1,085,935)	(2,872,024)
Amortization of net overriding royalty interest	(144,065)	(141,068)

Trust corpus, end of period	$6,890,974	$7,551,145

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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

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

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they are included in the calculation of the monthly distribution amount;

          (d)   Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such later date as the Trustee determines is required to comply with applicable law or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

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

Note 3—Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by PNR, ConocoPhillips and BP Amoco that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact of future Royalty income.

Note 4—Income Tax Matters

        In a technical advice memorandum dated February 26, 1982, the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will incur no federal income tax liability. In addition, there is no state income tax liability for the period.

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

        The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust is currently evaluating the new rules and assessing the impact they will have on its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC may consider delaying the compliance date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2009		2008
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,615,782	$702,207	$2,403,586	$1,577,873
Less the Trust's proportionate share of:
Capital costs recovered	(247,624)	(115,266)	(190,697)	(119,833)
Operating costs	(589,981)	(230,344)	(488,203)	(298,218)

Royalty income	$778,177	$356,597	$1,724,686	$1,159,822

Average sales price	$3.88	$29.01	$5.79	$58.71

Net production volumes attributable to the Royalty paid (2)	200,636	12,294	299,531	20,012

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2009 and 2008

Financial Review

	Three Months Ended March 31,
	2009	2008
Royalty income	$1,134,774	$2,884,508
Interest income	135	14,534
General and administrative expense	(48,974)	(27,018)

Distributable income	$1,085,935	$2,872,024

Distributable income per unit	$0.5827	$1.5411

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,134,774 in the first quarter of 2009, a decrease of approximately 61% as compared to $2,884,508 in the first quarter of 2008, primarily as a result of lower natural gas and natural gas liquid prices, and increased capital costs in the first quarter of 2009 as compared to the first quarter of 2008.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2009 was $1,085,935, representing $.5827 per unit, compared to $2,872,024, representing $1.5411 per unit, for the quarter ended March 31, 2008. Based on 1,863,590 units outstanding for the quarters ended March 31, 2009 and 2008, respectively, the per unit distributions were as follows:

	2009	2008
January	$.1798	$.4717
February	.2090	.5350
March	.1939	.5344

	$.5827	$1.5411

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 46% of the Royalty income of the Trust during the first quarter of 2009.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Greely Gas and Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were significantly lower in the first quarter of 2009 compared to the first quarter of 2008.

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

        Royalty income attributable to the Hugoton Royalty decreased to $525,477 in the first quarter of 2009, from $1,191,689 in the first quarter of 2008 primarily due to decreases in natural gas and natural gas liquid prices from the Hugoton Royalty Properties, and increased capital and operating expenditures. The average price received in the first quarter of 2009 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.12 per Mcf and $38.90 per barrel, respectively, as compared to $6.05 per Mcf and $58.83 per barrel, respectively, in the first quarter of 2008. Net production of natural gas attributable to the Hugoton Royalty decreased to 83,091 Mcf in the first quarter of 2009 from 126,326 Mcf in the first quarter of 2008. Net production of natural gas liquids attributable to the Hugoton Royalty decreased from 7,288 barrels in the first quarter of 2008 to 4,708 barrels in the first quarter of 2009. Actual production volumes from the Hugoton properties increased to 170,203 Mcf of natural gas and 9,478 barrels of natural gas liquids in the first quarter of 2009 as compared to 164,476 Mcf of natural gas and 9,459 barrels of natural gas liquids for the same period in 2008.

        The Hugoton capital expenditures were $154,614 in the first quarter of 2009, an increase of approximately 798% as compared to $17,215 in the first quarter of 2008. The increase in capital expenditures was primarily due to increased drilling activity. Operating costs were $389,371 in the first quarter of 2009, an increase of approximately 13% as compared to $343,320 in the first quarter of 2008. The increase in operating costs was primarily due to higher rates charged by service providers.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $596,107 during the first quarter of 2009 as compared with Royalty income of $1,511,505 in the first quarter of 2008. The decrease in Royalty income was due primarily to lower natural gas and natural gas liquids prices in the first quarter of 2009 compared to the first quarter of 2008 offset in part by decreased capital and operating costs. Net production attributable to the San Juan Basin Royalty located in New Mexico was 113,027 Mcf of natural gas and 7,586 barrels of natural gas liquids in the first quarter of 2009, as compared to 137,168 Mcf of natural gas and 12,724 barrels of natural gas liquids in the first quarter of 2008. The average price received in the first quarter of 2009 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.74 per Mcf and $22.86 per barrel, respectively, compared to $5.66 per Mcf and $57.51 per barrel during the same period in 2008. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico increased to 214,735 Mcf in the first quarter of 2009 as compared to 210,660 Mcf of natural gas for the same period in 2008. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico decreased to 14,598 barrels in the first quarter of 2009 compared to 17,416 barrels for the same period in 2008.

        Capital expenditures on these properties were $208,274 in the first quarter of 2009, a decrease of approximately 29% as compared to $293,316 in the first quarter of 2008, primarily due to decreased developmental drilling. Operating costs were $332,820 in the first quarter 2009, a decrease of approximately 22% as compared to $424,529 in the first quarter of 2008 due to decreased repair and maintenance activity.

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

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $13,190 during the first quarter of 2009, compared to $181,314 during the first quarter of 2008. The decrease in Royalty income was due to lower commodity prices and higher operating cost in the first quarter of 2009. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 4,518 Mcf of natural gas during the first quarter of 2009 with 36,037 Mcf of natural gas attributable to the Trust during the first quarter of 2008. The average price received in the first quarter of 2009 for natural gas sold from the San Juan Basin Colorado Properties was $2.85, as compared to average price of $4.88 for the first quarter of 2008. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 38,301 Mcf of natural gas in the first quarter of 2009 as compared to 39,873 Mcf of natural gas for the same period in 2008. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $98,137 in the first quarter of 2009, an increase of approximately 428% as compared to $18,571 in the first quarter of 2008 due to an increase in drilling charges.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by PNR, ConocoPhillips and BP Amoco that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact of future Royalty income.

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: September 30, 2009

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