Form 10-Q
period 2009-09-30
MESA ROYALTY TRUST/TX
filed 2009-11-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of November 6, 2009-1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Royalty income	$923,220	$4,535,119	$2,803,368	$10,896,240
Interest income	—	10,840	215	36,834
General and administrative expense	(60,619)	(35,801)	(153,723)	(96,075)

Distributable income	$862,601	$4,510,158	$2,649,860	$10,836,999

Distributable income per unit	$.4629	$2.4201	$1.4219	$5.8151

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and short-term investments	$862,601	$2,917,460
Interest receivable	—	14,035
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(35,886,391)	(35,462,995)

Total assets	$7,474,244	$9,966,534

LIABILITIES AND TRUST CORPUS
Distributions payable	$862,601	$2,931,495
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	6,611,643	7,035,039

Total liabilities and trust corpus	$7,474,244	$9,966,534

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$6,768,816	$7,403,895	7,035,039	$7,692,213
Distributable income	862,601	4,510,158	2,649,860	10,836,999
Distributions to unitholders	(862,601)	(4,510,158)	(2,649,860)	(10,836,999)
Amortization of net overriding royalty interest	(157,173)	(160,506)	(423,396)	(448,824)

Trust corpus, end of period	$6,611,643	$7,243,389	$6,611,643	$7,243,389

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent events have been evaluated through November 9, 2009, the date of the issuance of these financial statements.

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

Note 5—Excess Production Costs

        For the nine months ended September 30, 2009, the Trust did not receive any Royalty income associated with the San Juan Basin—Colorado royalty properties operated by BP due to excess production costs incurred during such period. Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $50,000 as of September 30, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

Note 6—Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $158,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. No assurance can be made that any objections or disputed items raised by PNR will be successful.

Note 7—Recently Issued Pronouncements

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

        The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust is currently evaluating the new SEC rules and proposed FASB Accounting Standards Update assessing the impact they will have on its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to U.S. GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules. During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update "Oil and Gas Reserves Estimation and Disclosures." The proposed update would amend existing standards to align the reserves calculation and disclosure requirements in the SEC rules. As proposed, the update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate.

        In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new standards for our quarter ending September 30, 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Conveyance. The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	1,061,433	729,413	3,911,028	1,691,366
Less the Trust's proportionate share of:
Capital costs recovered	(84,302)	(74,076)	(96,995)	(55,805)
Operating costs	(445,159)	(254,973)	(637,544)	(276,932)

Net Proceeds	531,972	400,364	3,176,489	1,358,629

Royalty income(2)	522,856	400,364	3,176,489	1,358,629

Average sales price	$2.53	$27.31	$9.11	$65.76

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	206,268	14,662	348,675	20,662

	Nine Months Ended September 30,
	2009		2008
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	3,769,113	2,049,990	9,185,133	4,822,715
Less the Trust's proportionate share of:
Capital costs recovered	(458,834)	(288,594)	(388,940)	(230,863)
Operating costs	(1,587,447)	(731,667)	(1,654,691)	(837,114)

Net Proceeds	1,722,832	1,029,729	7,141,502	3,754,738

Royalty income(2)	1,773,639	1,029,729	7,141,502	3,754,738

Average sales price	$3.13	$26.36	$7.41	$60.75

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	567,224	39,064	956,096	61,958

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $50,000 as of September 30, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income will be made to the Trust.

(3)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended September 30, 2009 and 2008

Financial Review

	Three Months Ended September 30,
	2009	2008
Royalty income	$923,220	$4,535,119
Interest income	—	10,840
General and administrative expense	(60,619)	(35,801)

Distributable income	$862,601	$4,510,158

Distributable income per unit	$0.4629	$2.4201

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $923,220 in the third quarter 2009, a decrease of approximately 80% as compared to $4,535,119 in the third quarter of 2008, primarily as a result of lower natural gas and natural gas liquids prices in the third quarter of 2009 as compared to the third quarter of 2008.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2009 was $862,601, representing $.4629 per unit, compared to $4,510,158, representing $2.4201 per unit, for the quarter ended September 30, 2008. Based on 1,863,590 units outstanding for the quarters ended September 30, 2009 and 2008, respectively, the per unit distributions were as follows:

	2009	2008
April	$0.1536	$0.7699
May	0.1572	0.7889
September	0.1521	0.8613

	$0.4629	$2.4201

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 38% of the Royalty income of the Trust during the third quarter of 2009.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers recently including Greely Gas and Oneok Energy Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were significantly lower in the third quarter of 2009 compared to the third quarter of 2008.

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

        Royalty income attributable to the Hugoton Royalty decreased to $352,427 in the third quarter of 2009, as compared to $1,844,490 in the third quarter of 2008. The decrease in Royalty income was primarily due to lower natural gas and natural gas liquid prices. The average price received in the third quarter of 2009 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.21 per Mcf and $28.11 per barrel, respectively, compared to $9.73 per Mcf and $65.50 per barrel, respectively, during the same period in 2008. Net production attributable to the Hugoton Royalty was 72,824 Mcf of natural gas and 4,221 barrels of natural gas liquids in the third quarter of 2009 compared to 137,627 Mcf of natural gas and 7,723 barrels of natural gas liquids in the third quarter of 2008. Actual production volumes attributable to the Hugoton properties decreased to 154,594 Mcf of natural and 8,909 barrels of natural gas liquids in the third quarter of 2009 as compared to 164,581 Mcf of natural gas and 9,235 barrels of natural gas liquids for the same period in 2008 as a result of natural production decline.

        Capital expenditures on these properties in the third quarter of 2009 were $24,804, compared to $0 in the third quarter of 2008. The increase in capital expenditures is due to 2 new wells being drilled in late 2008. Operating costs were $369,207 in the third quarter of 2009, a decrease of approximately 2% as compared to $375,270 in the third quarter of 2008.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the Royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $570,562 during the third quarter of 2009 as compared with $2,416,644 in the third quarter of 2008. The decrease in royalty income was primarily the result of lower natural gas and natural gas liquid prices. The average price received in the third quarter of 2009 for natural gas sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.17 per Mcf and $26.97 per barrel, respectively, compared to $8.85 per Mcf and $65.90 per barrel during the same period in 2008. Net production attributable to the San Juan Basin Royalty located in New Mexico was 133,333 Mcf of natural gas and 10,441 barrels of natural gas liquids in the third quarter of 2009 as compared to 176,766 Mcf of natural gas and 12,939 barrels of natural gas liquids in the third quarter of 2008. Actual production volumes attributable to the San Juan Basin properties located in the state of New Mexico increased to 225,179 Mcf of natural gas and 17,758 barrels of natural gas liquids in the third quarter of 2009 as compared to 224,779 Mcf of natural gas and 16,486 barrels of natural gas liquids for the same period in 2008. The increase in actual production volume for the three month period ended September 30, 2009 compared to the same period 2008 was due to better run times on conventional gathering.

        Capital expenditures on the San Juan Basin Royalty Properties located in the state of New Mexico were $133,574 in the third quarter of 2009, a decrease of approximately 20% as compared to $166,650 in the third quarter of 2008. This decrease is due to decreased drilling activity in the third quarter of 2009 compared to the third quarter of 2008. Operating costs were $262,663 in the third quarter of 2009, a decrease of approximately 47% as compared to $491,761 in the third quarter of 2008. The decrease in operating expenses for the three month period ended September 30, 2009 compared to the same period in 2008 was due to a reduction in lease inspections and a reduction in well workover expenses.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $231 during the third quarter of 2009, compared to $273,985 during the third quarter of 2008. The decrease in Royalty income was primarily the result of lower natural gas prices and an increase in excess production costs. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 111 Mcf of natural gas during the third quarter of 2009, compared to 34,283 Mcf of natural gas during the third quarter of 2008. The average price received in the third quarter of 2009 for natural gas sold from the San Juan Basin Colorado Properties was $2.09 compared to $8.28 in the third quarter of 2008. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 37,109 Mcf of natural gas in the third quarter of 2009 as compared to 38,807 Mcf of natural gas for the same period in 2008. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $68,262 in the third quarter of 2009, an increase of approximately 44% as compared to $47,445 in the third quarter of 2008 due to an increase in drilling and workover charges.

Nine Months Ended September 30, 2009 and 2008

Financial Review

	Nine Months Ended September 30,
	2009	2008
Royalty income	$2,803,368	$10,896,240
Interest income	215	36,834
General and administrative expense	(153,723)	(96,075)

Distributable income	$2,649,860	$10,836,999

Distributable income per unit	$1.4219	$5.8151

Units outstanding	1,863,590	1,863,590

        The Trust's royalty income was $2,803,368 for the nine months ended September 30, 2009, a decrease of approximately 74% as compared to $10,896,240 for the nine months ended September 30, 2008, primarily as a result of lower natural gas and natural gas liquid prices in the first nine months of 2009 as compared to the first nine months of 2008.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the nine months ended September 30, 2009 was $2,649,860, representing $1.4219 per unit, compared to $10,836,999, representing $5.8151 per unit, for the nine months ended September 30, 2008.

Operation Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 45% of the Royalty income of the Trust during the nine months ended September 30, 2009.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $1,271,561 for the nine months ended September 30, 2009 from $4,508,561 for the same period in 2008 primarily due to decreases in prices for both natural gas and natural gas liquids from the Hugoton Royalty Properties. The average price received in the first nine months of 2009 for natural gas and natural gas liquids sold from the Hugoton field was $3.67 per Mcf and $31.12 per barrel, respectively, compared to $7.77 per Mcf and $62.49 per barrel, respectively, during the same period in 2008. Net production attributable to the Hugoton Royalty Properties decreased to 233,304 Mcf of natural gas and 13,346 barrels of natural gas liquids for the nine months ended September 30, 2009 as compared to 399,141 Mcf of natural gas and 22,193 barrels of natural gas liquids for the nine months ended September 30, 2008. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 476,972 Mcf of natural gas and 27,243 barrels of natural gas liquids in the nine months ended September 30, 2009 as compared to 496,003 Mcf of natural gas and 27,563 barrels of natural gas liquids for the same period in 2008. The decrease in natural gas production is a result of natural production decline.

        The Hugoton capital expenditures were $199,945 during the nine months ended September 30, 2009, an increase of approximately 6680% as compared to $2,949 during the nine months ended September 30, 2008. The increase in the capital expenditures was primarily due to the drilling of two additional wells. Operating costs were $1,128,247 during the nine months ended September 30, 2009, an increase of approximately 6% as compared to $1,064,250 during the nine months ended September 30, 2008 due to higher rates charged by service providers.

San Juan Basin

        The royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,512,491 for the first nine months of 2009 compared to $5,739,675 in the first nine months of 2008. The decrease in royalty income was due primarily to decreased natural gas and natural gas liquid prices. The average price received in the nine months ended September 30, 2009 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.75 per Mcf and $23.89 per barrel, respectively, compared to $7.32 per Mcf and $59.82 per barrel, respectively, during the same period in 2008. Net production attributable to the San Juan Basin Royalty located in New Mexico was 326,116 Mcf of natural gas and 25,718 barrels of natural gas liquids for the nine months ended September 30, 2009 as compared to 455,299 Mcf of natural gas and 39,765 barrels of natural gas liquids for the nine months ended September 30, 2008. Actual production volumes attributable to the San Juan Basin Royalty Properties increased to 636,480 Mcf of natural gas and decreased to 50,319 barrels of natural gas liquids in the nine months ended September 30, 2009 as compared to 624,450 Mcf of natural gas and 51,824 barrels of natural gas liquids for the same period in 2008. The increase in natural gas production is due to better run times on conventional gathering.

        San Juan-New Mexico capital expenditures were $547,483 during the nine months ended September 30, 2009, a decrease of approximately 11% as compared to $616,854 during the nine months ended September 30, 2008. This decrease is due to less drilling activity during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. Operating costs were $893,582 during the nine months ended September 30, 2009, a decrease of approximately 32% as compared to $1,314,683 during the nine months ended September 30, 2008. The decrease in operating costs is the result of decreased repair and maintenance activity.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $19,316 for the nine months ended September 30, 2009, compared to $648,004 received during the same period in 2008. The decrease in royalty income was primarily the result of lower natural gas and natural gas liquid prices and an increase in excess production costs. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 7,804 Mcf of natural gas during the nine months ended September 30, 2009 with 98,829 Mcf of natural gas attributable to the Trust during the same period in 2008. The average price received for the nine months ended September 30, 2009 for natural gas sold from the San Juan Basin Colorado Properties was $2.35, compared to $6.53 received during the same period in 2008. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 113,329 Mcf of natural gas for the nine months ended September 30, 2009 as compared to 116,605 Mcf of natural gas for the same period in 2008.

        Operating costs on these properties were $297,285 for the nine months ended September 30, 2009, an increase of approximately 163% as compared to $112,870 in the same period in 2008 due to an increase in drilling charges.

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
MESA ROYALTY TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 6. Exhibits.