Form 10-Q
period 2010-03-31
MESA ROYALTY TRUST/TX
filed 2010-05-10
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 10, 2010—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Royalty income	$1,770,559	$1,134,774
Interest income	89	135
General and administrative expense	(40,409)	(48,974)

Distributable income	$1,730,239	$1,085,935

Distributable income per unit	$0.9284	$0.5827

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and short-term investments	$1,730,239	$1,194,604
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(36,333,821)	(36,112,034)

Total assets	$7,894,452	$7,580,604

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,730,239	$1,194,604
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	6,164,213	6,386,000

Total liabilities and trust corpus	$7,894,452	$7,580,604

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Trust corpus, beginning of period	$6,386,000	$7,035,039
Distributable income	1,730,239	1,085,935
Distributions to unitholders	(1,730,239)	(1,085,935)
Amortization of net overriding royalty interest	(221,787)	(144,065)

Trust corpus, end of period	$6,164,213	$6,890,974

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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

        In accordance with the Conveyance, the Working Interest Owners are obligated to calculate and pay the Trust each month an amount equal to 90% of the Net Proceeds (as defined in the Conveyance) attributable to the month. In 1985, the Trust Indenture was amended and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalty (such transfer, the "1985 Assignment"). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust. As a result, the Trust is now entitled to receive 11.44% of 90% of the Net Proceeds attributable to each month.

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

Note 4—Income Tax Matters

        In a technical advice memorandum dated February 26, 1982, the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust incurs no federal income tax liability and each unitholder is subject to tax on the unitholder's pro rata share of the income and expense of the Trust as if the unitholder were the direct owner of a pro rata share of the Trust's assets. In addition, there is no state tax liability for the period.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $0 as of March 31, 2010 and $20,606 as of December 31, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

Note 6—Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. On March 25, 2010, The Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The portion of the tax assessment net to the Trust is approximately $197,000, which could adverserly affect Trust distributions. PNR intends to challenge the March 25, 2010 final assessment through the administrative process provided for under Kansas law. No assurance can be made that any objections or disputed items raised by PNR will be successful.

        PNR has also advised the Trustee that it is preparing to file for a severance tax refund with the state of Kansas for approximately $2.8 million, the estimated share of the refund due the Trust is approximately $156,000. As of April 30, 2010, PNR has filed for approximately $1.7 million of severance tax refunds, of which the Trust share is approximately $96,000. There can be no assurance that the state will agree to PNR's position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 10 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2010		2009
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,528,688	$1,077,072	$1,615,782	$702,207
Less the Trust's proportionate share of:
Capital costs recovered	(65,832)	(58,348)	(247,624)	(115,266)
Operating costs	(436,317)	(274,704)	(589,981)	(230,344)

Royalty income	$1,026,539	$744,020	$778,177	$356,597

Average sales price	$4.02	$41.50	$3.88	$29.01

Net production volumes attributable to the Royalty paid(2)	255,584	17,928	200,636	12,294

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2010 and 2009

Financial Review

	Three Months Ended March 31,
	2010	2009
Royalty income	$1,770,559	$1,134,774
Interest income	89	135
General and administrative expense	(40,409)	(48,974)

Distributable income	$1,730,239	$1,085,935

Distributable income per unit	$0.9284	$0.5827

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,770,559 in the first quarter of 2010, an increase of approximately 56% as compared to $1,134,774 in the first quarter of 2009, primarily as a result of higher natural gas and natural gas liquid prices, and decreased capital costs in the first quarter of 2010 as compared to the first quarter of 2009.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2010 was $1,730,239, representing $.9284 per unit, compared to $1,085,935, representing $.5827 per unit, for the quarter ended March 31, 2009. Based on 1,863,590 units outstanding for the quarters ended March 31, 2010 and 2009, respectively, the per unit distributions were as follows:

	2010	2009
January	$.2860	$.1798
February	.2868	.2090
March	.3556	.1939

	$.9284	$.5827

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 39% of the Royalty income of the Trust during the first quarter of 2010.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2010 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2010 compared to the first quarter of 2009.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis being effective June 1, 2001. The contract is renewed a year in advance, so PNR extended the contract to June 1, 2011. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service.

        Royalty income attributable to the Hugoton Royalty increased to $688,652 in the first quarter of 2010, from $525,477 in the first quarter of 2009 primarily due to increases in natural gas and natural gas liquid prices from the Hugoton Royalty Properties, and decreased capital and operating expenditures. The average price received in the first quarter of 2010 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.38 per Mcf and $43.68 per barrel, respectively, as compared to $4.12 per Mcf and $38.90 per barrel, respectively, in the first quarter of 2009. Net production of natural gas attributable to the Hugoton Royalty increased to 99,700 Mcf in the first quarter of 2010 from 83,091 Mcf in the first quarter of 2009. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 4,708 barrels in the first quarter of 2009 to

5,768 barrels in the first quarter of 2010. Actual production volumes from the Hugoton properties decreased to 143,863 Mcf of natural gas and 8,425 barrels of natural gas liquids in the first quarter of 2010 as compared to 170,203 Mcf of natural gas and 9,478 barrels of natural gas liquids for the same period in 2009.

        The Hugoton capital expenditures were $1,425 in the first quarter of 2010, a decrease of approximately 99% as compared to $154,614 in the first quarter of 2009. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $316,279 in the first quarter of 2010, a decrease of approximately 19% as compared to $389,371 in the first quarter of 2009. The decrease in operating costs was primarily due to lower rates charged by service providers during 2010.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,053,631 during the first quarter of 2010 as compared with Royalty income of $596,107 in the first quarter of 2009. The increase in Royalty income was due primarily to higher natural gas and natural gas liquids prices in the first quarter of 2010 compared to the first quarter of 2009. Net production attributable to the San Juan Basin Royalty located in New Mexico was 146,770 Mcf of natural gas and 12,160 barrels of natural gas liquids in the first quarter of 2010, as compared to 113,027 Mcf of natural gas and 7,586 barrels of natural gas liquids in the first quarter of 2009. The average price received in the first quarter of 2010 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.82 per Mcf and $40.44 per barrel, respectively, compared to $3.74 per Mcf and $22.86 per barrel during the same period in 2009. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico decreased to 210,652 Mcf in the first quarter of 2010 as compared to 214,735 Mcf of natural gas for the same period in 2009. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico increased to 17,539 barrels in the first quarter of 2010 compared to 14,598 barrels for the same period in 2009.

        Capital expenditures on these properties were $122,755 in the first quarter of 2010, a decrease of approximately 41% as compared to $208,274 in the first quarter of 2009, primarily due to decreased developmental drilling. Operating costs were $337,656 in the first quarter 2010, an increase of approximately 1% as compared to $332,820 in the first quarter of 2009.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $28,276 during the first quarter of 2010, compared to $13,190 during the first quarter of 2009. The increase in Royalty income was due to higher gas prices and higher production volumes in the first quarter of 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 9,114 Mcf of natural gas during the first quarter of 2010 with 4,518 Mcf of natural gas attributable to the Trust during the first quarter of 2009. The average price received in the first quarter of 2010 for natural gas sold from the San Juan Basin Colorado Properties was $3.06, as compared to average price of $2.85 for the first quarter of 2009. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 41,469 Mcf of natural gas in the first quarter of 2010 as compared to 38,301 Mcf of natural gas for the same period in 2009. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $57,086 in the first quarter of 2010, a decrease of approximately 42% as compared to $98,137 in the first quarter of 2009 due to an increase in drilling charges.

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

        Moreover, government regulations, such as regulation of natural gas transportation, regulation of green house gas and other emissions associated with fossil fuel combustion and price controls, can affect product prices in the long term.

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

        As of the end of the period covered by this report, the trust officer acting on behalf of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trustee's disclosure controls and procedures. The officer acting on behalf of the Trustee concluded that the Trust's disclosure controls and procedures were effective.

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that with respect to the annual reports on Form 10-K for December 31, 2007 and 2008, and with respect to the quarterly reports during 2008 and for the first two quarters of 2009, the Trust did not file its reports in a timely manner due to the Trustee's need to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. This information was required by the reserve engineer to prepare the reserve report for the Trustee to present the required reserve information in the SEC reports, and for the Trustee to complete the Trust's financial statements, and a review of the basis for this information was needed prior to filing these reports. The source of this information is not within the control of the Trustee, and thus the initial information provided to the Trustee and the timely receipt of accurate information for the preparation of these reports was not within scope of the Trustee's disclosure controls and procedures. The Trustee's review of certain information and calculations by the working interest owners, along with an outside joint venture auditor, remains ongoing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2009 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

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
Date: May 10, 2010

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