Form 10-Q
period 2010-06-30
MESA ROYALTY TRUST/TX
filed 2010-08-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         As of August 6, 2010—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Royalty income	$2,043,341	$745,374	$3,813,900	$1,880,148
Interest income	31	80	120	215
General and administrative expense	(58,632)	(44,130)	(99,041)	(93,104)

Distributable income	$1,984,740	$701,324	$3,714,979	$1,787,259

Distributable income per unit	$1.0650	$.3763	$1.9934	$.9590

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and short-term investments	$1,984,740	$1,194,604
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(36,638,991)	(36,112,034)

Total assets	$7,843,783	$7,580,604

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,984,740	$1,194,604
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,859,043	6,386,000

Total liabilities and trust corpus	$7,843,783	$7,580,604

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$6,164,213	$6,890,974	$6,386,000	$7,035,039
Distributable income	1,984,740	701,324	3,714,979	1,787,259
Distributions to unitholders	(1,984,740)	(701,324)	(3,714,979)	(1,787,259)
Amortization of net overriding royalty interest	(305,170)	(122,158)	(526,957)	(266,223)

Trust corpus, end of period	$5,859,043	$6,768,816	$5,859,043	$6,768,816

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $0 as of June 30, 2010 and $20,606 as of December 31, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

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

        PNR has also advised the Trustee that as of June 30, 2010 it has filed approximately $3.0 million of severance tax refunds with the state of Kansas, the estimated share of the refund due and already paid to the Trust is approximately $167,000. There can be no assurance that the state will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

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

	Three Months Ended June 30,
	2010		2009
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	1,731,595	1,018,886	1,091,899	618,368
Less the Trust's proportionate share of:
Capital costs recovered	(52,898)	(44,897)	(126,913)	(99,248)
Operating costs	(379,060)	(230,285)	(602,262)	(246,282)

Net Proceeds	1,299,637	743,704	362,724	272,838

Royalty income(2)	1,299,637	743,704	472,536	272,838

Average sales price	$4.43	$47.80	$2.98	$23.23

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	293,091	15,558	158,592	11,747

	Six Months Ended June 30,
	2010		2009
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	3,260,283	2,095,958	2,707,681	1,320,575
Less the Trust's proportionate share of:
Capital costs recovered	(109,893)	(103,245)	(374,537)	(214,514)
Operating costs	(803,919)	(504,989)	(1,192,243)	(476,626)

Net Proceeds	2,346,471	1,487,724	1,140,901	629,435

Royalty income(2)	2,326,176	1,487,724	1,250,713	629,435

Average sales price	$4.11	$41.41	$3.42	$26.13

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	565,328	35,927	365,974	24,093

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

Three Months Ended June 30, 2010 and 2009

Financial Review

	Three Months Ended June 30,
	2010	2009
Royalty income	$2,043,341	$745,374
Interest income	31	80
General and administrative expense	(58,632)	(44,130)

Distributable income	$1,984,740	$701,324

Distributable income per unit	$1.0650	$0.3763

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,043,351 in the second quarter of 2010, an increase of approximately 174% as compared to $745,374 in the second quarter of 2009, primarily as a result of higher natural gas and natural gas liquid prices, and decreased capital costs in the second quarter of 2010 as compared to the second quarter of 2009.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2010 was $1,984,740, representing $1.0650 per unit, compared to $701,324, representing $0.3763 per unit, for the quarter ended June 30, 2009. Based on 1,863,590 units outstanding for the quarters ended June 30, 2010 and 2009, respectively, the per unit distributions were as follows:

	2010	2009
April	$.4046	$0.1413
May	.3422	0.1153
June	.3182	0.1197

	$1.0650	$0.3763

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 48% of the Royalty income of the Trust during the second quarter of 2010.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2010 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 2010 compared to the second quarter of 2009.

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

        Royalty income attributable to the Hugoton Royalty increased to $970,715 in the second quarter of 2010, from $393,656 in the second quarter of 2009 primarily due to increases in natural gas and natural gas liquid prices from the Hugoton Royalty Properties and decreased capital and operating expenditures. The average price received in the second quarter of 2010 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $5.59 per Mcf and $47.43 per barrel, respectively, as compared to $3.65 per Mcf and $25.82 per barrel, respectively, in the second quarter of 2009. Net production of natural gas attributable to the Hugoton Royalty increased to 116,652 Mcf in the second quarter of 2010 from 76,747 Mcf in the second quarter of 2009. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 4,397 barrels in the second quarter of 2009 to 6,718 barrels in the second quarter of 2010. Actual production volumes from the Hugoton properties decreased to 142,601 Mcf of natural gas and 8,203 barrels of natural gas liquids in the second quarter of 2010 as compared to 152,172 Mcf of natural gas and 8,861 barrels of natural gas liquids for the same period in 2009.

        The Hugoton capital expenditures were $3,032 in the second quarter of 2010, a decrease of approximately 85% as compared to $20,527 in the second quarter of 2009. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $212,260 in the second quarter of 2010, a decrease of approximately 43% as compared to $369,669 in the second quarter of 2009. The decrease in operating costs was primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $942,537 during the second quarter of 2010 as compared with Royalty income of $345,823 in the second quarter of 2009. The increase in Royalty income was due primarily to higher natural gas and natural gas liquids prices and decreased capital expenditures in the second quarter of 2010 compared to the second quarter of 2009. Net production attributable to the San Juan Basin Royalty located in New Mexico was 145,372 Mcf of natural gas and 11,161 barrels of natural gas liquids in the second quarter of 2010, as compared to 79,536 Mcf of natural gas and 7,350 barrels of natural gas liquids in the second quarter of 2009. The average price received in the second quarter of 2010 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.74 per Mcf and $39.63 per barrel, respectively, compared to $2.34 per Mcf and $21.69 per barrel during the same period in 2009. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico increased to 211,175 Mcf in the second quarter of 2010 as compared to 196,565 Mcf of natural gas for the same period in 2009. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico decreased to 16,460 barrels in the second quarter of 2010 compared to 17,922 barrels for the same period in 2009.

        Capital expenditures on these properties were $94,763 in the second quarter of 2010, a decrease of approximately 54% as compared to $205,634 in the second quarter of 2009, primarily due to decreased drilling activity. Operating costs were $352,855 in the second quarter 2010, an increase of approximately 18% as compared to $298,099 in the second quarter of 2009.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $130,089 during the second quarter of 2010, compared to $5,895 during the second quarter of 2009. The increase in Royalty income was due to higher gas prices and higher production volumes in the second quarter of 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 31,067 Mcf of natural gas during the second quarter of 2010 with 2,309 Mcf of natural gas attributable to the Trust during the second quarter of 2009. The average price received in the second quarter of 2010 for natural gas sold from the San Juan Basin Colorado Properties was $4.19, as compared to average price of $2.03 for the second quarter of 2009. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 45,004 Mcf of natural gas in the second quarter of 2010 as compared to 37,829 Mcf of natural gas for the same period in 2009. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $44,230 in the second quarter of 2010, a decrease of approximately 76% as compared to $180,776 in the second quarter of 2009 due to a decrease in drilling and workover charges.

Six Months Ended June 30, 2010 and 2009

Financial Review

	Six Months Ended June 30,
	2010	2009
Royalty income	$3,813,900	$1,880,148
Interest income	120	215
General and administrative expense	(99,041)	(93,104)

Distributable income	$3,714,979	$1,787,259

Distributable income per unit	$1.9934	$0.9590

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $3,813,900 for the six months ended June 30, 2010, an increase of approximately 103% as compared to $1,880,148 for the six months ended June 30, 2009, primarily as a result of lower natural gas and natural gas liquid prices in the first six months of 2010 as compared to the first six months of 2009.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2010 was $3,714,979, representing $1.9934 per unit, compared to $1,787,259, representing $.9590 per unit, for the six months ended June 30, 2009.

Operation Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 44% of the Royalty income of the Trust during the six months ended June 30, 2010.

        Royalty income attributable to the Hugoton Royalty Properties increased to $1,659,367 for the six months ended June 30, 2010 from $919,133 for the same period in 2009 primarily due to increases in prices for both natural gas and natural gas liquids and decreased capital and operating expenditures from the Hugoton Royalty Properties. The average price received in the first six months of 2010 for natural gas and natural gas liquids sold from the Hugoton field was $4.98 per Mcf and $45.53 per barrel, respectively, compared to $3.90 per Mcf and $32.58 per barrel, respectively, during the same period in 2009. Net production attributable to the Hugoton Royalty Properties increased to 218,629 Mcf of natural gas and 12,532 barrels of natural gas liquids for the six months ended June 30, 2010 as compared to 159,605 Mcf of natural gas and 9,106 barrels of natural gas liquids for the six months ended June 30, 2009. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 288,464 Mcf of natural gas and 16,628 barrels of natural gas liquids in the six months ended June 30, 2010 as compared to 322,375 Mcf of natural gas and 18,344 barrels of natural gas liquids for the same period in 2009. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $4,457 during the six months ended June 30, 2010, a decrease of approximately 97% as compared to $175,142 during the six months ended June 30, 2009. The decrease in the capital expenditures was primarily due to the drilling of two additional wells during 2009. Operating costs were $528,539 during the six months ended June 30, 2010, a decrease of approximately 30% as compared to $759,040 during the six months ended June 30, 2009 primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,996,168 for the first six months of 2010 compared to $941,930 in the first six months of 2009. The increase in Royalty income was due primarily to increased natural gas and natural gas liquid prices in the first six months of 2010 from the San Juan Basin properties. The average price received in the six months ended June 30, 2010 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.71 per Mcf and $39.39 per barrel, respectively, compared to $3.07 per Mcf and $22.21 per barrel, respectively, during the same period in 2009. Net production attributable to the San Juan Basin Royalty located in New Mexico was 292,503 Mcf of natural gas and 23,395 barrels of natural gas liquids for the six months ended June 30, 2010 as compared to 198,300 Mcf of natural gas and 14,987 barrels of natural gas liquids for the six months ended June 30, 2009. Actual production volumes attributable to the San Juan Basin Royalty Properties increased to 421,827 Mcf of natural gas and 33,999 barrels of natural gas liquids in the six months ended June 30, 2010 as compared to 411,300 Mcf of natural gas and 32,560 barrels of natural gas liquids for the same period in 2009. The increase in natural gas production is due to better run times on conventional gathering.

        San Juan-New Mexico capital expenditures were $208,681 during the six months ended June 30, 2010, a decrease of approximately 50% as compared to $413,909 during the six months ended June 30, 2009. This decrease is due to less drilling activity during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. Operating costs were $699,071 during the six months ended June 30, 2010, an increase of approximately 10% as compared to $630,919 during the six months ended June 30, 2009. The increase in operating costs is the result of decreased repair and maintenance activity.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $158,365 for the six months ended June 30, 2010, compared to $19,085 received during the same period in 2009. The increase in Royalty income was primarily the result of lower natural gas and natural gas liquid prices and an increase in excess production costs. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 54,196 Mcf of natural gas during the six months ended June 30, 2010 with 8,069 Mcf of natural gas attributable to the Trust during the same period in 2009. The average price received for the six months ended June 30, 2010 for natural gas sold from the San Juan Basin Colorado Properties was $3.23, compared to $2.47 received during the same period in 2009. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 72,863 Mcf of natural gas for the six months ended June 30, 2010 as compared to 76,130 Mcf of natural gas for the same period in 2009.

        Operating costs on these properties were $81,298 for the six months ended June 30, 2010, a decrease of approximately 71% as compared to $278,910 in the same period in 2009 due to a decrease in drilling charges.

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
Date: August 9, 2010

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