Form 10-Q
period 2010-09-30
MESA ROYALTY TRUST/TX
filed 2010-11-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         As of November 6, 2010—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royalty income	$1,454,204	$923,220	$5,268,104	$2,803,368
Interest income	34	—	154	215
General and administrative expense	(38,857)	(60,619)	(137,898)	(153,723)

Distributable income	$1,415,381	$862,601	$5,130,360	$2,649,860

Distributable income per unit	$.7595	$.4629	$2.7529	$1.4219

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and short-term investments	$1,415,381	$1,194,604
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(36,848,121)	(36,112,034)

Total assets	$7,065,294	$7,580,604

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,415,381	$1,194,604
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,649,913	6,386,000

Total liabilities and trust corpus	$7,065,294	$7,580,604

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$5,859,043	$6,768,816	$6,386,000	7,035,039
Distributable income	1,415,381	862,601	5,130,360	2,649,860
Distributions to unitholders	(1,415,381)	(862,601)	(5,130,360)	(2,649,860)
Amortization of net overriding royalty interest	(209,130)	(157,173)	(736,087)	(423,396)

Trust corpus, end of period	$5,649,913	$6,611,643	$5,649,913	$6,611,643

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $0 as of September 30, 2010 and $20,606 as of December 31, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

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

        PNR has also advised the Trustee that as of September 30, 2010 it has filed approximately $3.0 million of severance tax refunds with the state of Kansas, the estimated share of the refund due and already paid to the Trust is approximately $167,000. There can be no assurance that the state will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

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

	Three Months Ended September 30,
	2010		2009
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	1,402,971	887,109	1,061,433	729,413
Less the Trust's proportionate share of:
Capital costs recovered	(100,303)	(65,688)	(84,302)	(74,076)
Operating costs	(420,001)	(249,884)	(445,159)	(254,973)

Net Proceeds	882,667	571,537	531,972	400,364

Royalty income(2)	882,667	571,537	522,856	400,364

Average sales price	$3.44	$26.56	$2.53	$27.31

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	256,425	21,522	206,268	14,662

	Nine Months Ended September 30,
	2010		2009
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	4,663,253	2,983,067	3,769,113	2,049,990
Less the Trust's proportionate share of:
Capital costs recovered	(219,494)	(168,934)	(458,834)	(288,594)
Operating costs	(1,214,621)	(754,873)	(1,587,447)	(731,667)

Net Proceeds	3,229,138	2,059,260	1,722,832	1,029,729

Royalty income(2)	3,208,843	2,059,260	1,773,639	1,029,729

Average sales price	$3.97	$36.24	$3.13	$26.36

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	808,503	56,821	567,224	39,064

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

Three Months Ended September 30, 2010 and 2009

Financial Review

	Three Months Ended September 30,
	2010	2009
Royalty income	$1,454,204	$923,220
Interest income	34	—
General and administrative expense	(38,857)	(60,619)

Distributable income	$1,415,381	$862,601

Distributable income per unit	$.7595	$0.4629

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,454,204 in the third quarter of 2010, an increase of approximately 58% as compared to $923,220 in the third quarter of 2009, primarily as a result of higher natural gas and natural gas liquid prices.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2010 was $1,415,381, representing $.7595 per unit, compared to $862,601, representing $0.4629 per unit, for the quarter ended September 30, 2009. Based on 1,863,590 units outstanding for the quarters ended September 30, 2010 and 2009, respectively, the per unit distributions were as follows:

	2010	2009
July	$.3020	$0.1536
August	.2267	0.1572
September	.2308	0.1521

	$.7595	$0.4629

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 38% of the Royalty income of the Trust during the third quarter of 2010.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2010 the primary purchaser has been Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2010 compared to the third quarter of 2009.

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

        Royalty income attributable to the Hugoton Royalty increased to $556,720 in the third quarter of 2010, from $352,427 in the third quarter of 2009 primarily due to increases in natural gas and natural gas liquid prices from the Hugoton Royalty Properties and decreased operating expenditures. The average price received in the third quarter of 2010 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.30 per Mcf and $39.50 per barrel, respectively, as compared to $3.21 per Mcf and $28.11 per barrel, respectively, in the third quarter of 2009. Net production of natural gas attributable to the Hugoton Royalty increased to 83,141 Mcf in the third quarter of 2010 from 72,824 Mcf in the third quarter of 2009. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 4,221 barrels in the third quarter of 2009 to 5,043 barrels in the third quarter of 2010. Actual production volumes from the Hugoton properties decreased to 140,820 Mcf of natural gas and 8,365 barrels of natural gas liquids in the third quarter of 2010 as compared to 154,594 Mcf of natural gas and 8,909 barrels of natural gas liquids for the same period in 2009.

        The Hugoton capital expenditures were $73,114 in the third quarter of 2010, an increase of approximately 194% as compared to $24,804 in the third quarter of 2009. The increase in capital expenditures was primarily due to increased drilling activity. Operating costs were $305,051 in the third quarter of 2010, a decrease of approximately 17% as compared to $369,207 in the third quarter of 2009. The decrease in operating costs was primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $826,012 during the third quarter of 2010 as compared with Royalty income of $570,562 in the third quarter of 2009. The increase in Royalty income was due primarily to higher natural gas and natural gas liquids prices and the timing of receipts of proceeds from working interest owners and decreased capital expenditures in the third quarter of 2010 compared to the third quarter of 2009. Net production attributable to the San Juan Basin Royalty located in New Mexico was 146,865 Mcf of natural gas and 16,479 barrels of natural gas liquids in the third quarter of 2010, as compared to 133,333 Mcf of natural gas and 10,441 barrels of natural gas liquids in the third quarter of 2009. The average price received in the third quarter of 2010 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.19 per Mcf and $24.34 per barrel, respectively, compared to $2.17 per Mcf and $26.97 per barrel during the same period in 2009. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico decreased to 212,331 Mcf in the third quarter of 2010 as compared to 225,179 Mcf of natural gas for the same period in 2009. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico increased to 22,881 barrels in the third quarter of 2010 compared to 17,758 barrels for the same period in 2009.

        Capital expenditures on these properties were $92,877 in the third quarter of 2010, a decrease of approximately 30% as compared to $133,574 in the third quarter of 2009, primarily due to decreased drilling activity. Operating costs were $315,995 in the third quarter 2010, an increase of approximately 20% as compared to $262,663 in the third quarter of 2009.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $71,472 during the third quarter of 2010, compared to $231 during the third quarter of 2009. The increase in Royalty income was due to higher gas prices and higher production volumes in the third quarter of 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 26,418 Mcf of natural gas during the third quarter of 2010 with 111 Mcf of natural gas attributable to the Trust during the third quarter of 2009. The average price received in the third quarter of 2010 for natural gas sold from the San Juan Basin Colorado Properties was $2.67, as compared to average price of $2.09 for the third quarter of 2009. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 45,143 Mcf of natural gas in the third quarter of 2010 as compared to 37,109 Mcf of natural gas for the same period in 2009. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $48,839 in the third quarter of 2010 as compared to $68,262 in the third quarter of 2009 due to a decrease in drilling and workover charges.

Nine Months Ended September 30, 2010 and 2009

Financial Review

	Nine Months Ended September 30,
	2010	2009
Royalty income	$5,268,104	$2,803,368
Interest income	154	215
General and administrative expense	(137,898)	(153,723)

Distributable income	$5,130,360	$2,649,860

Distributable income per unit	$2.7529	$1.4219

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $5,268,104 for the nine months ended September 30, 2010, an increase of approximately 88% as compared to $2,803,368 for the nine months ended September 30, 2009, primarily as a result of higher natural gas and natural gas liquid prices in the first nine months of 2010 as compared to the first nine months of 2009.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the nine months ended September 30, 2010 was $5,130,360, representing $2.7529 per unit, compared to $2,649,860, representing $1.4219 per unit, for the nine months ended September 30, 2009.

Operation Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 42% of the Royalty income of the Trust during the nine months ended September 30, 2010.

        Royalty income attributable to the Hugoton Royalty Properties increased to $2,216,087 for the nine months ended September 30, 2010 from $1,271,561 for the same period in 2009 primarily due to increases in prices for both natural gas and natural gas liquids and decreased capital and operating expenditures from the Hugoton Royalty Properties. The average price received in the first nine months of 2010 for natural gas and natural gas liquids sold from the Hugoton field was $4.76 per Mcf and $43.51 per barrel, respectively, compared to $3.67 per Mcf and $31.12 per barrel, respectively, during the same period in 2009. Net production attributable to the Hugoton Royalty Properties increased to 303,840 Mcf of natural gas and 17,693 barrels of natural gas liquids for the nine months ended September 30, 2010 as compared to 233,304 Mcf of natural gas and 13,346 barrels of natural gas liquids for the nine months ended September 30, 2009. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 429,284 Mcf of natural gas and 24,993 barrels of natural gas liquids in the nine months ended September 30, 2010 as compared to 476,972 Mcf of natural gas and 27,243 barrels of natural gas liquids for the same period in 2009. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $77,571 during the nine months ended September 30, 2010, a decrease of approximately 61% as compared to $199,945 during the nine months ended September 30, 2009. The decrease in the capital expenditures was primarily due to the drilling of two additional wells during 2009. Operating costs were $833,590 during the nine months ended September 30, 2010, a decrease of approximately 26% as compared to $1,128,247 during the nine months ended September 30, 2009 primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $2,822,180 for the first nine months of 2010 compared to $1,512,491 in the first nine months of 2009. The increase in Royalty income was due primarily to increased natural gas and natural gas liquid prices in the first nine months of 2010 from the San Juan Basin properties. The average price received in the nine months ended September 30, 2010 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.54 per Mcf and $33.45 per barrel, respectively, compared to $2.75 per Mcf and $23.89 per barrel, respectively, during the same period in 2009. Net production attributable to the San Juan Basin Royalty located in New Mexico was 432,848 Mcf of natural gas and 39,128 barrels of natural gas liquids for the nine months ended September 30, 2010 as compared to 326,116 Mcf of natural gas and 25,718 barrels of natural gas liquids for the nine months ended September 30, 2009. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 634,158 Mcf of natural gas and increased to 56,694 barrels of natural gas liquids in the nine months ended September 30, 2010 as compared to 636,480 Mcf of natural gas and 50,319 barrels of natural gas liquids for the same period in 2009. The increase in natural gas production is due to better run times on conventional gathering.

        San Juan-New Mexico capital expenditures were $310,857 during the nine months ended September 30, 2010, a decrease of approximately 43% as compared to $547,483 during the nine months ended September 30, 2009. This decrease is due to less drilling activity during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. Operating costs were $1,006,506 during the nine months ended September 30, 2010, an increase of approximately 13% as compared to $893,582 during the nine months ended September 30, 2009. The increase in operating costs is the result of decreased repair and maintenance activity.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $229,837 for the nine months ended September 30, 2010, compared to $19,316 received during the same period in 2009. The increase in Royalty income was primarily the result of higher natural gas and natural gas liquid prices and the timing of the receipt of proceeds from working interest owners offset by excess production costs recovered during the 2010 period. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 71,815 Mcf of natural gas during the nine months ended September 30, 2010 with 7,804 Mcf of natural gas attributable to the Trust during the same period in 2009. The average price received for the nine months ended September 30, 2010 for natural gas sold from the San Juan Basin Colorado Properties was $3.19, compared to $2.35 received during the same period in 2009. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 118,820 Mcf of natural gas for the nine months ended September 30, 2010 as compared to 113,329 Mcf of natural gas for the same period in 2009.

        Operating costs on these properties were $157,970 for the nine months ended September 30, 2010, a decrease of approximately 50% as compared to $297,285 in the same period in 2009 due to a decrease in drilling charges.

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

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee previously initiated procedures to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. The source of this information is not within the control of the Trustee, and thus not within the scope of the Trustee's disclosure controls and procedures. The Trustee's review of certain information and calculations by the working interest owners, along with an outside joint venture auditor, remains ongoing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2009 for information concerning controls and procedures with respect to the Royalty.

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
Date: November 9, 2010

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