Form 10-K
period 2010-12-31
MESA ROYALTY TRUST/TX
filed 2011-03-16
CIK 313364

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2010 of $45.90 was approximately $85,538,781.

         As of March 14, 2011, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

         DOCUMENTS INCORPORATED BY REFERENCE: None

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward- looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

  •
  Commodity price fluctuations;

  •
  Uncertainty of estimates of oil and gas production;

i

  •
  Uncertainty of future production and development costs;

  •
  Operating risks for working interest owners, including drilling and environmental risks;

  •
  Regulatory changes;

  •
  Decisions by and at the discretion of working interest owners not to perform additional development projects or to abandon properties; and

  •
  Uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures.

        A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under "Item 1A. Risk Factors." Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ii

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

and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $6,686,481 and $4,052,357 for the years 2010 and 2009, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 12, 2011.

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

 DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2010

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	468	467
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	1,237	466

Total	140,370	130,741	1,706	934

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

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the

Trust that, as of December 31, 2010, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled on Trust properties, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Drilling

        There were three development wells drilled on the Royalty Properties during 2010. There were no exploratory wells drilled on the Royalty Properties during 2010, 2009 or 2008.

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

Proved Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2010. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, and Moscow. The firm's more than 100 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

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

        Estimates of the gross and net proved reserves, as of December 31, 2010, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate plus natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Pioneer	Red Willow	XTO	Total
Proved Developed
Oil and Natural Gas Liquids, Mbbl	0	699	299	0	1	999
Gas, Mcf	810	7,743	5,264	134	11	13,962
Proved Undeveloped
Oil and Natural Gas Liquids, Mbbl	0	0	23	0	0	23
Gas, Mcf	0	0	411	0	0	411
Total, Proved
Oil and Natural Gas Liquids, Mbbl	0	699	322	0	1	1,022
Gas, Mcf	810	7,743	5,675	134	11	14,373

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2010,

under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Future Net Revenue(1)	2,393	51,531	40,146	460	86	94,616

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	1,377	23,831	19,295	248	57	44,809

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99 for more information.

        The Reserve Report was delivered to the Trustee on March 10, 2011. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$67.64 per bbl; (2) NGL prices—$36.05 per bbl for San Juan Properties, $42.27 per bbl for Hugoton Properties; and (3) natural gas prices—$3.33 per Mcf for San Juan Properties, $4.67 per Mcf for Hugoton Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2010, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 42% of the Royalty income of the Trust during 2010.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2010, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

        In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. The contract is extended a year in advance, so PNR extended the contract to June 1, 2012. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned by WRI to Kansas Gas Service ("Oneok").

        Beginning July 1, 2007, the Hugoton and Panoma fields are considered a single, common source of supply and operate under a single combined Basic Proration Order (BPO). After July 1, 2007, the wells in each of these fields are allowed to produce at their open flow potential and will no longer be subject to allowable restrictions and any and all overage or underage that a well may have accrued will be cancelled.

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 52% of the Royalty income of the Trust during 2010. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. Average annual wellhead prices decreased from $6.42 per Mcf in 2006 to $6.37 per Mcf in 2007, increased to $8.07 per Mcf in 2008, decreased to $3.72 per Mcf in 2009 and then increased to $4.16 per Mcf in 2010 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

Environmental Matters

        The working interest owners' operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations, including their state counterparts, can impose liability upon the owner, operator or lessee under a lease for the cost of cleanup of discharged materials or damages to natural resources resulting from oil and gas operations. These laws and regulations may, among other things:

  •
  restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

  •
  limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

  •
  require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

        Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas. The working interest owners have advised the Trust that they are not at this time involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state or local environmental protection laws and regulations or which would have a material adverse effect on the working interest owners' financial position or results of operations. The working interest owners have also advised the Trust that they maintain insurance for costs of cleanup obligations, but that they are not fully insured against all such risks.

        The following is a summary of the existing laws, rules and regulations to which the operations of the properties comprising the underlying properties may be subject that are material to the operation of the Royalty Properties.

        Hazardous Substances.    The Comprehensive Environmental Response, Compensation and Liability Act, referred to as "CERCLA" or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

        The properties comprising the Royalty Properties may have been used for oil and natural gas exploration and production for many years. Although the working interest owners believe that they have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the properties comprising the Royalty Properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under the working interest owners' control. These properties and the substances disposed or released on them may be subject to CERCLA, federal hazardous waste laws, and analogous state laws. Under such laws, the working interest owners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

        In addition, in the course of the working interest owner's operations, equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials, or "NORM." NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because some properties presently or previously comprising the Royalty Properties may have been used for oil and natural gas production operations for many years, it is possible that the working interest owners may incur costs or liabilities associated with elevated levels of NORM.

        Waste Handling.    The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as "RCRA," and comparable state statutes, regulate the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. Moreover, in the ordinary course of oil and gas operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.

        Water Discharges.    The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters. The Oil Pollution Act of 1990, or the OPA, as amended, which amends the Clean Water Act, imposes strict liability on owners and operators of facilities that are the site of a release of oil into regulated waters. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. Spill prevention, control and countermeasure requirements under federal or state law may require appropriate operating protocols, including containment berms and similar structures, to help prevent or respond to a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws may require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities.

        Air Emissions.    The federal Clean Air Act, and comparable state laws, restrict the emission of air pollutants from many sources, including drilling operations and related equipment, and as a result affect oil and natural gas operations. EPA has also developed, and continues to give attention to, stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and gas operations. Air emissions permits may be required for some oil and gas production operations.

        Climate Change.    In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2011. However, any such legislation may have the potential to affect oil and gas production and the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change ("UNFCCC"). Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the UNFCCC and a subsidiary agreement known as the "Kyoto Protocol," an international treaty pursuant to which participating countries have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. The United States is a party to the UNFCCC but did not ratify the Kyoto Protocol. Such negotiations have thus far not resulted in substantive changes that would affect domestic sources of emissions in the United States, and it is uncertain whether an international agreement will be reached or what the terms of any such agreement would be. However, regulations governing emissions of greenhouse gases such as methane (a component of natural gas) and carbon dioxide ("CO2") are being developed by the federal government and may increase the costs of environmental compliance for oil and gas operations. Following the U.S. Supreme Court's decision in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of "air pollutant," the EPA determined that greenhouse gases from certain sources "endanger" public health or welfare. The EPA subsequently promulgated certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, which may affect certain oil and gas operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the

EPA's Prevention of Significant Deterioration and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to limit greenhouse gas emissions if deemed to be cost effective. Such changes will also affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA's regulatory authority. The EPA has also announced its intention to promulgate additional regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector, which may affect demand for oil and gas. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships. New Mexico joined the Western Climate Initiative, or "WCI," a regional organization that has committed to take measures to reduce greenhouse gas emissions, and Kansas, Wyoming and Colorado have joined the WCI as observers.

        Safety.    The working interest owners are also subject to the requirements of the federal Occupational Safety and Health Act, known as "OSHA," and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced by oil and gas operations and that this information be provided to employees, state and local government authorities and the public.

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

The working interest owners' operations are subject to environmental, health and safety laws and regulations that may expose the working interest owners to penalties, damages or costs of remediation or compliance which could adversely affect Trust distributions.

        The working interest owners' operations are subject to federal, regional, state and local laws and regulations relating to protection of natural resources and the environment, health and safety aspects of oil and gas operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on such operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from facilities, the imposition of substantial liabilities for pollution resulting from operations and the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations could result in restrictions or orders suspending well operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders.

        There is inherent risk of environmental costs and liabilities in the oil and gas business as a result of the handling of petroleum hydrocarbons and oilfield and industrial wastes, air emissions and wastewater discharges related to current operations as well as historical industry operations and waste disposal practices. Some environmental laws and regulations may impose strict liability, which means that in some situations, the working interest owners could be exposed to liability as a result of conduct that was without fault or lawful at the time it occurred or as a result of the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on Trust distributions.

        Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas. The working interest owners may not be able to recover some or any of such costs of compliance with these laws and regulations from insurance.

        Please read "Business—Environmental Matters" for more information on the environmental laws and government regulations that may be applicable to the working interest owners' operations.

Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating costs and could adversely affect Trust distributions.

        In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth's atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, including certain onshore oil and natural gas production activities, which may affect certain of the working interest owners' existing or future operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA's Prevention of Significant Deterioration and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to reduce greenhouse gas emissions if deemed to be cost effective. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the working interest owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the working interest owners' operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on the working interest owners' operations or physical assets.

        Please read "Business—Environmental Matters" for more information on the environmental laws and government regulations that may be applicable to the working interest owners' operations.

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

        The Trustee relies on the working interest owners for information regarding the Royalty Properties. The working interest owners control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust's periodic reports. Information regarding operations has been subject to errors and adjustments in the past. Accordingly, the Trustee cannot assure unitholders that other errors or adjustments by working interest owners, whether historical or future, will not affect Royalty income and distributions by the Trust.

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

Item 4.    Reserved.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2010 and December 31, 2009, were as follows:

	2010			2009
Quarter	High	Low	Distribution	High	Low	Distribution
First	$43.13	$36.30	$0.9284	$47.00	$15.00	$.5827
Second	$54.00	$40.90	$1.0650	$31.40	$25.04	$.3763
Third	$47.25	$40.81	$0.7595	$35.90	$22.62	$.4629
Fourth	$51.20	$45.80	$0.7463	$43.85	$32.14	$.6410

        At March 9, 2011, the 1,863,590 units outstanding were held by 840 unitholders of record.

Item 6.    Selected Financial Data.

	2010	2009	2008	2007	2006
Royalty income	$6,686,481	$4,052,357	$13,845,456	$12,216,271	$9,809,030
Distributable income	$6,521,193	$3,844,464	$13,768,502	$12,222,045	$9,771,034
Distributable income per unit	$3.4992	$2.0629	$7.3882	$6.5583	$5.2431
Total assets at year end	$6,948,580	$7,580,604	$9,966,534	$11,503,570	$9,834,998

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

Financial Review

  Years 2010 and 2009

	Years Ended December 31,
	2010	2009
Royalty income	$6,686,481	$4,052,357
Interest income	179	335
General and administrative expenses	(165,467)	(208,228)

Distributable income	$6,521,193	$3,844,464

Distributable income per unit	$3.4992	$2.0629

        The Trust's Royalty income was $6,686,481 in 2010, an increase of approximately 65% as compared to $4,052,357 in 2009, primarily as a result of higher prices for natural gas and natural gas liquids.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $2,795,973 in 2010, an increase of approximately 57%, as compared to $1,784,437 in 2009, primarily due to increases in prices for natural gas and natural gas liquids and a decrease in operating costs primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $4.67 per Mcf and $42.34 per barrel, respectively, in 2010 as compared to $3.58 per Mcf and $32.39 per barrel, respectively, in 2009. Net production attributable to the Hugoton Royalty was 393,420 Mcf of natural gas and 22,644 barrels of natural gas liquids in 2010 as compared with 327,657 Mcf of natural gas and 18,836 barrels of natural gas liquids in 2009. Actual production volumes attributable to the Hugoton properties were 568,922 Mcf of natural gas and 32,911 barrels of natural gas liquids in 2010 as compared with 629,914 Mcf of natural gas and 35,765 of natural gas liquids in 2009. The decrease in natural gas production for the year ended December 31, 2010 compared to the same period in 2009 is the result of natural production decline.

        The Hugoton capital expenditures were $206,023 for 2010, an increase of approximately 1% as compared to $204,149 for 2009. Operating costs were $1,047,193 during 2010, a decrease of approximately 27% as compared to $1,427,521 during 2009 due to the severance tax refund filed with the state of Kansas and already paid to the Trust and a decrease in ad valorem taxes.

San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,530,917 in 2010 as compared to $2,216,807 in 2009, an increase of 59%. The increase in Royalty income was due primarily to increased natural gas and natural gas liquids prices in 2010. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 572,489 Mcf of natural gas and 49,134 barrels of natural gas liquids, oil and condensate in 2010 as compared to 467,692 Mcf of natural gas and 37,610 of natural gas liquids, oil and condensate in 2009. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 850,375 Mcf of natural gas and 82,955 barrels of natural gas liquids, oil and condensate in 2010 as compared with 876,070 Mcf of natural gas and 69,478 barrels of natural gas liquids, oil and condensate in 2009. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $3.30 per Mcf and $29.51 per barrel, respectively, in 2010 compared with $2.63 per Mcf and $26.25 per barrel, respectively, in 2009.

        San Juan—New Mexico capital expenditures were $404,462 during 2010, a decrease of approximately 46% as compared to $750,879 during 2009. The decrease in capital expenditures was due to a decrease in drilling activity. Operating costs were $1,317,853 during 2010, an increase of approximately 14% as compared to $1,160,198 during 2009. The increase in operating costs during 2010 compared to 2009 is the result of an increase in severance taxes due to an increase in price and volume.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $299,553 in 2010 as compared to $51,113 in 2009. The increase in royalty income was primarily the result of higher natural gas prices and a decrease in excess production costs. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 97,760 Mcf of natural gas in 2010 as compared to 22,191 Mcf of natural gas in 2009. The average price received for natural gas from these San Juan Basin properties was $3.43 per Mcf in 2010 as compared with $2.30 per Mcf in 2009. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 147,965 Mcf in 2010 as compared with 157,224 Mcf in 2009. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2010 and 2009.

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

SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	San Juan
	Hugoton		New Mexico		Colorado				Total
	Natural Gas	Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas		Oil, Condensate and Natural Gas Liquids		Natural Gas	Oil, Condensate and Natural Gas Liquids
Year ended December 31, 2010:
The Trust's proportionate share of—
Gross Proceeds(1)	$2,656,667	$1,392,560	$2,805,331	$2,447,901	$507,558		$—		$5,969,556	$3,840,461
Less the Trust's proportionate share of—
Capital costs	(135,053)	(70,970)	(216,558)	(187,904)	—				(351,611)	(258,874)
Operating costs	(684,342)	(362,851)	(699,557)	(618,296)	(208,005)		—		(1,591,904)	(981,147)

Net Proceeds(2)	$1,837,272	$958,739	$1,889,216	$1,641,701	$299,553		$—		$4,026,041	$2,600,440

Royalty Income(2)	1,837,272	958,739	1,889,216	1,641,701	299,553		—		4,026,041	2,600,440
Average Sales Price	$4.67	$42.34	$3.30	$33.41	$3.06		$—		$3.79	$36.23

Average Production Costs(3)	$2.08	$19.15	$1.60	$16.41	$2.13		$—		$1.83	$17.28
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	393,420	22,644	572,489	49,134	97,760		—		1,063,668	71,778

Year ended December 31, 2009:
The Trust's proportionate share of—
Gross Proceeds(1)	$2,257,598	$1,158,509	$2,304,527	$1,823,357	$390,056		$—		$4,952,181	$2,981,866
Less the Trust's proportionate share of—
Capital costs	(136,794)	(67,355)	(423,566)	(327,313)	—				(560,360)	(394,668)
Operating costs	(946,519)	(481,002)	$(651,272)	(508,926)	(359,549)		—		$(1,957,340)	(989,928)

Net Proceeds(2)	$1,174,285	$610,152	$1,229,689	$987,118	$30,507		$—		$2,434,481	$1,597,270

Royalty Income(2)	1,174,285	610,152	1,229,689	987,118	51,113		—		2,455,087	1,597,270
Average Sales Price	$3.58	$32.39	$2.63	$26.25	$2.30		$—		$3.00	$28.29

Average Production Costs(3)	$3.31	$29.11	$2.30	$22.23	$16.20		$—		$3.80	$24.53
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	327,657	18,836	467,692	37,610	22,191		—		817,540	56,446

Year ended December 31, 2008:
The Trust's proportionate share of—
Gross Proceeds(1)	$5,257,637	$2,304,051	$5,740,154	$3,885,334	$953,234		$—		$11,951,025	$6,189,385
Less the Trust's proportionate share of—
Capital costs	(9,181)	(5,851)	(515,425)	(311,781)	—		—		(524,606)	(317,632)
Operating costs	(1,080,559)	(477,373)	$(1,061,194)	(672,304)	(161,286)		—		$(2,303,039)	(1,149,677)

Royalty Income	$4,167,897	$1,820,827	$4,163,535	$2,901,249	$791,948		$—		$9,123,380	$4,722,076

Average Sales Price	$8.07	$64.94	$6.74	$57.67	$5.95		$—		$7.20	$60.27

Average Production Costs(3)	$2.11	$17.23	$2.55	$19.56	$1.21		$—		$2.23	$18.73
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	516,468	28,039	617,735	50,308	133,101				1,267,304	78,347

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2010	2009	2008
Royalty income	$6,686,481	$4,052,357	$13,845,456
Interest income	179	335	50,869
General and administrative expenses	(165,467)	(208,228)	(127,823)

Distributable income	$6,521,193	$3,844,464	$13,768,502

Distributable income per unit	$3.4992	$2.0629	$7.3882

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2010	2009
ASSETS
Cash and short-term investments	$1,390,833	$1,194,604
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(36,940,287)	(36,112,034)

Total assets	$6,948,580	$7,580,604

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,390,833	$1,194,604
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	5,557,747	6,386,000

Total liabilities and trust corpus	$6,948,580	$7,580,604

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2010	2009	2008
Trust corpus, beginning of year	$6,386,000	$7,035,039	$7,692,213
Distributable income	6,521,193	3,844,464	13,768,502
Distributions to unitholders	(6,521,193)	(3,844,464)	(13,768,502)
Amortization of net overriding royalty interests	(828,253)	(649,039)	(657,174)

Trust corpus, end of year	$5,557,747	$6,386,000	$7,035,039

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

(5)   Income Taxes

        In a technical advice memorandum dated February 26, 1982, the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust incurs no federal income tax liability and each unitholder is subject to tax on the unitholder's pro rata share of the income and expense of the Trust as if the unitholder were the direct owner of a pro rata share of the Trust's assets. In addition, there is no state tax liability for the year.

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

(7)   Excess Production Costs

        The Trust did not receive any Royalty income associated with the San Juan Basin—Colorado royalty properties operated by BP during 2010 due to excess production costs incurred during such period. Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $0 and $20,606 as of December 31, 2010 and 2009, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

(8)   Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. On March 25, 2010, the Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The portion of the tax assessment net to the Trust is approximately $197,000, which could adversely affect Trust distributions. PNR intends to challenge the March 25, 2010 final assessment through the administrative process provided for under Kansas law. No assurance can be made that any objections or disputed items raised by PNR will be successful.

        PNR has also advised the Trustee that as of September 30, 2010, it has filed approximately $3.0 million of severance tax refunds with the state of Kansas, the estimated share of the refund due and already paid to the Trust is approximately $167,000. There can be no assurance that the state will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

(9)   Supplemental Reserve Information (Unaudited)

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2010, 2009 and 2008 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates of the proved oil and gas reserves attributable to the San Juan Basin Royalty Properties as of December 31, 2007 and 2006 are based on reports prepared by DeGoyler and MacNaughton and ConocoPhillips, respectively. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty

Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2010, were based on the average price during the 12 month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. In accordance with SEC regulations, reserves for all prior years were estimated using year-end prices. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2006	2,539,396	33,563,951
Revisions to previous estimates	(1,538,328)	(14,856,500)
Extensions, discoveries and other additions	—	—
Production	(91,356)	(1,285,368)

December 31, 2007	909,712	17,422,083
Revisions to previous estimates	(221,394)	(6,622,313)
Extensions, discoveries and other additions	—	—
Production	(78,347)	(1,267,304)

December 31, 2008	609,971	9,532,466

Revisions to previous estimates	(79,839)	(2,028,356)
Extensions, discoveries and other additions	11,264	193,083
Production	(56,446)	(817,540)

December 31, 2009	484,950	6,879,653

Revisions to previous estimates	609,575	8,557,374

Extensions, discoveries and other additions	—	—

Production	(71,778)	(1,063,668)

December 31, 2010	1,022,747	14,373,359

Proved Developed Reserves:
December 31, 2006	2,531,396	32,229,951

December 31, 2007	909,712	17,422,083

December 31, 2008	609,971	9,532,466

December 31, 2009	478,913	6,773,482

December 31, 2010	999,350	13,961,912

Proved Undeveloped Reserves:
December 31, 2006	2,000	1,334,000

December 31, 2007	—	—

December 31, 2008	—	—

December 31, 2009	6,037	106,171

December 31, 2010	23,397	411,447

•
The Hugoton Royalty represents 32%, 33%, and 27% of the estimated proved oil, condensate and natural gas liquids reserves and 39%, 40%, and 40% of the estimated proved natural gas reserves as of December 31 of 2010, 2009 and 2008, respectively.

•
The December 31, 2007 reserve estimates for the San Juan Basin properties were prepared by a third party reservoir engineering firm, whereas the December 31, 2006 reserve estimates were prepared by the Working Interest Owner. Revisions to previous estimates in 2007 are primarily due to professional differences in judgment regarding estimates of San Juan Basin reserves.

•
The December 31, 2010, 2009 and 2008 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm, whereas the December 31, 2007 and 2006 reserve estimates for the Hugoton properties were prepared by the Working Interest Owner. Revisions in previous estimates in 2009 are primarily due to decreases in natural gas and natural gas liquid prices. Revisions to previous estimates in 2008 are primarily due to professional differences in judgment regarding estimates of Hugoton reserves in addition to a decline in commodity prices.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2010	2009	2008
	(In thousands)
The Trust's proportionate share of future gross proceeds	$114,214	$74,221	$112,402
Less the Trust's proportionate share of—Future operating costs	(16,084)	(41,762)	(51,677)
Future capital costs	(1,186)	(1,438)	—

Future royalty income	96,944	31,021	60,725
Discount at 10% per annum	(52,134)	(13,210)	(27,364)

Standardized measure of future royalty income from proved oil and gas reserves	$44,810	$17,811	$33,361

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2010	2009	2008
	(In thousands)
Standardized measure at beginning of year	$17,811	$33,361	$73,752

Revisions of previous estimates	2,594	(89)	(10,482)
Net changes in price and production costs	29,310	(14,807)	(23,439)
Extensions, discoveries and other additions	—	61	—
Royalty income	(6,686)	(4,052)	(13,845)
Accretion of discount	1,781	3,337	7,375

Net changes in standardized measure	26,999	(15,550)	(40,391)

Standardized measure at end of year	$44,810	$17,811	$33,361

•
The Hugoton Royalty represents approximately 43% of the standardized measure of future royalty income for both 2010 and 2009, respectively.

•
Standardized measure at December 31, 2010 was calculated using natural gas prices of $4.67 per Mcf for Hugoton properties and $3.33 for the San Juan properties.

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2010:
Royalty income	$1,770,559	$2,043,341	$1,454,204	$1,418,377
Distributable income	$1,730,239	$1,984,740	$1,415,381	$1,390,833
Distributable income per unit	$.9284	$1.0650	$.7595	$.7463
2009:
Royalty income	$1,134,774	$745,374	$923,220	$1,248,989
Distributable income	$1,085,935	$701,324	$862,601	$1,194,604
Distributable income per unit	$.5827	$.3763	$.4629	$.6410

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
    and the Unit Holders of Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, in conformity with the basis of accounting described in Note 3.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mesa Royalty Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of Mesa Royalty Trust's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
    and the Unit Holders of Mesa Royalty Trust

        We have audited Mesa Royalty Trust's (the "Trust") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        The Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the cash receipts and disbursements basis of accounting. The Trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the cash receipts and disbursements basis of accounting, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion Mesa Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Houston, Texas
March 16, 2011

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

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that with respect to certain annual and quarterly reports on Form 10-K and on Form 10-Q prior to 2010, the Trust did not file its reports in a timely manner due to the Trustee's need to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. The source of this information is not within the control of the Trustee, and thus the initial information provided to the Trustee and the timely receipt of accurate information for the preparation of these reports was not within scope of the Trustee's disclosure controls and procedures. The Trustee's review of certain information and calculations by the working interest owners, along with an outside joint venture auditor, remains ongoing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K for information concerning controls and procedures with respect to the Royalty.

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal

Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2010. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2010.

Item 11.    Executive Compensation.

        Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)   Security Ownership of Certain Beneficial Owners.

Title and Class of Voting Securities	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	Lucas Capital Management LLC 2 Bridge Ave. STE 632 Red Bank NJ 07701	104,879	(2)	5.6%

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2010 and 2009 and fees billed for other services rendered by KPMG LLP.

	2010	2009
Audit fees(1)	$450,000	$440,000
Audit-related fees	—	—
Tax fees(2)	$70,158	$45,000
All other fees	—	—

Total fees	$520,158	$485,000

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting and reimbursement for travel-related expenses. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders paid in 2010 related to 2009 tax work and in 2009 for 2008 tax work. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d	)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e	)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Summary Reserve Report from DeGolyer and MacNaughton

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

March 16, 2011

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d	)
		*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e	)
		*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Summary Reserve Report from DeGolyer and MacNaughton

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.