Form 10-Q
period 2011-03-31
MESA ROYALTY TRUST/TX
filed 2011-05-10
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         As of May 10, 2011—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Royalty income	$1,439,204	$1,770,559
Interest income	—	89
General and administrative expense	(295,865)	(40,409)

Distributable income	$1,143,339	$1,730,239

Distributable income per unit	$0.6135	$0.9284

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and short-term investments	$1,143,339	$1,390,833
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(37,037,536)	(36,940,287)

Total assets	$6,603,837	$6,948,580

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,143,339	$1,390,833
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,460,498	5,557,747

Total liabilities and trust corpus	$6,603,837	$6,948,580

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Trust corpus, beginning of period	$5,557,747	$6,386,000
Distributable income	1,143,339	1,730,239
Distributions to unitholders	(1,143,339)	(1,730,239)
Amortization of net overriding royalty interest	(97,249)	(221,787)

Trust corpus, end of period	$5,460,498	$6,164,213

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

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

        Effective January 1, 2011, the Trustee is establishing a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture. The cash reserve will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash reserve is $1.0 million.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2011 and December 31, 2010, there were no excess production costs on the Trust Properties.

Note 6—Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. On March 25, 2010, The Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The portion of the tax assessment net to the Trust is approximately $197,000, which could adversely affect Trust distributions. PNR is challenging the March 25, 2010 final assessment through the administrative process provided for under Kansas law. No assurance can be made that any objections or disputed items raised by PNR will be successful.

        PNR has also advised the Trustee as of September 30, 2010, it has filed approximately $3.0 million of severance tax refunds with the state of Kansas, the estimated share of the refund due and already paid to the Trust is approximately $167,000. There can be no assurance that the state will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2011		2010
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,256,198	$1,034,437	$1,528,688	$1,077,072
Less the Trust's proportionate share of:
Capital costs recovered	(58,847)	(55,572)	(65,832)	(58,348)
Operating costs	(386,245)	(290,768)	(436,317)	(274,704)

Royalty income(2)	$811,106	$688,097	$1,026,539	$744,020

Average sales price	$3.28	$36.97	$4.02	$41.50

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	247,197	18,613	255,584	17,928

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Due to an adjustment of $60,000 to royalty income at December 31, 2010, the natural gas royalty income and oil condensate and natural gas liquids royalty income may not agree to the March 31, 2011 royalty income.

(3)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended March 31, 2011 and 2010

Financial Review

	Three Months Ended March 31,
	2011	2010
Royalty income	$1,439,204	$1,770,559
Interest income	—	89
General and administrative expense	(295,865)	(40,409)

Distributable income	$1,143,339	$1,730,239

Distributable income per unit	$0.6135	$0.9284

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,439,204 in the first quarter of 2011, a decrease of approximately 19% as compared to $1,770,559 in the first quarter of 2010, primarily as a result of lower natural gas prices, in the first quarter of 2011 as compared to the first quarter of 2010.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2011 was $1,143,339, representing $.6135 per unit, compared to $1,730,239, representing $.9284 per unit, for the quarter ended March 31, 2010. Based on 1,863,590 units outstanding for the quarters ended March 31, 2011 and 2010, respectively, the per unit distributions were as follows:

	2011	2010
January	$.1673	$.2860
February	.2244	.2868
March	.2218	.3556

	$.6135	$.9284

        Effective January 1, 2011, the Trustee is establishing a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture. The cash reserve will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash reserve is $1.0 million.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 42% of the Royalty income of the Trust during the first quarter of 2011.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2011 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 2011 compared to the first quarter of 2010.

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

        Royalty income attributable to the Hugoton Royalty decreased to $608,701 in the first quarter of 2011, from $688,652 in the first quarter of 2010 primarily due to decreases in natural gas prices from the Hugoton Royalty Properties, and increased capital expenditures, offset in part by higher natural gas liquids prices. The average price received in the first quarter of 2011 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.89 per Mcf and $47.58 per barrel, respectively, as compared to $4.38 per Mcf and $43.68 per barrel, respectively, in the first quarter of 2010. Net production of natural gas attributable to the Hugoton Royalty decreased to 93,611 Mcf in the first quarter of 2011 from 99,700 Mcf in the first quarter of 2010. Net production of natural gas liquids attributable to the Hugoton Royalty decreased from 5,768 barrels in the first quarter of 2010 to 5,140 barrels in the first quarter of 2011. Actual production volumes from the Hugoton properties increased to 146,105 Mcf of natural gas and decreased to 7,866 barrels of natural gas liquids in the first quarter of 2011 as compared to 145,863 Mcf of natural gas and 8,425 barrels of natural gas liquids for the same period in 2010.

        The Hugoton capital expenditures were $31,721 in the first quarter of 2011, an increase of approximately 2,126% as compared to $1,425 in the first quarter of 2010. The increase in capital expenditures was primarily due to increased drilling activity. Operating costs were $301,344 in the first quarter of 2011, a decrease of approximately 5% as compared to $316,279 in the first quarter of 2010. The decrease in operating costs was primarily due to lower severance tax expense due to the lower gas price received.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $826,935 during the first quarter of 2011 as compared with Royalty income of $1,053,631 in the first quarter of 2010. The decrease in Royalty income was due primarily to reduction in volume production and decline in natural gas price for the first quarter of 2011 compared to the first quarter of 2010. Net production attributable to the San Juan Basin Royalty located in New Mexico was 128,291 Mcf of natural gas and 13,474 barrels of natural gas liquids in the first quarter of 2011, as compared to 146,770 Mcf of natural gas and 12,160 barrels of natural gas liquids in the first quarter of 2010. The average price received in the first quarter of 2011 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.99 per Mcf and $30.46 per barrel, respectively, compared to $3.82 per Mcf and $40.44 per barrel during the same period in 2010. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico decreased to 190,399 Mcf in the first quarter of 2011 as compared to 210,652 Mcf of natural gas for the same period in 2010. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico increased to 21,684 barrels in the first quarter of 2011 compared to 17,539 barrels for the same period in 2010.

        Capital expenditures on these properties were $83,253 in the first quarter of 2011, a decrease of approximately 32% as compared to $122,755 in the first quarter of 2010, primarily due to decreased developmental drilling. Operating costs were $318,630 in the first quarter 2011, a decrease of approximately 1% as compared to $337,656 in the first quarter of 2010.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $63,568 during the first quarter of 2011, compared to $28,276 during the first quarter of 2010. The increase in Royalty income was due to higher production volumes in the first quarter of 2011 offset in part by lower gas prices. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 25,295 Mcf of natural gas during the first quarter of 2011with 9,114 Mcf of natural gas attributable to the Trust during the first quarter of 2010. The average price received in the first quarter of 2011 for natural gas sold from the San Juan Basin Colorado Properties was $2.51, as compared to average price of $3.06 for the first quarter of 2010. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 47,924 Mcf of natural gas in the first quarter of 2011 as compared to 41,469 Mcf of natural gas for the same period in 2010. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $56,484 in the first quarter of 2011, a decrease of approximately 1% as compared to $57,086 in the first quarter of 2010.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that with respect to the annual reports on Form 10-K for December 31,

2007 and 2008, and with respect to the quarterly reports during 2008 and for the first two quarters of 2009, the Trust did not file its reports in a timely manner due to the Trustee's need to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. This information was required by the reserve engineer to prepare the reserve report for the Trustee to present the required reserve information in the SEC reports, and for the Trustee to complete the Trust's financial statements, and a review of the basis for this information was needed prior to filing these reports. The source of this information is not within the control of the Trustee, and thus the initial information provided to the Trustee and the timely receipt of accurate information for the preparation of these reports was not within scope of the Trustee's disclosure controls and procedures. The Trustee's review of certain information and calculations by the working interest owners, along with an outside joint venture auditor, remains ongoing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2010 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 10, 2011

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