Form 10-Q
period 2011-06-30
MESA ROYALTY TRUST/TX
filed 2011-08-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2011
or
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

         As of August 8, 2011—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Royalty income	$1,503,570	$2,043,341	$2,942,774	$3,813,900
Interest income	24	31	24	120
General and administrative expense	(43,525)	(58,632)	(89,390)	(99,041)

Distributable income	$1,460,069	$1,984,740	$2,853,408	$3,714,979

Distributable income per unit	$.7835	$1.0650	$1.5311	$1.9934

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and short-term investments	$1,710,069	$1,390,833
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(37,130,434)	(36,940,287)

Total assets	$7,077,669	$6,948,580

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,210,069	$1,390,833
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,867,600	5,557,747

Total liabilities and trust corpus	$7,077,669	$6,948,580

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$5,710,498	$6,164,213	$5,557,747	$6,386,000
Distributable income	1,460,069	1,984,740	2,853,408	3,714,979
Distributions to unitholders	(1,210,069)	(1,984,740)	(2,353,408)	(3,714,979)
Amortization of net overriding royalty interest	(92,898)	(305,170)	(190,147)	(526,957)

Trust corpus, end of period	$5,867,600	$5,859,043	$5,867,600	$5,859,043

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

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is $1.0 million. At June 30, 2011, the Trust has withheld a total of $500,000 which is included in cash and short term investments.

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

Note 3—Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by each of PNR, ConocoPhillips and BP Amoco that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2011 and December 31, 2010, there were no excess production costs on the Trust Properties.

Note 6—Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. On March 25, 2010, The Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The portion of the tax assessment net to the Trust is approximately $197,000, which could adversely affect Trust distributions. On June 24, 2011, the hearing examiner of the Department of Revenue upheld the earlier assessment. PNR has filed an appeal to the Court of Tax Appeals in Kansas. No assurance can be made that any objections or disputed items raised by PNR will be successful.

        PNR has also advised the Trustee as of September 30, 2010, it filed approximately $3.0 million of severance tax refunds with the state of Kansas, the estimated share of the refund due and already paid to the Trust is approximately $167,000. There can be no assurance that the state will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

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

	Three Months Ended June 30,
	2011		2010
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	1,290,811	1,061,626	1,731,595	1,018,886
Less the Trust's proportionate share of:
Capital costs recovered	(96,358)	(83,678)	(52,898)	(44,897)
Operating costs	(374,486)	(294,345)	(379,060)	(230,285)

Net Proceeds	819,967	683,603	1,299,637	743,704

Royalty income(2)	819,967	683,603	1,299,637	743,704

Average sales price	$3.38	$41.01	$4.43	$47.80

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	242,813	16,668	293,091	15,558

	Six Months Ended June 30,
	2011		2010
	Natural Gas	Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	2,547,009	2,096,063	3,260,283	2,095,958
Less the Trust's proportionate share of:
Capital costs recovered	(155,761)	(139,249)	(109,893)	(103,245)
Operating costs	(760,731)	(585,112)	(803,919)	(504,989)

Net Proceeds	1,630,517	1,371,702	2,346,471	1,487,724

Royalty income(2)	1,630,517	1,371,702	2,326,176	1,487,724

Average sales price	$3.32	$38.92	$4.11	$41.41

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	490,707	35,242	565,328	35,927

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Due to an adjustment of $60,000 to royalty income at December 31, 2010, the natural gas royalty income and oil condensate and natural gas liquids royalty income may not agree to the six months ended June 30, 2011 royalty income.

(3)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended June 30, 2011 and 2010

Financial Review

	Three Months Ended June 30,
	2011	2010
Royalty income	$1,503,570	$2,043,341
Interest income	24	31
General and administrative expense	(43,525)	(58,632)

Distributable income	$1,460,069	$1,984,740

Distributable income per unit	$.7835	$1.0650

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,503,570 in the second quarter of 2011, a decrease of approximately 26% as compared to $2,043,341 in the second quarter of 2010, primarily as a result of lower natural gas prices and lower natural gas production volumes in the second quarter of 2011 as compared to the second quarter of 2010.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributions are then calculated by deducting the amount to be withheld in reserve. Distributable income for the quarter ended June 30, 2011 was $1,460,069, representing $.7835 per unit. The amount used to calculate the distribution totaled $1,210,069, representing $.6493 per unit, compared to $1,984,740, representing $1.0650 per unit, for the quarter ended June 30, 2010. Based on 1,863,590 units outstanding for the quarters ended June 30, 2011 and 2010, respectively, the per unit distributions were as follows:

	2011	2010
April	$.2112	$.4046
May	.2181	.3422
June	.2200	.3182

	$.6493	$1.0650

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is $1.0 million. At June 30, 2011, the Trust has withheld a total of $500,000 which is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 36% of the Royalty income of the Trust during the second quarter of 2011.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During the first six months of 2011, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 2011 compared to the second quarter of 2010.

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

        Royalty income attributable to the Hugoton Royalty decreased to $536,300 in the second quarter of 2011, from $970,715 in the second quarter of 2010 primarily due to decreases in natural gas prices and production from the Hugoton Royalty Properties, and increased capital expenditures and operating costs, offset in part by higher natural gas liquids prices. The average price received in the second quarter of 2011 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.34 per Mcf and $49.30 per barrel, respectively, as compared to $5.59 per Mcf and $47.43 per barrel, respectively, in the second quarter of 2010. Net production of natural gas attributable to the Hugoton Royalty decreased to 80,359 Mcf in the second quarter of 2011 from 116,652 Mcf in the second quarter of 2010. Net production of natural gas liquids attributable to the Hugoton Royalty decreased from 6,718 barrels in the second quarter of 2010 to 3,804 barrels in the second quarter of 2011. Actual production volumes from the Hugoton properties decreased to 137,221 Mcf of natural gas and 6,384 barrels of natural gas liquids in the second quarter of 2011 as compared to 142,601 Mcf of natural gas and 8,203 barrels of natural gas liquids for the same period in 2010.

        The Hugoton capital expenditures were $68,017 in the second quarter of 2011, an increase of approximately 2,143% as compared to $3,032 in the second quarter of 2010. The increase in capital expenditures was primarily due to increased drilling activity. Operating costs were $305,496 in the second quarter of 2011, an increase of approximately 44% as compared to $212,260 in the second quarter of 2010. The increase in operating costs was primarily due to the lower severance tax refund due to the lower gas price received.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $867,949 during the second quarter of 2011 as compared with Royalty income of $942,537 in the second quarter of 2010. The decrease in Royalty income was due primarily to reduction in natural gas production volumes and decline in natural gas price for the second quarter of 2011 compared to the second quarter of 2010. Net production attributable to the San Juan Basin Royalty located in New Mexico was 129,091 Mcf of natural gas and 12,864 barrels of natural gas liquids in the second quarter of 2011, as compared to 145,372 Mcf of natural gas and 11,161 barrels of natural gas liquids in the second quarter of 2010. The average price received in the second quarter of 2011 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.90 per Mcf and $35.07 per barrel, respectively, compared to $3.74 per Mcf and $39.63 per barrel during the same period in 2010. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico decreased to 196,134 Mcf in the second quarter of 2011 as compared to 211,175 Mcf of natural gas for the same period in 2010. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico increased to 21,304 barrels in the second quarter of 2011 compared to 16,460 barrels for the same period in 2010.

        Capital expenditures on these properties were $112,012 in the second quarter of 2011, an increase of approximately 18% as compared to $94,763 in the second quarter of 2010. Operating costs were

$329,268 in the second quarter 2011, a decrease of approximately 7% as compared to $352,855 in the second quarter of 2010.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $96,743 during the second quarter of 2011, compared to $130,089 during the second quarter of 2010. The decrease in Royalty income was due primarily to lower gas prices in the second quarter of 2011 compared to the second quarter of 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 33,363 Mcf of natural gas during the second quarter of 2011with 31,067 Mcf of natural gas attributable to the Trust during the second quarter of 2010. The average price received in the second quarter of 2011 for natural gas sold from the San Juan Basin Colorado Properties was $2.90, as compared to average price of $4.19 for the second quarter of 2010. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 43,863 Mcf of natural gas in the second quarter of 2011 as compared to 45,004 Mcf of natural gas for the same period in 2010. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $30,464 in the second quarter of 2011, a decrease of approximately 31% as compared to $44,230 in the second quarter of 2010.

Six Months Ended June 30, 2011 and 2010

Financial Review

	Six Months Ended June 30,
	2011	2010
Royalty income	$2,942,774	$3,813,900
Interest income	24	120
General and administrative expense	(89,390)	(99,041)

Distributable income	$2,853,408	$3,714,979

Distributable income per unit	$1.5311	$1.9934

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,942,774 for the six months ended June 30, 2011, a decrease of approximately 23% as compared to $3,813,900 for the six months ended June 30, 2010, primarily as a result of lower natural gas prices and lower natural gas and NGL production volumes in the first six months of 2011 as compared to the first six months of 2010.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2011 was $2,353,408, representing $1.2628 per unit, compared to $3,714,979, representing $1.9934 per unit, for the six months ended June 30, 2010.

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is $1.0 million. At June 30, 2011, the Trust has withheld a total of $500,000 which is included in cash and short term investments.

Operation Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 38% of the Royalty income of the Trust during the six months ended June 30, 2011.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $1,144,989 for the six months ended June 30, 2011 from $1,659,367 for the same period in 2010 primarily due to lower prices for natural gas and increased capital and operating expenditures from the Hugoton Royalty Properties. The average price received in the first six months of 2011 for natural gas and natural gas liquids sold from the Hugoton field was $4.11 per Mcf and $48.35 per barrel, respectively, compared to $4.98 per Mcf and $45.53 per barrel, respectively, during the same period in 2010. Net production attributable to the Hugoton Royalty Properties decreased to 173,457 Mcf of natural gas and 8,937 barrels of natural gas liquids for the six months ended June 30, 2011 as compared to 218,629 Mcf of natural gas and 12,532 barrels of natural gas liquids for the six months ended June 30, 2010. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 283,326 Mcf of natural gas and 14,250 barrels of natural gas liquids in the six months ended June 30, 2011 as compared to 288,464 Mcf of natural gas and 16,628 barrels of natural gas liquids for the same period in 2010. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $99,794 during the six months ended June 30, 2011, an increase of approximately 2,138% as compared to $4,457 during the six months ended June 30, 2010. The increase in the capital expenditures was primarily due to increased drilling activity. Operating costs were $606,840 during the six months ended June 30, 2011, an increase of approximately 15% as compared to $528,539 during the six months ended June 30, 2010 primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,692,221 for the first six months of 2011 compared to $1,996,168 in the first six months of 2010. The decrease in Royalty income was due primarily to lower natural gas prices and lower production volumes in the first six months of 2011 from the San Juan Basin properties. The average price received in the six months ended June 30, 2011 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.94 per Mcf and $43.90 per barrel, respectively, compared to $3.71 per Mcf and $39.39 per barrel, respectively, during the same period in 2010. Net production attributable to the San Juan Basin Royalty located in New

Mexico was 257,799 Mcf of natural gas and 26,305 barrels of natural gas liquids for the six months ended June 30, 2011 as compared to 292,503 Mcf of natural gas and 23,395 barrels of natural gas liquids for the six months ended June 30, 2010. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 386,533 Mcf of natural gas and increased to 42,988 barrels of natural gas liquids in the six months ended June 30, 2011 as compared to 421,827 Mcf of natural gas and 33,999 barrels of natural gas liquids for the same period in 2010.

        San Juan-New Mexico capital expenditures were $195,265 during the six months ended June 30, 2011, a decrease of approximately 6% as compared to $208,681 during the six months ended June 30, 2010. This decrease is due to less drilling activity during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. Operating costs were $645,032 during the six months ended June 30, 2011, a decrease of approximately 7% as compared to $699,071 during the six months ended June 30, 2010.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $160,311 for the six months ended June 30, 2011, compared to $158,365 received during the same period in 2010. The increase in Royalty income was primarily the result of increase natural gas production offset in part by lower natural gas prices and increased operating costs in the six months ended June 30, 2011 compared to the same period in 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 59,452 Mcf of natural gas during the six months ended June 30, 2011 with 54,196 Mcf of natural gas attributable to the Trust during the same period in 2010. The average price received for the six months ended June 30, 2011 for natural gas sold from the San Juan Basin Colorado Properties was $2.69, compared to $3.23 received during the same period in 2010. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 91,787 Mcf of natural gas for the six months ended June 30, 2011 as compared to 72,863 Mcf of natural gas for the same period in 2010.

        Operating costs on these properties were $86,948 for the six months ended June 30, 2011, an increase of approximately 7% as compared to $81,298 in the same period in 2010 due to a decrease in drilling charges.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of certain risks relating to these arrangements and reliance.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by each of PNR, ConocoPhillips and BP Amoco that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact of future Royalty income.

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

Date: August 9, 2011

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