Form 10-Q
period 2011-09-30
MESA ROYALTY TRUST/TX
filed 2011-11-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2011
or
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

         As of November 8, 2011—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Royalty income	$2,081,025	$1,454,204	$5,023,799	$5,268,104
Interest income	54	34	78	154
General and administrative expense	(28,841)	(38,857)	(118,231)	(137,898)

Distributable income	$2,052,238	$1,415,381	$4,905,646	$5,130,360

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and short-term investments	$2,552,238	$1,390,833
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(37,248,541)	(36,940,287)

Total assets	$7,801,731	$6,948,580

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,802,238	$1,390,833
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,999,493	5,557,747

Total liabilities and trust corpus	$7,801,731	$6,948,580

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$5,867,600	$5,859,043	$5,557,747	$6,386,000
Distributable income	2,052,238	1,415,381	4,905,646	5,130,360
Distributions to unitholders	(1,802,238)	(1,415,381)	(4,155,646)	(5,130,360)
Amortization of net overriding royalty interest	(118,107)	(209,130)	(308,254)	(736,087)

Trust corpus, end of period	$5,999,493	$5,649,913	$5,999,493	$5,649,913

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

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is $1.0 million. At September 30, 2011, the Trust has withheld a total of $750,000 which is included in cash and short term investments.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As of September 30, 2011 and December 31, 2010, there were no excess production costs on the Trust Properties.

Note 6—Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment in the September 10, 2009 proposed assessment net to the Trust was approximately $181,000. PNR submitted a written response objecting to the proposed assessment. On March 25, 2010, The Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The portion of the tax assessment net to the Trust is approximately $197,000, which could adversely affect Trust distributions. On June 24, 2011, the hearing examiner of the Department of Revenue upheld the earlier assessment. PNR has filed an appeal to the Court of Tax Appeals in Kansas. No assurance can be made that any objections or disputed items raised by PNR will be successful.

        PNR also advised the Trustee as of September 30, 2010, it filed approximately $3.0 million of severance tax refunds with the state of Kansas, the estimated share of the refund due and already paid

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Tax Assessment (Continued)

to the Trust is approximately $167,000. There can be no assurance that the state of Kansas will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

Note 7—Distributable Income Per Unit

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is $1.0 million. At September 30, 2011, the Trust has withheld a total of $750,000 which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributable Income Before Reserve for Contingent Liabilities and Expenses	2,052,238	1,415,381	4,905,646	5,130,360
Reserve for Contingent Liabilities and Expenses (See Note 1)	(250,000)	—	(750,000)	—

Distributable Income Available for Distribution	1,802,238	1,415,381	4,155,646	5,130,360

Distributable Income Per Unit	$0.9671	$0.7595	$2.2299	$2.7529

Units Outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

	Three Months Ended September 30,
	2011		2010
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	1,423,304	1,378,356	1,402,971	887,109
Less the Trust's proportionate share of:
Capital costs recovered	(38,214)	(51,981)	(100,303)	(65,688)
Operating costs	(293,112)	(337,328)	(420,001)	(249,884)

Net Proceeds	1,091,978	989,047	882,667	571,537

Royalty income(2)	1,091,978	989,047	882,667	571,537

Average sales price	$3.66	$42.84	$3.44	$26.56

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	298,078	23,087	256,425	21,522

	Nine Months Ended September 30,
	2011		2010
	Natural Gas	Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	3,970,313	3,474,419	4,663,253	2,983,067
Less the Trust's proportionate share of:
Capital costs recovered	(193,975)	(191,230)	(219,494)	(168,934)
Operating costs	(1,053,843)	(922,440)	(1,214,621)	(754,873)

Net Proceeds	2,722,495	2,360,749	3,229,138	2,059,260

Royalty income(2)	2,722,495	2,360,749	3,208,843	2,059,260

Average sales price	$3.44	$40.25	$3.97	$36.24

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	792,325	58,656	808,503	56,821

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Due to an adjustment of $60,000 to royalty income at December 31, 2010, the natural gas royalty income and oil condensate and natural gas liquids royalty income may not agree to the nine months ended September 30, 2011 royalty income.

(3)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received.

Three Months Ended September 30, 2011 and 2010

Financial Review

	Three Months Ended September 30,
	2011	2010
Royalty income	$2,081,025	$1,454,204
Interest income	54	34
General and administrative expense	(28,841)	(38,857)

Distributable income	$2,052,238	$1,415,381

Distributable income per unit	$1.1012	$.7595

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,081,025 in the third quarter of 2011, an increase of approximately 43% as compared to $1,454,204 in the third quarter of 2010, primarily as a result of higher natural gas and natural gas liquids prices and reduced capital expenditures in the third quarter of 2011 as compared to the third quarter of 2010.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributions are then calculated by deducting the amount to be withheld in reserve. Distributable income for the quarter ended September 30, 2011 was $2,052,238, representing $1.1012 per unit. The amount used to calculate the distribution totaled $1,802,238, representing $.9671 per unit, compared to $1,415,381, representing $.7595 per unit, for the quarter ended September 30, 2010. Based on 1,863,590 units outstanding for the quarters ended September 30, 2011 and 2010, respectively, the per unit distributions were as follows:

	2011	2010
July	$.3318	$.3020
August	.3277	.2267
September	.3076	.2308

	$.9671	$.7595

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is

$1.0 million. At September 30, 2011, the Trust has withheld a total of $750,000 which is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 40% of the Royalty income of the Trust during the third quarter of 2011.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During the first nine months of 2011, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2011 compared to the third quarter of 2010.

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

        Royalty income attributable to the Hugoton Royalty increased to $825,081 in the third quarter of 2011, from $556,720 in the third quarter of 2010 primarily due to increases in natural gas and natural gas liquids prices and reduced capital expenditures from the Hugoton Royalty Properties. The average price received in the third quarter of 2011 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.52 per Mcf and $55.36 per barrel, respectively, as compared to $4.30 per Mcf and $39.50 per barrel, respectively, in the third quarter of 2010. Net production of natural gas attributable to the Hugoton Royalty increased to 102,310 Mcf in the third quarter of 2011 from 83,141 Mcf in the third quarter of 2010. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 5,043 barrels in the third quarter of 2010 to 6,551 barrels in the third quarter of 2011. Actual production volumes from the Hugoton properties increased to 141,690 Mcf of natural gas and 9,036 barrels of natural gas liquids in the third quarter of 2011 as compared to 140,820 Mcf of natural gas and 8,365 barrels of natural gas liquids for the same period in 2010.

        The Hugoton capital expenditures were $2,475 in the third quarter of 2011, a decrease of approximately 97% as compared to $73,114 in the third quarter of 2010. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $312,178 in the third quarter of 2011, an increase of approximately 2% as compared to $305,051 in the third quarter of 2010.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty

Properties is attributable to the Royalty Properties located in the state of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,076,090 during the third quarter of 2011 as compared with Royalty income of $826,012 in the third quarter of 2010. The increase in Royalty income was due primarily to an increase in natural gas and natural gas liquids prices for the third quarter of 2011 compared to the third quarter of 2010. Net production attributable to the San Juan Basin Royalty located in New Mexico was 133,482 Mcf of natural gas and 16,536 barrels of natural gas liquids in the third quarter of 2011, as compared to 146,856 Mcf of natural gas and 16,479 barrels of natural gas liquids in the third quarter of 2010. The average price received in the third quarter of 2011 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.37 per Mcf and $36.44 per barrel, respectively, compared to $3.19 per Mcf and $24.34 per barrel during the same period in 2010. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the state of New Mexico decreased to 186,218 Mcf in the third quarter of 2011 as compared to 212,331 Mcf of natural gas for the same period in 2010. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the state of New Mexico increased to 24,108 barrels in the third quarter of 2011 compared to 22,881 barrels for the same period in 2010.

        Capital expenditures on these properties were $87,356 in the third quarter of 2011, a decrease of approximately 3% as compared to $92,877 in the third quarter of 2010. Operating costs were $339,534 in the third quarter 2011, an increase of approximately 8% as compared to $315,995 in the third quarter of 2010.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $179,855 during the third quarter of 2011, compared to $71,472 during the third quarter of 2010. The increase in Royalty income was due primarily to higher gas prices and increased production in the third quarter of 2011 compared to the third quarter of 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 62,285 Mcf of natural gas during the third quarter of 2011with 26,418 Mcf of natural gas attributable to the Trust during the third quarter of 2010. The average price received in the third quarter of 2011 for natural gas sold from the San Juan Basin Colorado Properties was $2.90, as compared to average price of $2.67 for the third quarter of 2010. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 53,663 Mcf of natural gas in the third quarter of 2011 as compared to 45,143 Mcf of natural gas for the same period in 2010. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $(24,095) in the third quarter of 2011, a decrease of approximately 149% as compared to $48,839 in the third quarter of 2010.

Nine Months Ended September 30, 2011 and 2010

Financial Review

	Nine Months Ended September 30,
	2011	2010
Royalty income	$5,023,799	$5,268,104
Interest income	78	154
General and administrative expense	(118,231)	(137,898)

Distributable income	$4,905,646	$5,130,360

Distributable income per unit	$2.6324	$2.7529

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $5,023,799 for the nine months ended September 30, 2011, a decrease of approximately 5% as compared to $5,268,104 for the nine months ended September 30, 2010, primarily as a result of lower natural gas prices and lower natural gas and NGL production volumes in the first nine months of 2011 as compared to the first nine months of 2010.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributions are then calculated by deducting the amount to be withheld in reserve. Distributable income for the nine months ended September 30, 2011 was $4,905,646, representing $2.6324 per unit. The amount used to calculate the distribution totaled $4,155,646, representing $2.2299 per unit, compared to $5,130,360, representing $2.7529 per unit, for the nine months ended September 30, 2010.

        Effective January 1, 2011, the Trustee is withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding will be established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding is $1.0 million. At September 30, 2011, the Trust has withheld a total of $750,000 which is included in cash and short term investments.

Operation Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 39% of the Royalty income of the Trust during the nine months ended September 30, 2011.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $1,970,079 for the nine months ended September 30, 2011 from $2,216,087 for the same period in 2010 primarily due to lower prices for natural gas and increased capital and operating expenditures from the Hugoton Royalty Properties offset in part by higher prices for natural gas liquids. The average price received in the first nine months of 2011 for natural gas and natural gas liquids sold from the Hugoton field was $4.24 per Mcf and $51.07 per barrel, respectively, compared to $4.76 per Mcf and $43.51 per barrel, respectively, during the same period in 2010. Net production attributable to the Hugoton Royalty Properties decreased to 277,205 Mcf of natural gas and 15,562 barrels of natural gas liquids for the nine months ended September 30, 2011 as compared to 303,840 Mcf of natural gas and 17,693 barrels of natural gas liquids for the nine months ended September 30, 2010. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 425,016 Mcf of natural gas and 23,286 barrels of natural gas liquids in the nine months ended September 30, 2011 as compared to 429,284 Mcf of natural gas and 24,993 barrels of natural gas liquids for the same period in 2010. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $102,212 during the nine months ended September 30, 2011, an increase of approximately 32% as compared to $77,571 during the nine months ended September 30, 2010. The increase in the capital expenditures was primarily due to increased drilling activity. Operating costs were $918,973 during the nine months ended September 30, 2011, an increase of approximately 10% as compared to $833,590 during the nine months ended September 30, 2010 primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $2,713,541 for the first nine months of 2011 compared to $2,822,180 in the first nine months of 2010. The decrease in Royalty income was due primarily to lower natural gas prices and lower natural gas production volumes offset in part by reduced capital and operating expenditures in the first nine months of 2011 from the San Juan Basin properties. The average price received in the nine months ended September 30, 2011 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.08 per Mcf and $34.07 per barrel, respectively, compared to $3.54 per Mcf and $33.45 per barrel, respectively, during the same period in 2010. Net production attributable to the San Juan Basin Royalty located in New Mexico was 392,121 Mcf of natural gas and 43,094 barrels of natural gas liquids for the nine months ended September 30, 2011 as compared to 432,848 Mcf of natural gas and 39,128 barrels of natural gas liquids for the nine months ended September 30, 2010. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 572,751 Mcf of natural gas and increased to 67,096 barrels of natural gas liquids in the nine months ended September 30, 2011 as compared to 634,158 Mcf of natural gas and 56,694 barrels of natural gas liquids for the same period in 2010.

        San Juan-New Mexico capital expenditures were $282,993 during the nine months ended September 30, 2011, a decrease of approximately 9% as compared to $310,857 during the nine months ended September 30, 2010. This decrease is due to less drilling activity during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. Operating costs were $993,415 during the nine months ended September 30, 2011, a decrease of approximately 1% as compared to $1,006,506 during the nine months ended September 30, 2010.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $340,166 for the nine months ended September 30, 2011, compared to $229,837 received during the same period in 2010. The increase in Royalty income was primarily the result of increase natural gas production and a decrease in operating costs offset in part by lower natural gas prices in the nine months ended September 30, 2011 compared to the same period in 2010. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 122,998 Mcf of natural gas during the nine months ended

September 30, 2011 compared with 71,815 Mcf of natural gas attributable to the Trust during the same period in 2010. The average price received for the nine months ended September 30, 2011 for natural gas sold from the San Juan Basin Colorado Properties was $2.77, compared to $3.19 received during the same period in 2010. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 145,450 Mcf of natural gas for the nine months ended September 30, 2011 as compared to 118,820 Mcf of natural gas for the same period in 2010.

        Operating costs on these properties were $62,853 for the nine months ended September 30, 2011, a decrease of approximately 60% as compared to $157,970 in the same period in 2010 due to a decrease in drilling charges.

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

Date: November 9, 2011

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