Form 10-K
period 2011-12-31
MESA ROYALTY TRUST/TX
filed 2012-03-15
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2011 of $45.00 was approximately $83,861,550.

         As of March 15, 2012, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the working interest owners, who operate the oil and gas properties in which the Trust holds interests, have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

  •
  The Trust's withholding of cash reserves for contingent liabilities and expenses in accordance with the Indenture;

  •
  Commodity price fluctuations;

i

  •
  Uncertainty of estimates of oil and gas production;

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

and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $6,661,178 and $6,686,481 for the years 2011 and 2010, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 15, 2012.

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

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2011, the Trust has withheld a total of $1.0 million which is included in cash and short term investments.

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

        This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed Treasury Regulations there under and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (the "IRS"). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

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

        The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the units.

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

  Backup Withholding

        Distributions from the Trust are generally subject to backup withholding, currently at a rate of 28% (but is scheduled to increase to 31% beginning January 1, 2013, absent new legislation). Backup withholding will not normally apply to distributions to a unitholder, however, unless the unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the unitholder is incorrect.

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred with respect to the property and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeds one year at the time of sale or exchange. Under current law, the highest marginal U.S. federal income tax rate applicable to long-term capital gains of individuals is 15%. However, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to long-term capital gains of individuals will increase to 20%. Moreover, this rate is subject to change by new legislation at any time. The deductibility of capital losses are subject to certain limitations. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale or exchange.

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

        The Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, a non-U.S. unitholder may be subject to United States federal income tax on the gain on the disposition of his units if he meets certain ownership thresholds.

        In addition, if a foreign corporation elects under provisions of the Code to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business, the corporation may also be subject to the U.S. branch profits tax at a rate of 30%. This tax is imposed on U.S. branch profits of a foreign corporation that are not reinvested in the U.S. trade or business. This tax is in addition to the tax on effectively connected income. The branch profits tax may be either reduced or eliminated by treaty. Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many considerations. Therefore, each non-U.S. unitholder is encouraged to consult with his own tax advisor with respect to its ownership of units.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2011

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	468	408
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	3,005	335

Total	140,370	130,741	3,473	743

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

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the

Trust that, as of December 31, 2011, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled on Trust properties, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Drilling

        There were no development wells drilled on the Royalty Properties during 2011. There were no exploratory wells drilled on the Royalty Properties during 2011, 2010 or 2009.

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2011. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, and Moscow. The firm's more than 100 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

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

        Estimates of the gross and net proved reserves, as of December 31, 2011, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate plus natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Pioneer	Red Willow	XTO	Total
Proved Developed
Oil and Natural Gas Liquids, Mbbl	0	421	114	0	1	536
Gas, Mcf	629	4,570	2,002	132	12	7,345
Proved Undeveloped
Oil and Natural Gas Liquids, Mbbl	0	0	37	0	0	37
Gas, Mcf	0	0	651	0	0	651
Total, Proved
Oil and Natural Gas Liquids, Mbbl	0	421	151	0	1	573
Gas, Mcf	629	4,570	2,653	132	12	7,996

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2011, under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Future Net Revenue(1)	1,727	33,031	19,178	419	72	54,427

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	1,056	17,190	11,409	231	51	29,937

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99 for more information.

        The Reserve Report was delivered to the Trustee on February 29, 2012. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$81.32 per bbl; (2) NGL prices—$45.36 per bbl for San Juan Properties, $51.83 per bbl for Hugoton Properties; and (3) natural gas prices—$2.97 per Mcf for San Juan Properties, $4.29 per Mcf for Hugoton Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

Preparation of Reserve Estimates

        For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting and Supplemental Reserve Information, see Notes 2, 3 and 9, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2011, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

        As noted in this report, the Trustee is currently investigating certain payments and differences from original estimates. The Trustee is also reviewing, with the assistance of outside experts, prior allocations of payments of Royalty income by the working interest owners. Any past practices not consistent with the Conveyance could also cause the basis for the reserve estimates included above to differ from actual reserve quantities and future net revenues.

Income, Production and Production Prices and Production Costs

        Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Royalty Income, Production, Prices and Costs" under Item 7 of this Form 10-K for information concerning income, production, production prices and costs with respect to the Royalty.

 CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 40% of the Royalty income of the Trust during 2011.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2011, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

        In June 1994, PNR entered into a gas transportation agreement (the "Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has been continued in effect on a year-to-year basis since June 1, 2001. The contract is extended a year in advance, so PNR extended the contract to June 1, 2012. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement has been assigned by WRI to Kansas Gas Service.

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

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 53% of the Royalty income of the Trust during 2011. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. Average annual wellhead prices increased from $6.37 per Mcf in 2007 to $8.07 per Mcf in 2008, decreased to $3.72 per Mcf in 2009, increased to $4.16 per Mcf in 2010 and then decreased to $3.95 per Mcf in 2011 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

FERC Regulation

        In general, the FERC regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by interstate pipelines. The FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

        In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act of 1978 and culminated in adoption of the Natural Gas Wellhead Decontrol Act that removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may be derived in a number of ways including, but not limited to, the FERC's indexing methodology.

        As to these various types of regulation, the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

        Climate Change.    In the recent Congressional session, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress. However, any such legislation may have the potential to affect oil and gas production and the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change ("UNFCCC"). Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the UNFCCC and a subsidiary agreement known as the "Kyoto Protocol," an international treaty pursuant to which participating countries have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. The United States is a party to the UNFCCC but did not ratify the Kyoto Protocol. Such negotiations have thus far not resulted in substantive changes that would affect domestic sources of emissions in the United States, and it is uncertain whether an international agreement will be reached or what the terms of any such agreement would be. However, regulations governing emissions of greenhouse gases such as methane (a component of natural gas) and carbon dioxide ("CO2") are being developed by the federal government and may increase the costs of environmental compliance for oil and gas operations. Following the U.S. Supreme Court's decision in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of "air pollutant," the EPA determined that greenhouse gases from certain sources "endanger" public health or welfare. The EPA subsequently promulgated certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, which may affect certain oil and gas operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA's Prevention of Significant Deterioration and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to limit greenhouse gas emissions if deemed to be cost effective. Such changes will also affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA's regulatory authority. The EPA has also announced its intention to promulgate additional regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector, which may affect demand for oil and gas. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships. New Mexico joined the Western Climate Initiative, or "WCI," a regional organization that has committed to take measures to reduce greenhouse gas emissions, and Kansas, Wyoming and Colorado have joined the WCI as observers.

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

        Net proceeds and the Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and a material decrease in such prices could reduce the amount of Trust distributions. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

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

        Crude oil prices have been volatile the last several years and, in 2011, ranged from a high of approximately $126.64 to a low of approximately $93.52 The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

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

        If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive net proceeds for those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Accordingly, there may not be sufficient net proceeds to make a particular distribution.

The Trust may establish a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Indenture, which would reduce Net Proceeds available to the Trust and distributions to Trust unitholders.

        The Trust's source of capital is the Royalty income received from its share of the net proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses. For example, effective January 1, 2011, the Trustee established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture and withheld approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash reserve was $1.0 million, which reduced net proceeds available to the Trust and distributions to Trust unitholders. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays on the Royalty properties in which the Trust holds an interest.

        Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those Royalty properties in which the Trust holds an interest. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Texas and Wyoming have adopted legislation requiring the disclosure of hydraulic fracturing chemicals. Further, a Congressional Committee is investigating hydraulic fracturing practices legislation that requires the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2011 and December 31, 2010, were as follows:

	2011			2010
Quarter	High	Low	Distribution	High	Low	Distribution
First	$50.55	$45.91	$0.6135	$43.13	$36.30	$0.9284
Second	$49.90	$39.70	$0.6493	$54.00	$40.90	$1.0650
Third	$49.50	$39.69	$0.9671	$47.25	$40.81	$0.7595
Fourth	$45.00	$38.99	$0.7255	$51.20	$45.80	$0.7463

        At March 15, 2012, the 1,863,590 units outstanding were held by 840 unitholders of record.

Item 6.    Selected Financial Data.

	2011	2010	2009	2008	2007
Royalty income	$6,661,178	$6,686,481	$4,052,357	$13,845,456	$12,216,271
Distributable income	$6,507,541	$6,521,193	$3,844,464	$13,768,502	$12,222,045
Distributable income per unit	$2.9554	$3.4992	$2.0629	$7.3882	$6.5583
Total assets at year end	$7,438,593	$6,948,580	$7,580,604	$9,966,534	$11,503,570

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

        The Trustee has engaged an independent consulting firm to audit revenues, expenses and established reserves of certain working interest owners. These reviews and audits are ongoing. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any audit exceptions will result in any material gains or expenses net to the Trust.

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2011, the Trust has withheld a total of $1.0 million which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Twelve Months Ended December 31,
	2011	2010
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$6,507,541	$6,521,193
Reserve for Contingent Liabilities and Expenses	(1,000,000)	—

Distributable Income Available for Distribution	$5,507,541	$6,521,193

Distributable Income Per Unit	$2.9554	$3.4992

Units Outstanding	1,863,590	1,863,590

Financial Review

  Years 2011 and 2010

	Years Ended December 31,
	2011	2010
Royalty income	$6,661,178	$6,686,481
Interest income	116	179
General and administrative expenses	(153,753)	(165,467)

Distributable income	$6,507,541	$6,521,193

Distributable income per unit	$2.9554	$3.4992

        The Trust's Royalty income was $6,661,178 in 2011, a decrease of approximately .4% as compared to $6,686,481 in 2010, primarily as a result of higher prices for natural gas liquids, offset in part by lower prices for natural gas.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $2,691,646 in 2011, a decrease of approximately 4%, as compared to $2,795,973 in 2010, primarily due to decreases in prices for natural gas and capital costs, offset in part by increases in prices for natural gas liquids during 2011 and an increase in operating costs primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust during 2010 which amounted to $166,615.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $4.28 per Mcf and $51.95 per barrel, respectively, in 2011 as compared to $4.67 per Mcf and $42.34 per barrel, respectively, in 2010. Net production attributable to the Hugoton Royalty was 375,914 Mcf of natural gas and 20,842 barrels of natural gas liquids in 2011 as compared with 393,420 Mcf of natural gas and 22,644 barrels of natural gas liquids in 2010. Actual production volumes attributable to the Hugoton properties were 565,753 Mcf of natural gas and 30,808 barrels of natural gas liquids in 2011 as compared with 568,922 Mcf of natural gas and 32,911 of natural gas liquids in 2010. The decrease in natural gas production for the year ended December 31, 2011 compared to the same period in 2010 is the result of natural production decline.

        The Hugoton capital expenditures were $102,315 for 2011, a decrease of approximately 50% as compared to $206,023 for 2010, due to a decrease in the drilling activity in 2011 compared to 2010. Operating costs were $1,226,690 during 2011, an increase of approximately 17% as compared to $1,047,193 during 2010 due to the severance tax refund filed with the state of Kansas and already paid to the Trust in 2010 and a decrease in ad valorem taxes.

San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,564,205 in 2011 as compared to $3,530,917 in 2010, an increase of 1%. The increase in Royalty income was due primarily to increased natural gas liquids prices in 2011, offset by increased capital and operating expenditures and decreased prices for natural gas in 2011. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 503,920 Mcf of natural gas and 56,439 barrels of natural gas liquids, oil and condensate in 2011 as compared to 572,489 Mcf of natural gas and 49,134 barrels of natural gas liquids, oil and condensate in 2010. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 747,397 Mcf of natural gas and 90,077 barrels of natural gas liquids, oil and condensate in 2011 as compared with 850,375 Mcf of natural gas and 82,955 barrels of natural gas liquids, oil and condensate in 2010. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $2.99 per Mcf and $36.46 per barrel, respectively, in 2011 compared with $3.30 per Mcf and $29.51 per barrel, respectively, in 2010.

        San Juan—New Mexico capital expenditures were $443,976 during 2011, an increase of approximately 10% as compared to $404,462 during 2010. The increase in capital expenditures was due to an increase in drilling activity. Operating costs were $1,323,187 during 2011, an increase of approximately .4% as compared to $1,317,853 during 2010. Royalty income from the San Juan Basin—Colorado Royalty Properties was $465,327 in 2011 as compared to $299,553 in 2010. The increase in royalty income was primarily the result of higher natural gas production and decreased operating expenditures in 2011, offset in part by lower natural gas prices. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 167,176 Mcf of natural gas in 2011 as compared to 97,760 Mcf of natural gas in 2010. The average price received for natural gas from these San Juan Basin properties was $2.78 per Mcf in 2011 as compared with $3.06 per Mcf in 2010. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 197,879 Mcf in 2011 as compared with 147,965 Mcf in 2010. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2011 and 2010.

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	San Juan
	Hugoton		New Mexico		Colorado			Total
	Natural Gas	Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids		Natural Gas	Oil, Condensate and Natural Gas Liquids
Year ended December 31, 2011:
The Trust's proportionate share of—Gross Proceeds(1)	$2,421,031	$1,599,620	$2,235,840	$3,095,528	$552,263	$—		$5,209,134	$4,695,148
Less the Trust's proportionate share of—Capital costs	(68,195)	(34,120)	(181,073)	(262,903)	—			(249,268)	(297,023)
Operating costs	(743,923)	(482,767)	(548,045)	(775,142)	(86,936)	—		(1,378,904)	(1,257,909)

Net Proceeds(2)	$1,608,913	$1,082,733	$1,506,722	$2,057,483	$465,327	$—		$3,580,962	$3,140,216

Royalty Income(2)(5)	1,608,913	1,082,733	1,506,722	2,057,483	465,327	—		3,580,962	3,140,217
Average Sales Price	$4.28	$51.95	$2.99	$36.46	$2.78	$—		$3.42	$40.63

Average Production Costs(3)	$2.16	$24.80	$1.45	$18.39	$.52	$—		$1.56	$20.12
Net production volumes attributable to the	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls	)	(Mcf)	(Bbls)
Royalty paid(4)	375,914	20,842	503,920	56,439	167,176	—		1,047,010	77,281

Year ended December 31, 2010:
The Trust's proportionate share of—Gross Proceeds(1)	$2,656,667	$1,392,560	$2,805,331	$2,447,901	$507,558	$—		$5,969,556	$3,840,461
Less the Trust's proportionate share of—Capital costs	(135,053)	(70,970)	(216,558)	(187,904)	—			(351,611)	(258,874)
Operating costs	(684,342)	(362,851)	(699,557)	(618,296)	(208,005)	—		(1,591,904)	(981,147)

Net Proceeds(2)	$1,837,272	$958,739	$1,889,216	$1,641,701	$299,553	$—		$4,026,041	$2,600,440

Royalty Income(2)	1,837,272	958,739	1,889,216	1,641,701	299,553	—		4,026,041	2,600,440
Average Sales Price	$4.67	$42.34	$3.30	$33.41	$3.06	$—		$3.79	$36.23

Average Production Costs(3)	$2.08	$19.15	$1.60	$16.41	$2.13	$—		$1.83	$17.28
Net production volumes attributable to the	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls	)	(Mcf)	(Bbls)
Royalty paid(4)	393,420	22,644	572,489	49,134	97,760	—		1,063,668	71,778

Year ended December 31, 2009:
The Trust's proportionate share of—Gross Proceeds(1)	$2,257,598	$1,158,509	$2,304,527	$1,823,357	$390,056	$—		$4,952,181	$2,981,866
Less the Trust's proportionate share of—Capital costs	(136,794)	(67,355)	(423,566)	(327,313)	—			(560,360)	(394,668)
Operating costs	(946,519)	(481,002)	$(651,272)	(508,926)	(359,549)	—		$(1,957,340)	(989,928)

Net Proceeds(2)	$1,174,285	$610,152	$1,229,689	$987,118	$30,507	$—		$2,434,481	$1,597,270

Royalty Income(2)	1,174,285	610,152	1,229,689	987,118	51,113	—		2,455,087	1,597,270
Average Sales Price	$3.58	$32.39	$2.63	$26.25	$2.30	$—		$3.00	$28.29

Average Production Costs(3)	$3.31	$29.11	$2.30	$22.23	$16.20	$—		$3.80	$24.53
Net production volumes attributable to the	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls	)	(Mcf)	(Bbls)
Royalty paid(4)	327,657	18,836	467,692	37,610	22,191	—		817,540	56,446

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

(5)
Due to an adjustment of $60,000 to royalty income at December 31, 2010, the natural gas royalty income and oil, condensate and natural gas liquids royalty income may not agree to the twelve months ended December 31, 2011 royalty income.

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2011	2010	2009
Royalty income	$6,661,178	$6,686,481	$4,052,357
Interest income	116	179	335
General and administrative expenses	(153,753)	(165,467)	(208,228)

Distributable income	$6,507,541	$6,521,193	$3,844,464

Distributable income per unit	$2.9554	$3.4992	$2.0629

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2011	2010
ASSETS
Cash and short-term investments	$2,351,895	$1,390,833
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(37,411,336)	(36,940,287)

Total assets	$7,438,593	$6,948,580

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,351,895	$1,390,833
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	6,086,689	5,557,747

Total liabilities and trust corpus	$7,438,593	$6,948,580

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2011	2010	2009
Trust corpus, beginning of year	$5,557,747	$6,386,000	$7,035,039
Distributable income	6,507,541	6,521,193	3,844,464
Distributions to unitholders	(5,507,541)	(6,521,193)	(3,844,464)
Amortization of net overriding royalty interests	(471,049)	(828,253)	(649,039)

Trust corpus, end of year	$6,086,698	$5,557,747	$6,386,000

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

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2011, the Trust has withheld a total of $1 million which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Twelve Months Ended December 31,
	2011	2010
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$6,507,541	$6,521,193
Reserve for Contingent Liabilities and Expenses (See Note 1)	(1,000,000)	—

Distributable Income Available for Distribution	$5,507,541	$6,521,193

Distributable Income Per Unit	$2.9554	$3.4992

Units Outstanding	1,863,590	1,863,590

(5) Income Taxes

        In a technical advice memorandum dated February 26, 1982, the IRS advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust incurs no federal income tax liability and each unitholder is

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

subject to tax on the unitholder's pro rata share of the income and expense of the Trust as if the unitholder were the direct owner of a pro rata share of the Trust's assets. In addition, there is no state tax liability for the year.

        The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements.

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

(7) Excess Production Costs

        The Trust did not receive any Royalty income associated with the San Juan Basin—Colorado royalty properties operated by BP during 2010 due to excess production costs incurred during such period. Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $0 and $0 as of December 31, 2011 and 2010, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

(8) Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. On March 25, 2010, the Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(8) Tax Assessment (Continued)

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

        On December 9, 2011, Pioneer and the Kansas Department of Revenue entered into a settlement of the Department of Revenue's assessment. The settlement amount was $2 million, which is less than 50% of the amount of the assessment. As a result of the settlement, the appeal of the assessment pending before the Court of Tax Appeals was dismissed on December 20, 2011. The portion of the tax assessment net to the Trust is approximately $85,000 and will be withheld from the cash available for distribution in January 2012.

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2011, 2010 and 2009 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates of the proved oil and gas reserves attributable to the San Juan Basin Royalty Properties as of December 31, 2007 are based on reports prepared by DeGoyler and MacNaughton. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2011, were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. In accordance with SEC regulations, reserves for all prior years were estimated using year-end prices. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2007	909,712	17,422,083
Revisions to previous estimates	(221,394)	(6,622,313)
Extensions, discoveries and other additions	—	—
Production	(78,347)	(1,267,304)

December 31, 2008	609,971	9,532,466

Revisions to previous estimates	(79,839)	(2,028,356)
Extensions, discoveries and other additions	11,264	193,083
Production	(56,446)	(817,540)

December 31, 2009	484,950	6,879,653

Revisions to previous estimates	609,575	8,557,374

Extensions, discoveries and other additions	—	—

Production	(71,778)	(1,063,668)

December 31, 2010	1,022,747	14,373,359

Revisions to previous estimates	(372,684)	(5,330,922)
Extensions, discoveries and other additions	0	0
Production	(77,281)	(1,047,010)

December 31, 2011	572,782	7,995,427

Proved Developed Reserves:
December 31, 2007	909,712	17,422,083

December 31, 2008	609,971	9,532,466

December 31, 2009	478,913	6,773,482

December 31, 2010	999,350	13,961,912

December 31, 2011	535,742	7,344,057

Proved Undeveloped Reserves:
December 31, 2007	—	—

December 31, 2008	—	—

December 31, 2009	6,037	106,171

December 31, 2010	23,397	411,447

December 31, 2011	37,040	651,370

•
The Hugoton Royalty represents 26%, 32%, and 33% of the estimated proved oil, condensate and natural gas liquids reserves and 33%, 39%, and 40% of the estimated proved natural gas reserves as of December 31 of 2011, 2010 and 2009, respectively.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

•
The December 31, 2011, 2010 and 2009 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm, whereas the December 31, 2007 reserve estimates for the Hugoton properties were prepared by the Working Interest Owner. Revisions in previous estimates in 2009 are primarily due to decreases in natural gas and natural gas liquid prices. Revisions to previous estimates in 2008 are primarily due to professional differences in judgment regarding estimates of Hugoton reserves in addition to a decline in commodity prices.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2011	2010	2009
	(In thousands)
The Trust's proportionate share of future gross proceeds	$102,707	$114,214	$74,221
Less the Trust's proportionate share of—Future operating costs	(46,898)	(16,084)	(41,762)
Future capital costs	(2,673)	(1,186)	(1,438)

Future royalty income	53,136	96,944	31,021
Discount at 10% per annum	(23,199)	(52,134)	(13,210)

Standardized measure of future royalty income from proved oil and gas reserves	$29,937	$44,810	$17,811

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2011	2010	2009
	(In thousands)
Standardized measure at beginning of year	$44,810	$17,811	$33,361

Revisions of previous estimates	2,594	2,594	(89)
Net changes in price and production costs	(12,587)	29,310	(14,807)
Extensions, discoveries and other additions	—	—	61
Royalty income	(6,661)	(6,686)	(4,052)
Accretion of discount	1,781	1,781	3,337

Net changes in standardized measure	(14,873)	26,999	(15,550)

Standardized measure at end of year	$29,937	$44,810	$17,811

•
The Hugoton Royalty represents approximately 40% and 43% of the standardized measure of future royalty income for 2011 and 2010, respectively.

•
Standardized measure at December 31, 2011 was calculated using natural gas prices of $4.29 per Mcf for Hugoton properties and $2.97 for the San Juan properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2011:
Royalty income	$1,439,204	$1,503,570	$2,081,025	$1,637,379
Distributable income	$1,393,339	$1,460,069	$2,052,238	$1,601,895
Distributable income per unit	$.6135	$.6493	$.9671	$.7255
2010:
Royalty income	$1,770,559	$2,043,341	$1,454,204	$1,418,377
Distributable income	$1,730,239	$1,984,740	$1,415,381	$1,390,833
Distributable income per unit	$.9284	$1.0650	$.7595	$.7463

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2011 and 2010, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2011, in conformity with the basis of accounting described in Note 3.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mesa Royalty Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of Mesa Royalty Trust's internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust

        We have audited Mesa Royalty Trust's (the "Trust") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting including the accompanying Trustee's report on internal control over financial reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion Mesa Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Houston, Texas
March 15, 2011

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

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that with respect to certain annual and quarterly reports on Form 10-K and on Form 10-Q prior to 2011, the Trust did not file its reports in a timely manner due to the Trustee's need to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. The source of this information is not within the control of the Trustee, and thus the initial information provided to the Trustee and the timely receipt of accurate information for the preparation of these reports was not within scope of the Trustee's disclosure controls and procedures. The Trustee's review of certain information and calculations by the working interest owners, along with an outside joint venture auditor, remains ongoing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K for information concerning controls and procedures with respect to the Royalty.

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal

Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2011. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2011.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2011and 2010 and fees billed for other services rendered by KPMG LLP.

	2011	2010
Audit fees(1)	$450,000	$450,000
Audit-related fees	—	—
Tax fees(2)	$42,000	$70,158
All other fees	—	—

Total fees	$492,000	$520,158

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting and reimbursement for travel-related expenses related to the audit and quarterly reviews for the years ended December 31, 2011 and December 31, 2010. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders related to work performed on the taxes, returns and other items billed during 2011. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)
4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)
4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)
4(d	)
		*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)
4(e	)
		*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		SEC File or Registration Number	Exhibit Number
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Reserve Report from DeGolyer and MacNaughton

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

March 15, 2012

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)

4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)

4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)

4(d	)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)

4(e	)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Summary Reserve Report from DeGolyer and MacNaughton

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Auditors	Counsel	Transfer Agent and Registrar
KPMG LLP	Andrews Kurth LLP	The Bank of New York Trust Company,
Houston, Texas	Houston, Texas	N.A.
Austin, Texas 78701
Mesa Royalty Trust 919 Congress Avenue Suite 500 Austin, Texas 78701

        This Annual Report on Form 10-K was distributed to unitholders as an Annual Report. Additional copies of this Annual Report will be provided, without charge, and copies of exhibits hereto will be provided, upon payment of a reasonable fee, upon written request from any unitholder to:

  Mesa Royalty Trust
  The Bank of New York Trust Company, N.A.
  Attention: Mike Ulrich, Institutional Trust Services
  919 Congress Avenue, Suite 500
  Austin, Texas 78701

This information may also be obtained from: www.businesswire.com/cnn/mtr.htm