Form 10-Q
period 2012-03-31
MESA ROYALTY TRUST/TX
filed 2012-05-10
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2012
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

         As of May 10, 2012—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Royalty income	$1,269,367	$1,439,204
Interest income	38	—
General and administrative expense	(68,261)	(295,865)

Distributable income	$1,201,144	$1,143,339

Distributable income per unit	$0.6445	$0.6135

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and short-term investments	$2,201,144	$2,351,895
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(37,552,560)	(37,411,336)

Total assets	$7,146,618	$7,438,593

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,201,144	$1,351,895
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,945,474	6,086,698

Total liabilities and trust corpus	$7,146,618	$7,438,593

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$6,086,698	$5,557,747
Distributable income	1,201,144	1,143,339
Distributions to unitholders	(1,201,144)	(1,143,339)
Amortization of net overriding royalty interest	(141,224)	(97,249)

Trust corpus, end of period	$5,945,474	$5,460,498

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

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2011, the Trust had withheld a total of $1.0 million which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Three Months Ended March 31,
	2012	2011
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$1,201,144	$1,393,339
Reserve for Contingent Liabilities and Expenses	—	(250,000)

Distributable Income Available for Distribution	$1,201,144	$1,143,339

Distributable Income Per Unit	$.6445	$.6135

Units Outstanding	1,863,590	1,863,590

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2012 and December 31, 2011, there were no excess production costs on the Trust Properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could adversely affect Trust distributions. PNR has submitted a written response objecting to the proposed assessment. On March 25, 2010, the Kansas Department of Revenue issued a final assessment, which included additional interest and penalties, increasing the amount assessed to approximately $4.5 million. The portion of the tax assessment net to the Trust is approximately $197,000, which could adversely affect Trust distributions. On June 24, 2011, the hearing examiner of the Department of Revenue upheld the earlier assessment. PNR has filed an appeal to the Court of Tax Appeals in Kansas. No assurance can be made that any objections of disputed items raised by PNR will be successful.

        PNR has also advised the Trustee as of September 30, 2010, it has filed approximately $3.0 million of severance tax refunds with the State of Kansas, the estimated share of the refund due and already paid to the Trust is approximately $167,000. There can be no assurance that the State will agree to PNR's position which in turn could adversely affect Trust distributions in the future.

        On December 9, 2011, Pioneer and the Kansas Department of Revenue entered into a settlement of the Department of Revenue's assessment. The settlement amount was $2 million, which is less than 50% of the amount of the assessment. As a result of the settlement, the appeal of the assessment pending before the Court of Tax Appeals was dismissed on December 20, 2011. The portion of the tax assessment net to the Trust is approximately $85,000 and was withheld from cash available for distribution in January 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2012		2011
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,059,494	$1,166,026	$1,256,198	$1,034,437
Less the Trust's proportionate share of:
Capital costs recovered	(68,914)	(137,044)	(58,847)	(55,572)
Operating costs	(351,371)	(398,824)	(386,245)	(290,768)

Royalty income(2)	$639,209	$630,158	$811,106	$688,097

Average sales price	$2.94	$37.81	$3.28	$36.97

Average production costs(3)	$1.93	$32.16	$1.80	$18.61

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	217,405	16,665	247,197	18,613

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

Three Months Ended March 31, 2012 and 2011

Financial Review

	Three Months Ended March 31,
	2012	2011
Royalty income	$1,269,367	$1,439,204
Interest income	38	—
General and administrative expense	(68,261)	(295,865)

Distributable income	$1,201,144	$1,143,339

Distributable income per unit	$0.6445	$0.6135

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,269,367 in the first quarter of 2012, a decrease of approximately 12% as compared to $1,439,204 in the first quarter of 2011, primarily as a result of lower natural gas prices and increased capital expenditures and operating costs, in the first quarter of 2012 as compared to the first quarter of 2011.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2012 was $1,201,144, representing $.6445 per unit, compared to $1,143,339, representing $.6135 per unit, for the quarter ended March 31, 2011. Based on 1,863,590 units outstanding for the quarters ended March 31, 2012 and 2011, respectively, the per unit distributions were as follows:

	2012	2011
January	$.2820	$.1673
February	.1979	.2244
March	.1646	.2218

	$.6445	$.6135

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2011, the Trust had withheld a total of $1.0 million which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Three Months Ended March 31,
	2012	2011
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$1,201,144	$1,393,339
Reserve for Contingent Liabilities and Expenses	—	(250,000)

Distributable Income Available for Distribution	$1,201,144	$1,143,339

Distributable Income Per Unit	$.6445	$.6135

Units Outstanding	1,863,590	1,863,590

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 37% of the Royalty income of the Trust during the first quarter of 2012.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2011 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 2012 compared to the first quarter of 2011.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis being effective June 1, 2001. The contract is renewed a year in advance, so PNR extended the contract to June 1, 2013. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service.

        Royalty income attributable to the Hugoton Royalty decreased to $474,520 in the first quarter of 2012 from $608,701 in the first quarter of 2011 primarily due to decreases in natural gas prices from the Hugoton Royalty Properties and increased operating costs, offset in part by an increase in natural gas liquids prices and reduced capital expenditures. The average price received in the first quarter of 2012 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.69 per Mcf and $48.62 per barrel, respectively, as compared to $3.89 per Mcf and $47.58 per barrel, respectively, in the first quarter of 2011. Net production of natural gas attributable to the Hugoton Royalty decreased to 77,228 Mcf in the first quarter of 2012 from 93,611 Mcf in the first quarter of 2011. Net production of natural gas liquids attributable to the Hugoton Royalty decreased from 5,140 barrels in the first quarter of 2011 to 3,899 barrels in the first quarter of 2012. Actual production volumes from the Hugoton properties decreased to 139,240 Mcf of natural gas and 7,095 barrels of natural gas liquids in the first quarter of 2012 as compared to 146,105 Mcf of natural gas and 7,866 barrels of natural gas liquids for the same period in 2011.

        The Hugoton capital expenditures were $1,039 in the first quarter of 2012, a decrease of approximately 97% as compared to $31,721 in the first quarter of 2011. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $382,809 in the first quarter of 2012, an increase of approximately 27% as compared to $301,344 in the first quarter of 2011. The increase in operating costs was primarily due to a payment made by the operator in relation to a Kansas severance tax settlement.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the State of New Mexico was $668,282 during the first quarter of 2012 as compared with Royalty income of $826,935 during the first quarter of 2011. The decrease in Royalty income was due primarily to increased capital expenditures, a reduction in volume production and decline in natural gas price for the first quarter of 2012 compared to the first quarter of 2011. Net production attributable to the San Juan Basin Royalty located in New Mexico was 85,892 Mcf of natural gas and 12,766 barrels of natural gas liquids in the first quarter of 2012, as compared to 128,291 Mcf of natural gas and 13,474 barrels of natural gas liquids in the first quarter of 2011. The average price received in the first quarter of 2012 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.65 per Mcf and $34.51 per barrel, respectively, compared to $2.99 per Mcf and $30.46 per barrel during the same period in 2011. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the State of New Mexico decreased to 157,749 Mcf in the first quarter of 2012 as compared to 190,399 Mcf of natural gas for the same period in 2011. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the State of New Mexico increased to 22,881 barrels in the first quarter of 2012 compared to 21,684 barrels for the same period in 2011.

        Capital expenditures on these properties were $204,919 in the first quarter of 2012, an increase of approximately 146% as compared to $83,253 in the first quarter of 2011 primarily due to increased developmental drilling. Operating costs were $363,263 in the first quarter 2012, an increase of approximately 15% as compared to $318,630 in the first quarter 2011.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $126,565 during the first quarter of 2012, compared to $63,568 during the first quarter of 2011. The increase in Royalty income was due to higher production volumes in the first quarter of 2012 offset in part by lower gas prices. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 54,285 Mcf of natural gas during the first quarter of 2012 with 25,295 Mcf of natural gas attributable to the Trust during the first quarter of 2011. The average price received in the first quarter of 2012 for natural gas sold from the San Juan Basin Colorado Properties was $2.33, as compared to average price of $2.51 for the first quarter of 2011. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 54,659 Mcf of natural gas in the first quarter of 2012 as compared to 47,924 Mcf of natural gas for the same period in 2011. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $1,764 in the first quarter of 2012, a decrease of approximately 97% as compared to $56,484 in the first quarter of 2011.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that with respect to the annual reports on Form 10-K for December 31, 2007 and 2008, and with respect to the quarterly reports during 2008 and for the first two quarters of 2009, the Trust did not file its reports in a timely manner due to the Trustee's need to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. This information was required by the reserve engineer to prepare the reserve report for the Trustee to present the required reserve information in the SEC reports, and for the Trustee to complete the Trust's financial statements, and a review of the basis for this information was needed prior to filing these reports. The source of this information is not within the control of the Trustee, and thus the initial information provided to the Trustee and the timely receipt of accurate information for the preparation of these reports was not within scope of the Trustee's disclosure controls and procedures. The Trustee's review of certain information and calculations by the working interest owners, along with an outside joint venture auditor, remains ongoing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2011 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: May 10, 2012

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