Form 10-Q
period 2012-06-30
MESA ROYALTY TRUST/TX
filed 2012-08-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2012
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

         As of August 9, 2012—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Royalty income	$919,695	$1,503,570	$2,189,062	$2,942,774
Interest income	59	24	97	24
General and administrative expense	(38,703)	(43,525)	(106,964)	(89,390)

Distributable income	$881,051	$1,460,069	$2,082,195	$2,853,408

Distributable income per unit	$.4728	$.6493	$1.1173	$1.2628

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and short-term investments	$1,881,051	$2,351,895
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(37,676,470)	(37,411,336)

Total assets	$6,702,615	$7,438,593

LIABILITIES AND TRUST CORPUS
Distributions payable	$881,051	$1,351,895
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,821,564	6,086,698

Total liabilities and trust corpus	$6,702,615	$7,438,593

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$5,945,474	$5,710,498	$6,086,698	$5,557,747
Distributable income	881,051	1,460,069	2,082,195	2,853,408
Distributions to unitholders	(881,051)	(1,210,069)	(2,082,195)	(2,353,408)
Amortization of net overriding royalty interest	(123,910)	(92,898)	(265,134)	(190,147)

Trust corpus, end of period	$5,821,564	$5,867,600	$5,821,564	$5,867,600

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$881,051	$1,460,069	$2,082,195	$2,853,408
Reserve for Contingent Liabilities and Expenses	—	(250,000)	—	(500,000)

Distributable Income Available for Distribution	881,051	1,210,069	2,082,195	2,353,408

Distributable Income Per Unit	$.4728	$.6493	$1.1173	$1.2628

Units Outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

        The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the units.

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs (Continued)

any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2012 and December 31, 2011, there were no excess production costs on the Trust Properties.

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

        On December 9, 2011, PNR and the Kansas Department of Revenue entered into a settlement of the Department of Revenue's assessment. The settlement amount was $2 million, which is less than 50% of the amount of the assessment. As a result of the settlement, the appeal of the assessment pending before the Court of Tax Appeals was dismissed on December 20, 2011. The portion of the tax assessment net to the Trust is $84,719 and was withheld from cash available for distribution in January 2012.

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

	Three Months Ended June 30,
	2012		2011
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$760,042	$1,072,366	$1,290,811	$1,061,626
Less the Trust's proportionate share of:
Capital costs recovered	(77,541)	(211,351)	(96,358)	(83,678)
Operating costs	(271,828)	(351,993)	(374,486)	(294,345)

Net Proceeds	$410,673	$509,022	819,967	683,603

Royalty income	$410,673	$509,022	819,967	683,603

Average sales price	$2.13	$35.51	$3.38	$41.01

Average production costs(3)	$1.82	$39.30	$1.94	$22.68

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	192,471	14,335	242,813	16,668

	Six Months Ended June 30,
	2012		2011
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,819,536	$2,238,392	$2,547,009	$2,096,063
Less the Trust's proportionate share of:
Capital costs recovered	(146,455)	(348,395)	(155,761)	(139,249)
Operating costs	(623,199)	(750,817)	(760,731)	(585,112)

Net Proceeds	1,049,882	1,139,180	1,630,517	1,371,702

Royalty income(2)	1,049,882	1,139,180	1,630,517	1,371,702

Average sales price	$2.52	$36.41	$3.32	$38.92

Average production costs(3)	$1.85	$35.13	$1.87	$20.55

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	417,032	31,288	490,707	35,242

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

Three Months Ended June 30, 2012 and 2011

Financial Review

	Three Months Ended June 30,
	2012	2011
Royalty income	$919,695	$1,503,570
Interest income	59	24
General and administrative expense	(38,703)	(43,525)

Distributable income	$881,051	$1,460,069

Distributable income per unit	$.4728	$.6493

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $919,695 in the second quarter of 2012, a decrease of approximately 39% as compared to $1,503,570 in the second quarter of 2011, primarily as a result of lower natural gas prices and increased capital expenditures and operating costs, in the second quarter of 2012 as compared to the second quarter of 2011.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2012 was $881,051, representing $.4728 per unit, compared to $1,460,069, representing $.6493 per unit, for the quarter ended June 30, 2011. Based on 1,863,590 units outstanding for the quarters ended June 30, 2012 and 2011, respectively, the per unit distributions were as follows:

	2012	2011
April	$.1721	$.2112
May	.1129	.2181
June	.1878	.2200

	$.4728	$.6493

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At June 30, 2011 and December 31, 2011, the Trust had withheld a total of

$500,000 and $1.0 million, respectively, which is included in cash and short-term investments. The effect on distributable income per unit is as follows:

	Three Months Ended June 30,
	2012	2011
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$881,051	$1,460,069
Reserve for Contingent Liabilities and Expenses (See Note 1)	—	(250,000)

Distributable Income Available for Distribution	881,051	1,210,069

Distributable Income Per Unit	$.4728	$.6493

Units Outstanding	1,863,590	1,863,590

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 46% of the Royalty income of the Trust during the second quarter of 2012.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2012 to date and 2011 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 2012 compared to the second quarter of 2011.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis beginning effective June 1, 2001. The contract is renewed a year in advance, so PNR extended the contract to June 1, 2013. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Kansas Gas Service.

        Royalty income attributable to the Hugoton Royalty decreased to $420,863 in the second quarter of 2012 from $536,300 in the second quarter of 2011 primarily due to decreases in natural gas prices from the Hugoton Royalty Properties and increased operating costs, offset in part by reduced capital expenditures. The average price received in the second quarter of 2012 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.93 per Mcf and $45.34 per barrel, respectively, as compared to $4.34 per Mcf and $49.30 per barrel, respectively, in the second quarter of 2011. Net production of natural gas attributable to the Hugoton Royalty decreased to 78,326 Mcf in the second quarter of 2012 from 80,359 Mcf in the second quarter of 2011. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 3,804 barrels in the second quarter of 2011 to 4,221 barrels in the second quarter of 2012. Actual production volumes from the Hugoton properties decreased to 133,579 Mcf of natural gas and increased to 7,221 barrels of natural gas liquids in the second quarter of 2012 as compared to 137,221 Mcf of natural gas and 6,384 barrels of natural gas liquids for the same period in 2011. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $102 in the second quarter of 2012, a decrease of approximately 99.9% as compared to $68,017 in the second quarter of 2011. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $298,045 in the second quarter of 2012, a decrease of approximately 2% as compared to $305,496 in the second quarter of 2011.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the State of New Mexico was $440,080 during the second quarter of 2012 as compared with Royalty income of $867,949 during the second quarter of 2011. The decrease in Royalty income was due to lower natural gas prices, lower production volumes, and an increase in capital expenditures offset by a decrease in operating expenses for the second quarter of 2012 compared to the second quarter of 2011. Net production attributable to the San Juan Basin Royalty located in New Mexico was 78,336 Mcf of natural gas and 10,114 barrels of natural gas liquids in the second quarter of 2012, as compared to 129,091 Mcf of natural gas and 12,864 barrels of natural gas liquids in the second quarter of 2011. The average price received in the second quarter of 2012 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.56 per Mcf and $31.41 per barrel, respectively, compared to $2.90 per Mcf and $35.07 per barrel, respectively, during the same period in 2011. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the State of New Mexico decreased to 180,274 Mcf in the second quarter of 2012 as compared to 196,134 Mcf of natural gas for the same period in 2011. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the State of New Mexico increased to 24,091 barrels in the second quarter of 2012 compared to 21,304 barrels for the same period in 2011.

        Capital expenditures on these properties were $288,790 in the second quarter of 2012, an increase of approximately 158% as compared to $112,012 in the second quarter of 2011 primarily due to increased developmental drilling. Operating costs were $297,874 in the second quarter 2012, a decrease of approximately 10% as compared to $329,268 in the second quarter 2011.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $58,752 during the second quarter of 2012, compared to $96,743 during the second quarter of 2011. The decrease in Royalty income was due to higher production volumes in the second quarter of 2012 offset by lower gas prices. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was

35,809 Mcf of natural gas during the second quarter of 2012 with 33,363 Mcf of natural gas attributable to the Trust during the second quarter of 2011. The average price received in the second quarter of 2012 for natural gas sold from the San Juan Basin Colorado Properties was $1.64, as compared to an average price of $2.90 for the second quarter of 2011. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 52,461 Mcf of natural gas in the second quarter of 2012 as compared to 43,863 Mcf of natural gas for the same period in 2011. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $27,901 in the second quarter of 2012, a decrease of approximately 8% as compared to $30,464 in the second quarter of 2011.

Six Months Ended June 30, 2012 and 2011

Financial Review

	Six Months Ended June 30,
	2012	2011
Royalty income	$2,189,062	$2,942,774
Interest income	97	24
General and administrative expense	(106,964)	(89,390)

Distributable income	$2,082,195	$2,853,408

Distributable income per unit	$1.1173	$1.2628

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,189,062 for the six months ended June 30, 2012, a decrease of approximately 26% as compared to $2,942,774 for the six months ended June 30, 2011, primarily as a result of lower natural gas prices and lower natural gas and NGL production volumes in the first six months of 2012 as compared to the first six months of 2011.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2012 was $2,082,195, representing $1.1173 per unit, compared to $2,853,408, representing $1.2628 per unit, for the six months ended June 30, 2011 after the withholding of cash for future unknown contingent liabilities and expenses.

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At June 30, 2011 and December 31, 2011, the Trust had withheld a total of

$500,000 and $1.0 million, respectively, which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Six Months Ended June 30,
	2012	2011
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$2,082,195	$2,853,408
Reserve for Contingent Liabilities and Expenses (See Note 1)	—	(500,000)

Distributable Income Available for Distribution	2,082,195	2,353,408

Distributable Income Per Unit	$1.1173	$1.2628

Units Outstanding	1,863,590	1,863,590

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 41% of the Royalty income of the Trust during the six months ended June 30, 2012.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $895,383 for the six months ended June 30, 2012 from $1,144,989 for the same period in 2011 primarily due to lower prices for natural gas, decreased production, and decreased capital expenditures offset by increased operating expenditures from the Hugoton Royalty Properties. The average price received in the first six months of 2012 for natural gas and natural gas liquids sold from the Hugoton field was $3.32 per Mcf and $46.97 per barrel, respectively, compared to $4.11 per Mcf and $48.35 per barrel, respectively, during the same period in 2011. Net production attributable to the Hugoton Royalty Properties decreased to 154,960 Mcf of natural gas and 8,110 barrels of natural gas liquids for the six months ended June 30, 2012 as compared to 173,457 Mcf of natural gas and 8,937 barrels of natural gas liquids for the six months ended June 30, 2011. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 272,819 Mcf of natural gas and increased to 14,316 barrels of natural gas liquids in the six months ended June 30, 2012 as compared to 283,326 Mcf of natural gas and 14,250 barrels of natural gas liquids for the same period in 2011. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $1,140 during the six months ended June 30, 2012, a decrease of approximately 99% as compared to $99,794 during the six months ended June 30, 2011. The decrease in the capital expenditures was primarily due to decreased drilling activity. Operating costs were $680,854 during the six months ended June 30, 2012, an increase of approximately 12% as compared to $606,840 during the six months ended June 30, 2011 primarily due to the severance tax refund filed with the state of Kansas and already paid to the Trust. See Note 6 above.

San Juan Basin

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,108,362 for the first six months of 2012 compared to $1,692,221 in the first six months of 2011. The decrease in Royalty income was due primarily to lower natural gas prices, lower production volumes and increased capital expenditures and operating costs in the first six months of 2012 from the San Juan Basin properties. The average price received in the six months ended June 30, 2012 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.07 per Mcf and $32.71 per barrel, respectively, compared to $2.94 per Mcf and $43.90 per barrel, respectively, during the same period in 2011. Net production attributable to the San Juan Basin Royalty located in New Mexico was 168,950 Mcf of natural gas and 23,178 barrels of natural gas liquids for the six months ended June 30, 2012 as compared to 257,799 Mcf of natural gas and 26,305 barrels of natural gas liquids for the six months ended June 30, 2011. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 338,023 Mcf of natural gas and increased to 46,972 barrels of natural gas liquids in the six months ended June 30, 2012 as compared to 386,533 Mcf of natural gas and 42,988 barrels of natural gas liquids for the same period in 2011.

        San Juan-New Mexico capital expenditures were $493,709 during the six months ended June 30, 2012, an increase of approximately 153% as compared to $195,265 during the six months ended June 30, 2011. This increase is due to increased developmental drilling activity during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Operating costs were $663,496 during the six months ended June 30, 2012, an increase of approximately 3% as compared to $645,032 during the six months ended June 30, 2011.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $185,317 for the six months ended June 30, 2012, compared to $160,311 during the same period in 2011. The increase in Royalty income was primarily the result of increased natural gas production offset in part by lower natural gas prices and increased operating costs in the six months ended June 30, 2012 compared to the same period in 2011. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 93,122 Mcf of natural gas during the six months ended June 30, 2012 with 59,452 Mcf of natural gas attributable to the Trust during the same period in 2011. The average price received for the six months ended June 30, 2012 for natural gas sold from the San Juan Basin Colorado Properties was $1.99, compared to $2.69 received during the same period in 2011. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 107,120 Mcf of natural gas for the six months ended June 30, 2012 as compared to 91,787 Mcf of natural gas for the same period in 2011.

        Operating costs on these properties were $29,665 for the six months ended June 30, 2012, a decrease of approximately 66% as compared to $86,948 in the same period in 2011 due to a decrease in drilling charges.

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

Date: August 9, 2012

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