Form 10-Q
period 2012-09-30
MESA ROYALTY TRUST/TX
filed 2012-11-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2012
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

        As of November 9, 2012—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Royalty income	$737,229	$2,081,025	$2,926,291	$5,023,799
Interest income	80,040	54	80,137	78
General and administrative expense	(128,460)	(28,841)	(235,424)	(118,231)

Distributable income	$688,809	$2,052,238	$2,771,004	$4,905,646

Distributable income per unit	$.3696	$.9671	$1.4869	$2.2299

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and short-term investments	$1,688,809	$2,351,895
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(37,796,348)	(37,411,336)

Total assets	$6,390,495	$7,438,593

LIABILITIES AND TRUST CORPUS
Distributions payable	$688,809	$1,351,895
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,701,686	6,086,698

Total liabilities and trust corpus	$6,390,495	$7,438,593

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$5,821,564	$5,867,600	$6,086,698	$5,557,747
Distributable income	688,809	2,052,238	2,771,004	4,905,646
Distributions to unitholders	(688,809)	(1,802,238)	(2,771,004)	(4,155,646)
Amortization of net overriding royalty interest	(119,878)	(118,107)	(385,012)	(308,254)

Trust corpus, end of period	$5,701,686	$5,999,493	$5,701,686	$5,999,493

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$688,809	$2,052,238	$2,771,004	$4,905,646
Reserve for Contingent Liabilities and Expenses	—	(250,000)	—	(750,000)

Distributable Income Available for Distribution	688,809	1,802,238	2,771,004	4,155,646

Distributable Income Per Unit	$.3696	$0.9671	$1.4869	$2.2299

Units Outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of September 30, 2012 and December 31, 2011, there were no excess production costs on the Trust Properties.

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

	Three Months Ended September 30,
	2012		2011
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$703,097	$761,245	$1,423,304	$1,378,356
Less the Trust's proportionate share of:
Capital costs recovered	(49,212)	(74,298)	(38,214)	(51,981)
Operating costs	(302,396)	(301,207)	(293,112)	(337,328)

Net Proceeds	$351,489	$385,740	1,091,978	989,047

Royalty income	$351,489	$385,740	1,091,978	989,047

Average sales price	$1.91	$27.19	$3.66	$42.84

Average production costs(3)	$1.91	$26.47	$1.11	$16.86

	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Net production volumes attributable to the Royalty paid(4)	184,305	14,186	298,078	23,087

	Nine Months Ended September 30,
	2012		2011
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$2,522,633	$2,999,637	$3,970,313	$3,474,419
Less the Trust's proportionate share of:
Capital costs recovered	(195,668)	(422,693)	(193,975)	(191,230)
Operating costs	(925,595)	(1,052,023)	(1,053,843)	(922,440)

Net Proceeds	1,401,370	1,524,921	2,722,495	2,360,749

Royalty income(2)	1,401,370	1,524,921	2,722,495	2,360,749

Average sales price	$2.30	$33.32	$3.44	$40.25

Average production costs(3)	$1.84	$32.23	$1.57	$18.99

	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Net production volumes attributable to the Royalty paid(4)	607,975	45,760	792,325	58,656

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

(3)
Average production costs attributable to the Trust are calculated as stated capital costs plus operating costs, divided by stated net production volumes attributable to the Royalty paid. Production costs may be incurred in one operating period and then recovered in a subsequent operating period, which may cause Royalty income paid to the Trust not to agree to the Trust's Royalty interest in the Net Proceeds.

(4)
Net production volumes attributable to the Trust are determined by dividing Royalty income by the average sales price received.

Three Months Ended September 30, 2012 and 2011

Financial Review

	Three Months Ended September 30,
	2012	2011
Royalty income	$737,229	$2,081,025
Interest income	80,040	54
General and administrative expense	(128,460)	(28,841)

Distributable income	$688,809	$2,052,238

Distributable income per unit	$.3696	$.9671

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $737,229 in the third quarter of 2012, a decrease of approximately 65% as compared to $2,081,025 in the third quarter of 2011, primarily as a result of lower natural gas and natural gas liquids prices and lower natural gas and natural gas liquids volumes in the third quarter of 2012 as compared to the third quarter of 2011. The Trust's Interest income in the third quarter of 2012 was $80,040, an increase from $54 in the third quarter of 2011. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and administrative expense increased to $128,460 for the three months ended September 30, 2012, compared to $118,231 for the three months ended September 30, 2011. The increase was a result of Trust administrative expenses incurred in the third quarter of 2012 that are expected to be reimbursed in accordance with the Trust Indenture in the fourth quarter of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2012 was $688,809, representing $.3696 per unit, compared to $2,052,238, representing $.9671 per unit, for the quarter ended September 30, 2011 after the withholding of cash for future unknown contingent and expenses. Based on 1,863,590 units outstanding for the quarters ended September 30, 2012 and 2011, respectively, the per unit distributions were as follows:

	2012	2011
July	$.1154	$.3318
August	.1033	.3277
September	.1509	.3076

	$.3696	$.9671

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At September 30, 2011 and December 31, 2011, the Trust had withheld a total of $750,000 and $1.0 million, respectively, which is included in cash and short-term investments. The effect on distributable income per unit is as follows:

	Three Months Ended September 30,
	2012	2011
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$688,809	$2,052,238
Reserve for Contingent Liabilities and Expenses (See Note 1)	—	(250,000)

Distributable Income Available for Distribution	688,809	1,802,238

Distributable Income Per Unit	$.3696	$0.9671

Units Outstanding	1,863,590	1,863,590

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Trust from the Hugoton field accounted for approximately 34% of the Royalty income of the Trust during the third quarter of 2012.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2012 to date and 2011 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the third quarter of 2012 compared to the third quarter of 2011.

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

        Royalty income attributable to the Hugoton Royalty decreased to $249,808 in the third quarter of 2012 from $825,081 in the third quarter of 2011 primarily due to decreases in natural gas and natural gas liquids prices and decreases in natural gas and natural gas liquids volume from the Hugoton Royalty Properties. The average price received in the third quarter of 2012 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.39 per Mcf and $31.51 per barrel, respectively, as compared to $4.52 per Mcf and $55.36 per barrel, respectively, in the third quarter of 2011. Net production of natural gas attributable to the Hugoton Royalty decreased to 56,431 Mcf in the third quarter of 2012 from 102,310 Mcf in the third quarter of 2011. Net production of natural gas liquids attributable to the Hugoton Royalty decreased from 6,551 barrels in the third quarter of 2011 to 3,648 barrels in the third quarter of 2012. Actual production volumes from the Hugoton properties decreased to 124,330 Mcf of natural gas and 8,051 barrels of natural gas liquids in the third quarter of 2012 as compared to 141,690 Mcf of natural gas and 9,036 barrels of natural gas liquids for the same period in 2011. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $5,078 in the third quarter of 2012, an increase of approximately 105% as compared to $2,475 in the third quarter of 2011. The increase in capital expenditures was primarily due to increased drilling activity. Operating costs were $296,046 in the third quarter of 2012, a decrease of approximately 5% as compared to $312,178 in the third quarter of 2011.

San Juan Basin

        Natural gas and natural gas liquids production attributable to the Trust from the San Juan Basin—New Mexico accounted for approximately 61% of the Royalty income of the Trust during the third quarter of 2012.

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico. The Royalty income from the San Juan Basin Royalty Properties located in the State of New Mexico was $449,669 during the third quarter of 2012 as compared with Royalty income of $1,076,090 during the third quarter of 2011. The decrease in Royalty income was due to lower natural gas and natural gas liquids prices, lower production volumes, and an increase in capital expenditures offset in part by a decrease in operating expenses for the third quarter of 2012 compared to the third quarter of 2011. Net production attributable to the San Juan Basin Royalty located in New Mexico was 97,755 Mcf of natural gas and 10,538 barrels of natural gas liquids in the third quarter of 2012, as compared to 133,482 Mcf of natural gas and 16,536 barrels of natural gas liquids in the third quarter of 2011. The average price received in the third quarter of 2012 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.83 per Mcf and $25.70 per barrel, respectively, compared to $3.37 per Mcf and $36.44 per barrel, respectively, during the same period in 2011. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the State of New Mexico decreased to 183,656 Mcf in the third quarter of 2012 as compared to 186,218 Mcf of natural gas for the same period in 2011. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the State of New Mexico decreased to 23,086 barrels in the third quarter of 2012 compared to 24,108 barrels for the same period in 2011.

        Capital expenditures on these properties were $118,432 in the third quarter of 2012, an increase of approximately 36% as compared to $87,356 in the third quarter of 2011 primarily due to increased developmental drilling. Operating costs were $274,753 in the third quarter 2012, a decrease of approximately 19% as compared to $339,534 in the third quarter 2011 primarily due to a decrease in severance taxes.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Natural gas and natural gas liquids production attributable to the Trust from the San Juan Basin—Colorado accounted for approximately 5% of the Royalty income of the Trust during the third quarter of 2012.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $37,752 during the third quarter of 2012, compared to $179,855 during the third quarter of 2011. The decrease in Royalty income was due to lower gas prices, lower volume and increased operating costs in the third quarter of 2012 compared to the same period in 2011. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 30,119 Mcf of natural gas during the third quarter of 2012 with 62,285 Mcf of natural gas attributable to the Trust during the third quarter of 2011. The average price received in the third quarter of 2012 for natural gas sold from the San Juan Basin Colorado Properties was $1.25, as compared to an average price of $2.90 for the third quarter of 2011. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 55,544 Mcf of natural gas in the third quarter of 2012 as compared to 53,663 Mcf of natural gas for the same period in 2011. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $32,804 in the third quarter of 2012, an increase of approximately 236% as compared to $(24,095) in the third quarter of 2011.

Nine Months Ended September 30, 2012 and 2011

Financial Review

	Nine Months Ended September 30,
	2012	2011
Royalty income	$2,926,291	$5,023,799
Interest income	80,137	78
General and administrative expense	(235,424)	(118,231)

Distributable income	$2,771,004	$4,905,646

Distributable income per unit	$1.4869	$2.2299

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,926,291 for the nine months ended September 30, 2012, a decrease of approximately 42% as compared to $5,023,799 for the nine months ended September 30, 2011, primarily as a result of lower natural gas prices and lower natural gas and NGL production volumes in the first nine months of 2012 as compared to the first nine months of 2011. The Trust's Interest income for the nine months ended September 30, 2012 was $80,137, an increase from $78 for the nine months ended September 30, 2011. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and administrative expense increased to $235,424 for the first nine months of 2012, compared to $118,231 for the first nine months of 2011. The increase was a result of Trust administrative expenses incurred in the first nine months of 2012 that are expected to be reimbursed in accordance with the Trust Indenture in the fourth quarter of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the nine months ended September 30, 2012 was $2,771,004, representing $1.4869 per unit, compared to $4,905,646, representing $2.2299 per unit, for the nine months ended September 30, 2011 after the withholding of cash for future unknown contingent liabilities and expenses.

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At September 30, 2011 and December 31, 2011, the Trust had withheld a total of $750,000 and $1.0 million, respectively, which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Nine Months Ended September 30,
	2012	2011
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$2,082,195	4,905,646
Reserve for Contingent Liabilities and Expenses (See Note 1)	—	(750,000)

Distributable Income Available for Distribution	2,082,195	4,155,646

Distributable Income Per Unit	$1.1173	$2.2299

Units Outstanding	1,863,590	1,863,590

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Trust accounted for approximately 39% of the Royalty income of the Trust during the nine months ended September 30, 2012.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $1,145,191 for the nine months ended September 30, 2012 from $1,970,079 for the same period in 2011 primarily due to lower prices for natural gas and natural gas liquids, decreased production, and decreased capital expenditures offset by increased operating expenditures from the Hugoton Royalty Properties. The average price received in the first nine months of 2012 for natural gas and natural gas liquids sold from the Hugoton field was $3.03 per Mcf and $41.40 per barrel, respectively, compared to $4.24 per Mcf and $51.07 per barrel, respectively, during the same period in 2011. Net production attributable to the Hugoton Royalty Properties decreased to 214,302 Mcf of natural gas and 11,977 barrels of natural gas liquids for the nine months ended September 30, 2012 as compared to 277,205 Mcf of natural gas and 15,562 barrels of natural gas liquids for the nine months ended September 30, 2011. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 397,149 Mcf of natural gas and decreased to 22,367 barrels of natural gas liquids in the nine months ended September 30, 2012 as compared to 425,016 Mcf of natural gas and 23,286 barrels of natural gas liquids for the same period in 2011. The decrease in production is a result of natural production decline.

        The Hugoton capital expenditures were $6,219 during the nine months ended September 30, 2012, a decrease of approximately 94% as compared to $102,212 during the nine months ended September 30, 2011. The decrease in the capital expenditures was primarily due to decreased drilling activity. Operating costs were $976,900 during the nine months ended September 30, 2012, an increase of approximately 6% as compared to $918,973 during the nine months ended September 30, 2011.

San Juan Basin

        Natural gas and natural gas liquids revenue from the San Juan Basin—New Mexico attributable to the Trust accounted for approximately 53% of the Royalty income of the Trust during the nine months ended September 30, 2012.

        The Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,558,031 for the first nine months of 2012 compared to $2,713,541 in the first nine months of 2011. The decrease in Royalty income was due primarily to lower natural gas prices, lower production volumes and increased capital expenditures offset in part by lower operating costs from the San Juan Basin properties during the nine months ended September 30, 2012. The average price received in the nine months ended September 30, 2012 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $1.98 per Mcf and $30.46 per barrel, respectively, compared to $3.08 per Mcf and $34.07 per barrel, respectively, during the same period in 2011. Net production attributable to the San Juan Basin Royalty located in New Mexico was 267,042 Mcf of natural gas and 33,783 barrels of natural gas liquids for the nine months ended September 30, 2012 as compared to 392,121 Mcf of natural gas and 43,094 barrels of natural gas liquids for the nine months ended September 30, 2011. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 521,679 Mcf of natural gas and increased to 70,058 barrels of natural gas liquids in the nine months ended September 30, 2012 as compared to 572,751 Mcf of natural gas and 67,096 barrels of natural gas liquids for the same period in 2011.

        San Juan-New Mexico capital expenditures were $612,141 during the nine months ended September 30, 2012, an increase of approximately 116% as compared to $282,993 during the nine months ended September 30, 2011. This increase is due to increased developmental drilling activity during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Operating costs were $938,249 during the nine months ended September 30, 2012, a decrease of approximately 6% as compared to $993,415 during the nine months ended September 30, 2011.

        Natural gas and natural gas liquids revenue from the San Juan Basin—Colorado attributable to the Trust accounted for approximately 8% of the Royalty income of the Trust during the nine months ended September 30, 2012.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $223,069 for the nine months ended September 30, 2012, compared to $340,166 during the same period in 2011. The decrease in Royalty income was primarily the result of lower natural gas prices in the nine months ended September 30, 2012 compared to the same period in 2011. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 126,631 Mcf of natural gas during the nine months ended September 30, 2012 with 122,998 Mcf of natural gas attributable to the Trust during the same period in 2011. The average price received for the nine months ended September 30, 2012 for natural gas sold from the San Juan Basin Colorado Properties was $1.76, compared to $2.77 received during the same period in 2011. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 162,664 Mcf of natural gas for the nine months ended September 30, 2012 as compared to 145,450 Mcf of natural gas for the same period in 2011.

        Operating costs on these properties were $62,469 for the nine months ended September 30, 2012, as compared to $62,853 in the same period in 2011.

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

Date: November 9, 2012

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