Form 10-K
period 2012-12-31
MESA ROYALTY TRUST/TX
filed 2013-03-29
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 29, 2012 of $34.26 was approximately $63,846,593.

         As of March 29, 2013, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $3,781,422 and $6,661,178 for the years 2012 and 2011, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 29, 2013.

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

	Twelve Months Ended December 31,
	2012	2011
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$3,601,394	$6,507,541
Reserve for Contingent Liabilities and Expenses	—	(1,000,000)

Distributable Income Available for Distribution	$3,601,394	$5,507,541

Distributable Income Per Unit	$1.9325	$2.9554

Units Outstanding	1,863,590	1,863,590

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

  Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a rate of 28% . Backup withholding will not normally apply to distributions to a unitholder, however, unless the unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the unitholder is incorrect.

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred with respect to the property and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeds one year at the time of sale or exchange. Under current law, the highest marginal U.S. federal income tax rate applicable to long-term capital gains of individuals is 20%. Moreover, this rate is subject to change by new legislation at any time. The deductibility of capital losses are subject to certain limitations. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale or exchange.

  Additional Tax on Net Investment Income

        A 3.8% Medicare tax on certain net investment income earned by individuals applies for taxable years beginning after December 31, 2012. For these purposes, investment income would generally include certain income derived from investments such as the units and gain realized by a unitholder from a sale of units. In the case of an individual, the tax will be imposed on the lesser of (i) the unitholder's net investment income or (ii) the amount by which the unitholder's modified adjusted gross income exceeds $250,000 (if the unitholder is married and filing jointly or a surviving spouse), $125,000 (if the unitholder is married and filing separately) or $200,000 (in any other case).

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2012

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	469	408
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	3,005	335

Total	140,370	130,741	3,474	743

(1)
The Trust does not have a working interest in the producing acres and producing gas wells. The gross and net amounts in the table above represent gross and net amounts attributable to the working interest owners and are the basis for the Gross Proceeds amounts discussed under "Description of the Trust."

Hugoton

        The principal property interest conveyed to the Trust accounts for approximately 28% of the present value of the Trust's reserves and was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

San Juan Basin

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to ConocoPhillips on April 30, 1991. The San Juan Basin—New Mexico reserves, including a few wells located in Southwestern Colorado, retained by ConocoPhillips represent approximately 72% of the present value of the Trust's reserves. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. ConocoPhillips subsequently sold its underlying interest in substantially all of the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. See "—Description of the Trust" under Item 1 of this Form 10-K. The San Juan Basin Royalty Properties located in Colorado account for approximately 7% of the Trust's reserves.

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2012, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled on Trust properties, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Drilling

        There were no development wells drilled on the Royalty Properties during 2012. There were no exploratory wells drilled on the Royalty Properties during 2012, 2011 or 2010.

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2012. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, and Moscow. The firm's more than 100 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

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

        Estimates of the gross and net proved reserves, as of December 31, 2012, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate plus natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Pioneer	Red Willow	XTO	Total
Proved Developed
Oil and Natural Gas Liquids, Mbbl	0	258	19	0	1	278
Gas, Mcf	301	2,963	334	71	12	3,681
Proved Undeveloped
Oil and Natural Gas Liquids, Mbbl	0	0	19	0	0	19
Gas, Mcf	0	0	333	0	0	333
Total, Proved
Oil and Natural Gas Liquids, Mbbl	0	258	38	0	1	297
Gas, Mcf	301	2,963	667	71	12	4,014

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2012, under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Future Net Revenue(1)	497	15,238	4,252	140	72	20,199

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	345	8,691	2,534	87	49	11,706

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99 for more information.

        The Reserve Report was delivered to the Trustee on March 4, 2013. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$84.22 per bbl; (2) NGL prices—$33.78 per bbl for San Juan Properties, $38.80 per bbl for Hugoton Properties; and (3) natural gas prices—$2.04 per Mcf for San Juan Properties, $3.01 per Mcf for Hugoton Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2012, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 38% of the Royalty income of the Trust during 2012.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2012, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton

Royalty Properties were lower for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 54% of the Royalty income of the Trust during 2012. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. Average annual wellhead prices decreased from $8.07 per Mcf in 2008 to $3.72 per Mcf in 2009, increased to $4.16 per Mcf in 2010, decreased to $3.95 per Mcf in 2011 and decreased to $2.66 per Mcf in 2012 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

        Hydraulic Fracturing.    It is customary to recover oil and natural gas from deep shale, tight sand and coal bed formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Conventional hydraulic fracturing techniques are used to increase production in vertical wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in 2014.

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

        Climate Change.    In the recent Congressional session, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress. However, any such legislation may have the potential to affect oil and gas production and the energy sector generally. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary source of greenhouse gases above certain thresholds to report, limit or control such emissions. Currently, certain oil and gas operations must inventory and report green house gas emissions. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. Certain oil and gas operations must inventory and report greenhouse gas emissions. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA's regulatory authority. The EPA has also announced its intention to promulgate additional regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector, which may affect demand for oil and gas. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships. New Mexico joined the Western Climate Initiative, or "WCI," a regional organization that has committed to take measures to reduce greenhouse gas emissions, and Kansas, Wyoming and Colorado have joined the WCI as observers.

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

Oil and Natural gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds available to the Trust and distributions to Trust unitholders.

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

        Crude oil prices have been volatile the last several years and, in 2012, ranged from a high of approximately $109.39 to a low of approximately $77.72 The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

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

        In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth's atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the working interest owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the working interest owners' operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods, drought and other climatic events, which if any such effects were to occur, could have adverse physical effects on the working interest owners' operations or physical assets.

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

        Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale and coal formations, as well as tight conventional formations including many of those Royalty properties in which the Trust holds an interest. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Several states including those where Royalty properties are located have adopted legislation requiring the public disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Further, the EPA has initiated a study of the impacts of hydraulic fracturing with final results expected in 2014. In addition, any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business and required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production.

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

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2012 and December 31, 2011, were as follows:

	2012			2011
Quarter	High	Low	Distribution	High	Low	Distribution
First	$43.50	$36.46	$0.6445	$50.55	$45.91	$0.6135
Second	$39.71	$25.00	$0.4728	$49.90	$39.70	$0.6493
Third	$34.12	$22.93	$0.3696	$49.50	$39.69	$0.9671
Fourth	$27.45	$18.75	$0.4456	$45.00	$38.99	$0.7255

        At March 29, 2013, the 1,863,590 units outstanding were held by 840 unitholders of record.

Item 6.    Selected Financial Data.

	2012	2011	2010	2009	2008
Royalty income	$3,781,422	$6,661,178	$6,686,481	$4,052,357	$13,845,456
Distributable income	$3,601,394	$6,507,541	$6,521,193	$3,844,464	$13,768,502
Distributable income per unit	$1.9325	$2.9554	$3.4992	$2.0629	$7.3882
Total assets at year end	$6,332,055	$7,438,593	$6,948,580	$7,580,604	$9,966,534

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

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2011, the Trust withheld a total of $1.0 million which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Twelve Months Ended December 31,
	2012	2011
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$3,601,394	$6,507,541
Reserve for Contingent Liabilities and Expenses	—	(1,000,000)

Distributable Income Available for Distribution	$3,601,394	$5,507,541

Distributable Income Per Unit	$1.9325	$2.9554

Units Outstanding	1,863,590	1,863,590

Financial Review

  Years 2012 and 2011

	Years Ended December 31,
	2012	2011
Royalty income	$3,781,422	$6,661,178
Interest income	80,175	116
General and administrative expenses	(260,203)	(153,753)

Distributable income	$3,601,394	$6,507,541

Distributable income per unit	$1.9325	$2.9554

        The Trust's Royalty income was $3,781,422 in 2012, a decrease of approximately 43% as compared to $6,661,178 in 2011, primarily as a result of lower prices for natural gas and natural gas liquids. The Trust's Interest income in 2012 was $80,175, an increase from $116 in 2011. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and Administrative expense increased to $260,203 in 2012 compared with $153,753 in 2011. The increase was a result of joint venture auditor costs incurred in the Trustee's review of certain information and calculations by the working interests owners.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $1,447,723 in 2012, a decrease of approximately 46%, as compared to $2,691,646 in 2011, primarily due to decreases in prices for natural gas and natural gas liquids, offset in part by a decrease in capital expenditures.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $3.03 per Mcf and $37.99 per barrel, respectively, in 2012 as compared to $4.28 per Mcf and $51.95 per barrel, respectively, in 2011. Net production attributable to the Hugoton Royalty was 274,488 Mcf of natural gas and 16,215 barrels of natural gas liquids in 2012 as compared with 375,914 Mcf of natural gas and 20,842 barrels of natural gas liquids in 2011. Actual production volumes attributable to the Hugoton properties were 519,967 Mcf of natural gas and 30,797 barrels of natural gas liquids in 2012 as compared with 565,753 Mcf of natural gas and 30,808 of natural gas liquids in 2011. The decrease in natural gas production for the year ended December 31, 2012 compared to the same period in 2011 is the result of natural production decline.

        The Hugoton capital expenditures were $6,220 for 2012, a decrease of approximately 94% as compared to $102,315 for 2011, due to a decrease in the drilling activity in 2012 compared to 2011. Operating costs were $1,288,440 during 2012, an increase of approximately 5% as compared to $1,226,690 during 2011 due to an increase in labor and supervision costs.

San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $2,041,810 in 2012 as compared to $3,564,205 in 2011, a decrease of 43%. The decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices in 2012 and an increase in capital expenditures, offset in part by lower operating expenditures in 2012. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 363,314 Mcf of natural gas and 44,195 barrels of natural gas liquids, oil and condensate in 2012 as compared to 503,920 Mcf of natural gas and 56,439 barrels of natural gas liquids, oil and condensate in 2011. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 713,857 Mcf of natural gas and 93,135 barrels of natural gas liquids, oil and condensate in

2012 as compared with 747,397 Mcf of natural gas and 90,077 barrels of natural gas liquids, oil and condensate in 2011. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $2.02 per Mcf and $29.59 per barrel, respectively, in 2012 compared with $2.99 per Mcf and $36.46 per barrel, respectively, in 2011.

        San Juan—New Mexico capital expenditures were $761,653 during 2012, an increase of approximately 72% as compared to $443,976 during 2011. The increase in capital expenditures was due to an increase in drilling activity. Operating costs were $1,268,973 during 2012, a decrease of approximately 4% as compared to $1,323,187 during 2011.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $291,889 in 2012 as compared to $465,327 in 2011. The decrease in royalty income was primarily the result of lower natural gas prices in 2012. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 167,826 Mcf of natural gas in 2012 as compared to 167,176 Mcf of natural gas in 2011. The average price received for natural gas from these San Juan Basin properties was $1.74 per Mcf in 2012 as compared with $2.78 per Mcf in 2011. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 216,213 Mcf in 2012 as compared with 197,879 Mcf in 2011. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2012 and 2011.

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	San Juan
	Hugoton		New Mexico		Colorado				Total
	Natural Gas	Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas		Oil, Condensate and Natural Gas Liquids		Natural Gas	Oil, Condensate and Natural Gas Liquids
Year ended December 31, 2012:
The Trust's proportionate share of—Gross Proceeds(1)	$1,573,087	$1,169,296	$1,443,257	$2,629,179	$379,606		$—		$3,395,950	$3,798,475
Less the Trust's proportionate share of—Capital costs	(3,124)	(3,096)	(255,783)	(505,870)	—		—		(258,907)	(508,966)
Operating costs	(738,265)	(550,175)	(453,445)	(815,528)	(87,717)		—		(1,279,427)	(1,365,703)

Net Proceeds(2)	$831,698	$616,025	$734,029	$1,307,781	$291,889		$—		$1,857,616	$1,923,806

Royalty Income(2)
Average Sales Price	$3.03	$37.99	$2.02	$29.59	$1.74		$—		$2.31	$31.85

Average Production Costs(3)	$2.70	$34.12	$1.95	$29.90	$.52		$—		$1.91	$31.03
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	274,488	16,215	363,314	44,195	167,826		—		805,628	60,410

Year ended December 31, 2011:
The Trust's proportionate share of— Gross Proceeds(1)	$2,421,031	$1,599,620	$2,235,840	$3,095,528	$552,263		$—		$5,209,134	$4,695,148
Less the Trust's proportionate share of—Capital costs	(68,195)	(34,120)	(181,073)	(262,903)	—		—		(249,268)	(297,023)
Operating costs	(743,923)	(482,767)	(548,045)	(775,142)	(86,936)		—		(1,378,904)	(1,257,909)

Net Proceeds(2)	$1,608,913	$1,082,733	$1,506,722	$2,057,483	$465,327		$—		$3,580,962	$3,140,216

Royalty Income(2)(5)	1,608,913	1,082,733	1,506,722	2,057,483	465,327		—		3,580,962	3,140,217
Average Sales Price	$4.28	$51.95	$2.99	$36.46	$2.78		$—		$3.42	$40.63

Average Production Costs(3)	$2.16	$24.80	$1.45	$18.39	$.52		$—		$1.56	$20.12
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	375,914	20,842	503,920	56,439	167,176		—		1,047,010	77,281

Year ended December 31, 2010:
The Trust's proportionate share of— Gross Proceeds(1)	$2,656,667	$1,392,560	$2,805,331	$2,447,901	$507,558		$—		$5,969,556	$3,840,461
Less the Trust's proportionate share of— Capital costs	(135,053)	(70,970)	(216,558)	(187,904)	—		—		(351,611)	(258,874)
Operating costs	(684,342)	(362,851)	(699,557)	(618,296)	(208,005)		—		(1,591,904)	(981,147)

Net Proceeds(2)	$1,837,272	$958,739	$1,889,216	$1,641,701	$299,553		$—		$4,026,041	$2,600,440

Royalty Income(2)	1,837,272	958,739	1,889,216	1,641,701	299,553		—		4,026,041	2,600,440
Average Sales Price	$4.67	$42.34	$3.30	$33.41	$3.06		$—		$3.79	$36.23

Average Production Costs(3)	$2.08	$19.15	$1.60	$16.41	$2.13		$—		$1.83	$17.28
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	393,420	22,644	572,489	49,134	97,760		—		1,063,668	71,778

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2012	2011	2010
Royalty income	3,781,422	$6,661,178	$6,686,481
Interest income	80,175	116	179
General and administrative expenses	(260,203)	(153,753)	(165,467)

Distributable income	$3,601,394	$6,507,541	$6,521,193

Distributable income per unit	$1.9325	$2.9554	$3.4992

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2012	2011
ASSETS
Cash and short-term investments	$1,830,390	$2,351,895
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(38,013,221)	(37,411,336)

Total assets	$6,315,203	$7,438,593

LIABILITIES AND TRUST CORPUS
Distributions payable	$830,390	$1,351,895
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	5,484,813	6,086,689

Total liabilities and trust corpus	$6,315,203	$7,438,593

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2012	2011	2010
Trust corpus, beginning of year	$6,086,698	$5,557,747	$6,386,000
Distributable income	3,601,394	6,507,541	6,521,193
Distributions to unitholders	(3,601,394)	(5,507,541)	(6,521,193)
Amortization of net overriding royalty interests	(601,885)	(471,049)	(828,253)

Trust corpus, end of year	$5,484,813	$6,086,698	$5,557,747

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

	Twelve Months Ended December 31,
	2012	2011
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$3,601,394	$6,507,541
Reserve for Contingent Liabilities and Expenses	—	(1,000,000)

Distributable Income Available for Distribution	$3,601,394	$5,507,541

Distributable Income Per Unit	$1.9325	$2.9554

Units Outstanding	1,863,590	1,863,590

        For the year ended December 31, 2012, The Bank of New York Mellon Trust Company, N.A. was paid fees totaling $337,302 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $227,859.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        Effective January 1, 2011, the Trustee began withholding $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unitholders (Continued)

reached $1.0 million. At December 31, 2011, the Trust had withheld a total of $1 million which is included in cash and short term investments. The effect on distributable income per unit is as follows:

	Twelve Months Ended December 31,
	2012	2011
Distributable Income Before Reserve for Contingent
Liabilities and Expenses	$3,601,394	$6,507,541
Reserve for Contingent Liabilities and Expenses (See Note 1)	—	(1,000,000)

Distributable Income Available for Distribution	$3,601,394	$5,507,541

Distributable Income Per Unit	$1.9325	$2.9554

Units Outstanding	1,863,590	1,863,590

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

(6) Legal Proceedings

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Excess Production Costs

        The Trust did not receive any Royalty income associated with the San Juan Basin—Colorado royalty properties operated by BP during 2010 due to excess production costs incurred during such period. Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—Colorado properties were approximately $0 and $0 as of December 31, 2012 and 2011, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

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

        On December 9, 2011, PNR and the Kansas Department of Revenue entered into a settlement of the Department of Revenue's assessment. The settlement amount was $2 million, which is less than 50% of the amount of the assessment. As a result of the settlement, the appeal of the assessment pending before the Court of Tax Appeals was dismissed on December 20, 2011. The portion of the tax assessment net to the Trust is $84,719 and was withheld from the cash available for distribution in January 2012.

(9) Supplemental Reserve Information (Unaudited)

        Effective for fiscal years ending on or after December 31 2009, the SEC approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2012, 2011, 2010 and 2009 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2012, were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2008	609,971	9,532,466

Revisions to previous estimates	(79,839)	(2,028,356)
Extensions, discoveries and other additions	11,264	193,083
Production	(56,446)	(817,540)

December 31, 2009	484,950	6,879,653

Revisions to previous estimates	609,575	8,557,374
Extensions, discoveries and other additions	—	—
Production	(71,778)	(1,063,668)

December 31, 2010	1,022,747	14,373,359

Revisions to previous estimates	(372,684)	(5,330,922)
Extensions, discoveries and other additions	—	—
Production	(77,281)	(1,047,010)

December 31, 2011	572,782	7,995,427

Revisions to previous estimates	(192,717)	(3,518,637)
Extensions, discoveries and other additions	—	—
Production	(60,410)	(805,628)

December 31, 2012	297,927	4,014,127

Proved Developed Reserves:
December 31, 2008	609,971	9,532,466

December 31, 2009	478,913	6,773,482

December 31, 2010	999,350	13,961,912

December 31, 2011	535,742	7,344,057

December 31, 2012	278,984	3,681,019

Proved Undeveloped Reserves:
December 31, 2008	—	—

December 31, 2009	6,037	106,171

December 31, 2010	23,397	411,447

December 31, 2011	37,040	651,370

December 31, 2012	18,942	333,108

•
The Hugoton Royalty represents 17%, 26%, and 32% of the estimated proved oil, condensate and natural gas liquids reserves and 13%, 33%, and 39% of the estimated proved natural gas reserves as of December 31 of 2012, 2011 and 2010, respectively.

•
The December 31, 2012, 2011, 2010 and 2009 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm. Revisions in previous estimates in 2009 are primarily due to decreases in natural gas and natural gas liquid prices.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2012	2011	2010
	(In thousands)
The Trust's proportionate share of future gross proceeds	$55,638	$102,707	$114,214
Less the Trust's proportionate share of—Future operating costs	(33,381)	(46,898)	(16,084)
Future capital costs	(2,057)	(2,673)	(1,186)

Future royalty income	20,200	53,136	96,944
Discount at 10% per annum	(8,494)	(23,199)	(52,134)

Standardized measure of future royalty income from proved oil and gas reserves	$11,706	$29,937	$44,810

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2012	2011	2010
	(In thousands)
Standardized measure at beginning of year	$29,937	$44,810	$17,811

Revisions of previous estimates	(2,874)	2,594	2,594
Net changes in price and production costs	(14,294)	(12,587)	29,310
Extensions, discoveries and other additions	—	—	—
Royalty income	(3,781)	(6,661)	(6,686)
Accretion of discount	2,718	1,781	1,781

Net changes in standardized measure	(18,231)	(14,873)	26,999

Standardized measure at end of year	$11,706	$29,937	$44,810

•
The Hugoton Royalty represents approximately 22% and 40% of the standardized measure of future royalty income for 2012 and 2011, respectively.

•
Standardized measure at December 31, 2012 was calculated using natural gas prices of $3.01 per Mcf for Hugoton properties and $2.04 for the San Juan properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2012:
Royalty income	$1,269,367	$919,695	$737,229	$855,131
Distributable income	$1,201,144	$881,051	$688,809	$830,390
Distributable income per unit	$.6445	$.4728	$.3696	$.4456
2011:
Royalty income	$1,439,204	$1,503,570	$2,081,025	$1,637,379
Distributable income	$1,393,339	$1,460,069	$2,052,238	$1,601,895
Distributable income per unit	$.6135	$.6493	$.9671	$.7255

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2012, in conformity with the basis of accounting described in Note 3.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mesa Royalty Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2013 expressed an unqualified opinion on the effectiveness of Mesa Royalty Trust's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

        We have audited Mesa Royalty Trust's (the "Trust") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, Mesa Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2012, and our report dated March 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Houston, Texas
March 29, 2013

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal

Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2012. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2012.

Item 11.    Executive Compensation.

        Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Not applicable.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2012 and 2011 and fees billed for other services rendered by KPMG LLP.

	2012	2011
Audit fees(1)	$475,000	$450,000
Audit-related fees	—	—
Tax fees(2)	$82,245	$42,000
All other fees	—	—

Total fees	$557,245	$492,000

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting and reimbursement for travel-related expenses related to the audit and quarterly reviews for the years ended December 31, 2012 and December 31, 2011. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders related to work performed on the taxes, returns and other items billed during 2012 and 2011. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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
March 29, 2013

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