Form 10-Q
period 2013-03-31
MESA ROYALTY TRUST/TX
filed 2013-05-10
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        As of May 10, 2013—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Royalty income	$1,039,075	$1,269,367
Interest income	41	38
General and administrative expense	(52,985)	(68,261)

Distributable income	$986,131	$1,201,144

Distributable income per unit	$0.5292	$0.6445

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and short-term investments	$1,986,131	$1,830,390
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(38,246,165)	(38,013,221)

Total assets	$6,238,000	$6,315,203

LIABILITIES AND TRUST CORPUS
Distributions payable	$986,131	$830,390
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,251,869	5,484,813

Total liabilities and trust corpus	$6,238,000	$6,315,203

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$5,484,813	$6,086,698
Distributable income	986,131	1,201,144
Distributions to unitholders	(986,131)	(1,201,144)
Amortization of net overriding royalty interest	(232,944)	(141,224)

Trust corpus, end of period	$5,251,869	$5,945,474

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

        During 2011 the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2013 the $1.0 million is included in cash and short term investments.

        For the quarter ended March 31, 2013, The Bank of New York Mellon Trust Company, N.A. was paid fees totaling $83,938 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $74,335.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Income Tax Matters (Continued)

purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2013 and December 31, 2012, there were no excess production costs on the Trust Properties.

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

        On December 9, 2011, Pioneer and the Kansas Department of Revenue entered into a settlement of the Department of Revenue's assessment. The settlement amount was $2 million, which is less than 50% of the amount of the assessment. As a result of the settlement, the appeal of the assessment pending before the Court of Tax Appeals was dismissed on December 20, 2011. The portion of the tax assessment net to the Trust is approximately $84,719 and was withheld from cash available for distribution in January 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2013		2012
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$974,579	$781,108	$1,059,494	$1,166,026
Less the Trust's proportionate share of:
Capital costs recovered	(40,770)	(46,746)	(68,914)	(137,044)
Operating costs	(354,131)	(274,965)	(351,371)	(398,824)

Royalty income	$579,678	$459,397	$639,209	$630,158

Average sales price	$2.87	$27.78	$2.94	$37.81

Average production costs(2)	$1.95	$19.45	$1.93	$32.16

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(3)	202,119	16,537	217,405	16,665

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

Three Months Ended March 31, 2013 and 2012

Financial Review

	Three Months Ended March 31,
	2013	2012
Royalty income	$1,039,075	$1,269,367
Interest income	41	38
General and administrative expense	(52,985)	(68,261)

Distributable income	$986,131	$1,201,144

Distributable income per unit	$0.5292	$0.6445

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,039,075 in the first quarter of 2013, a decrease of approximately 18% as compared to $1,269,367 in the first quarter of 2012, primarily as a result of lower natural gas and natural gas liquids prices, offset in part by decreased capital expenditures and operating costs, in the first quarter of 2013 as compared to the first quarter of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2013 was $986,131, representing $.5292 per unit, compared to $1,201,144, representing $.6445 per unit, for the quarter ended March 31, 2012. Based on 1,863,590 units outstanding for the quarters ended March 31, 2013 and 2012, respectively, the per unit distributions were as follows:

	2013	2012
January	$.1652	$.2820
February	.1892	.1979
March	.1748	.1646

	$.5292	$.6445

        During 2011 the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2013 the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 35% of the Royalty income of the Trust during the first quarter of 2013.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2012 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the first quarter of 2013 compared to the first quarter of 2012.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis being effective June 1, 2001. The contract is renewed a year in advance, so PNR extended the contract to June 1, 2014. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Oneok Field Services.

        Royalty income attributable to the Hugoton Royalty decreased to $362,086 in the first quarter of 2013 from $474,520 in the first quarter of 2012 primarily due to decreases in natural gas and natural gas liquids prices and natural gas volumes from the Hugoton Royalty Properties, offset in part by reduced operating costs and increased natural gas liquid volumes. The average price received in the first quarter of 2013 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.52 per Mcf and $32.27 per barrel, respectively, as compared to $3.69 per Mcf and $48.62 per barrel, respectively, in the first quarter of 2012. Net production of natural gas attributable to the Hugoton Royalty decreased to 61,794 Mcf in the first quarter of 2013 from 77,228 Mcf in the first quarter of 2012. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 3,899 barrels in the first quarter of 2012 to 4,480 barrels in the first quarter of 2013. Actual production volumes from the Hugoton properties decreased to 116,765 Mcf of natural gas and increased to 8,476 barrels of natural gas liquids in the first quarter of 2013 as compared to 139,240 Mcf of natural gas and 7,095 barrels of natural gas liquids for the same period in 2012.

        The Hugoton capital expenditures were $0 in the first quarter of 2013, a decrease of approximately 100% as compared to $1,039 in the first quarter of 2012. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $322,632 in the first quarter of 2013, a decrease of approximately 16% as compared to $382,809 in the first quarter of 2012. The decrease in operating costs was primarily due to a payment made by the operator in 2012 in relation to a Kansas severance tax settlement.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $589,509 during the first quarter of 2013 as compared with Royalty income $668,282 during the first quarter of 2012. The decrease in Royalty income was due primarily to a decline in natural gas liquids price for the first quarter of 2013 compared to the first quarter of 2012 offset in part by lower capital expenditures and operating costs during the first quarter of 2013 compared to the first quarter of 2012. Net production attributable to the San Juan Basin Royalty located in New Mexico was 104,067 Mcf of natural gas and 12,057 barrels of natural gas liquids in the first quarter of 2013, as compared to 85,892 Mcf of natural gas and 12,766 barrels of natural gas liquids in the first quarter of 2012. The average price received in the first quarter of 2013 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.64 per Mcf and $26.11 per barrel, respectively, compared to $2.65 per Mcf and $34.51 per barrel during the same period in 2012. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the State of New Mexico increased to 168,383 Mcf in the first quarter of 2013 as compared to 157,749 Mcf of natural gas for the same period in 2012. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the State of New Mexico decreased to 22,632 barrels in the first quarter of 2013 compared to 22,881 barrels for the same period in 2012.

        Capital expenditures on these properties were $87,516 in the first quarter of 2013, a decrease of approximately 57% as compared to $204,919 in the first quarter of 2012 primarily due to decreased developmental drilling. Operating costs were $275,051 in the first quarter 2013, a decrease of approximately 24% as compared to $363,263 in the first quarter 2012.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $87,480 during the first quarter of 2013, compared to $126,565 during the first quarter of 2012. The decrease in Royalty income was due to higher operating costs and decreased natural gas production in the first quarter of 2013 offset in part by higher gas prices realized on these properties. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 36,258 Mcf of natural gas during the first quarter of 2013 with 54,285 Mcf of natural gas attributable to the Trust during the first quarter of 2012. The average price received in the first quarter of 2013 for natural gas sold from the San Juan Basin Colorado Properties was $2.41, as compared to average price of $2.33 for the first quarter of 2012. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 49,261 Mcf of natural gas in the first quarter of 2013 as compared to 54,659 Mcf of natural gas for the same period in 2012. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $31,413 in the first quarter of 2013, an increase of greater than 100% as compared to $1,764 in the first quarter of 2012.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interest owners for information regarding the Royalty Properties" in the Trust's Annual Report

on Form 10-K for the year ended December 31, 2012 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the working interest owners, along with an outside joint venture auditor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2012 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 10, 2013

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