Form 10-Q
period 2013-06-30
MESA ROYALTY TRUST/TX
filed 2013-08-09
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2013
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

         As of August 9, 2013—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Royalty income	$690,404	$919,695	$1,729,479	$2,189,062
Interest income	43	59	84	97
General and administrative expense	(37,148)	(38,703)	(90,133)	(106,964)

Distributable income	$653,299	$881,051	$1,639,430	$2,082,195

Distributable income per unit	$0.3505	$0.4728	$0.8797	$1.1173

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and short-term investments	$1,653,299	$1,830,390
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(38,400,858)	(38,013,221)

Total assets	$5,750,475	$6,315,203

LIABILITIES AND TRUST CORPUS
Distributions payable	$653,299	$830,390
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	5,097,176	5,484,813

Total liabilities and trust corpus	$5,570,475	$6,315,203

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$5,251,869	$5,945,474	$5,484,813	$6,086,698
Distributable income	653,299	881,051	1,639,430	2,082,195
Distributions to unitholders	(653,299)	(881,051)	(1,639,430)	(2,082,195)
Amortization of net overriding royalty interest	(154,693)	(123,910)	(387,637)	(265,134)

Trust corpus, end of period	$5,097,176	$5,821,564	$5,097,176	$5,821,564

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of June 30, 2013 the $1.0 million is included in cash and short term investments.

        For the quarter ended June 30, 2013, The Bank of New York Mellon Trust Company, N.A. was paid fees totaling $83,938 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $74,335.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2013 and December 31, 2012, there were no excess production costs on the Trust Properties.

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

        On December 9, 2011, Pioneer and the Kansas Department of Revenue entered into a settlement of the Department of Revenue's assessment. The settlement amount was $2 million, which is less than 50% of the amount of the assessment. As a result of the settlement, the appeal of the assessment pending before the Court of Tax Appeals was dismissed on December 20, 2011. The portion of the tax assessment net to the Trust is approximately $84,719 and was withheld by Pioneer from cash available for distribution in January 2012.

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

	Three Months Ended June 30,
	2013		2012
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,031,168	$741,319	$760,042	$1,072,366
Less the Trust's proportionate share of:
Capital costs recovered	(179,816)	(182,518)	(77,541)	(211,351)
Operating costs	(407,539)	(312,210)	(271,828)	(351,993)

Royalty income	$443,813	$246,591	$410,673	$509,022

Average realized price(2)	$2.98	$28.91	$2.13	$35.51

Average production costs(3)	$3.94	$58.00	$1.82	$39.30

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	148,941	8,529	192,471	14,335

	Six Months Ended June 30,
	2013		2012
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$2,005,747	$1,522,427	$1,819,536	$2,238,392
Less the Trust's proportionate share of:
Capital costs recovered	(220,586)	(229,264)	(146,455)	(348,395)
Operating costs	(761,670)	(587,175)	(623,199)	(750,817)

Royalty income	1,023,491	705,988	1,049,882	1,139,180

Average realized price(2)	$2.95	$27.98	$2.52	$36.41

Average production costs(3)	$2.84	$32.36	$1.85	$35.13

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	346,377	25,227	417,032	31,288

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
Average realized price attributable to the Royalty is calculated as Royalty Income divided by stated net production volumes attributable to the Royalty paid.

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

(4)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average realized price received.

Three Months Ended June 30, 2013 and 2012

Financial Review

	Three Months Ended June 30,
	2013	2012
Royalty income	$690,404	$919,695
Interest income	43	59
General and administrative expense	(37,148)	(38,703)

Distributable income	$653,299	$881,051

Distributable income per unit	$0.3505	$0.4728

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $690,404 in the second quarter of 2013, a decrease of approximately 25% as compared to $919,695 in the second quarter of 2012, primarily as a result of increased capital expenditures and operating costs and lower natural gas liquids prices, offset in part by higher natural gas prices, in the second quarter of 2013 as compared to the second quarter of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2013 was $653,299, representing $0.3505 per unit, compared to $881,051, representing $0.4728 per unit, for the quarter ended June 30, 2012. Based on 1,863,590 units outstanding for the quarters ended June 30, 2013 and 2012, respectively, the per unit distributions were as follows:

	2013	2012
April	$0.1801	$0.1721
May	0.0565	0.1129
June	0.1139	0.1878

	$0.3505	$0.4728

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of June 30, 2013 the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 50% of the Royalty income of the Trust during the second quarter of 2013.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2012, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 2013 compared to the second quarter of 2012.

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

        Royalty income attributable to the Hugoton Royalty decreased to $347,058 in the second quarter of 2013 from $420,863 in the second quarter of 2012 primarily due to lower natural gas liquids prices, decreased natural gas volumes and increased operating costs from the Hugoton Royalty Properties, offset in part by increased natural gas prices. The average price received in the second quarter of 2013 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.65 per Mcf and $31.22 per barrel, respectively, as compared to $2.93 per Mcf and $45.34 per barrel, respectively, in the second quarter of 2012. Net production of natural gas attributable to the Hugoton Royalty decreased to 57,339 Mcf in the second quarter of 2013 from 78,326 Mcf in the second quarter of 2012. Net production of natural gas liquids attributable to the Hugoton Royalty increased from 4,221 barrels in the second quarter of 2012 to 4,413 barrels in the second quarter of 2013. Actual production volumes from the Hugoton properties decreased to 108,565 Mcf of natural gas and increased to 8,352 barrels of natural gas liquids in the second quarter of 2013 as compared to 133,579 Mcf of natural gas and 7,221 barrels of natural gas liquids for the same period in 2012. The decrease in natural gas volume was due to natural production decline. The increase in natural gas liquids was due to an increase in NGL yields.

        The Hugoton capital expenditures were $0 in the second quarter of 2013, a decrease of approximately 100% as compared to $102 in the second quarter of 2012. Operating costs were $309,069 in the second quarter of 2013, an increase of approximately 4% as compared to $298,045 in the second quarter of 2012.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $218,210 during the second quarter of 2013 as compared with Royalty income $440,080 during the second quarter of 2012. The decrease in Royalty income was due primarily to an increase in capital expenditures and operating costs, a decrease in natural gas and natural gas liquids production and lower natural gas liquids prices for the second quarter of 2013 compared to the second quarter of 2012, offset in part by higher natural gas prices during the second quarter of 2013 compared to the second quarter of 2012. Net production attributable to the San Juan Basin Royalty located in New Mexico was 38,518 Mcf of natural gas and 4,116 barrels of natural gas liquids in the second quarter of 2013, as compared to 78,336 Mcf of natural gas and 10,114 barrels of natural gas liquids in the second quarter of 2012. The average price received in the second quarter of 2013 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.84 per Mcf and $26.44 per barrel, respectively, compared to $1.56 per Mcf and $31.41 per barrel during the same period in 2012. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the State of New Mexico decreased to 167,520 Mcf in the second quarter of 2013 as compared to 180,274 Mcf of natural gas for the same period in 2012. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the State of New Mexico decreased to 21,941 barrels in the second quarter of 2013 compared to 24,091 barrels for the same period in 2012. The decrease in natural gas and natural gas liquids production is due to an overall reduction in new well drilling and certain wells being shut-in during the current period.

        Capital expenditures on these properties were $362,334 in the second quarter of 2013, an increase of approximately 25% as compared to $288,790 in the second quarter of 2012 primarily due to increased developmental drilling costs for certain wells. Operating costs were $375,798 in the second quarter 2013, an increase of approximately 26% as compared to $297,874 in the second quarter of 2012. The increase in operating costs was primarily due to plugging costs incurred related to certain wells.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $125,136 during the second quarter of 2013, compared to $58,752 during the second quarter of 2012. The increase in Royalty income was due to higher natural gas prices and increased natural gas production in the second quarter of 2013 offset in part by increased operating costs. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 53,083 Mcf of natural gas during the second quarter of 2013 with 35,809 Mcf of natural gas attributable to the Trust during the second quarter of 2012. The average price received in the second quarter of 2013 for natural gas sold from the San Juan Basin Colorado Properties was $2.36, as compared to average price of $1.64 for the second quarter of 2012. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 67,806 Mcf of natural gas in the second quarter of 2013 as compared to 52,461 Mcf of natural gas for the same period in 2012. Royalty income reported from BP is net of pre-main line production costs.

These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $34,882 in the second quarter of 2013, as compared to $27,901 in the second quarter of 2012.

Six Months Ended June 30, 2013 and 2012

Financial Review

	Six Months Ended June 30,
	2013	2012
Royalty income	$1,729,479	$2,189,062
Interest income	84	97
General and administrative expense	(90,133)	(106,964)

Distributable income	$1,639,430	$2,082,195

Distributable income per unit	$0.8797	$1.1173

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,729,479 for the six months ended June 30, 2013, a decrease of approximately 21% as compared to $2,189,062 for the six months ended June 30, 2012, primarily as a result of lower natural gas production volumes and lower natural gas liquid prices, offset in part by decreased capital expenditures and operating costs and an increase in natural gas liquid volume and natural gas prices in the first six months of 2013 as compared to the first six months of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2013 was $1,639,430, representing $0.8797 per unit, compared to $2,082,195, representing $1.1173, for the six months ended June 30, 2012.

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of June 30, 2013 the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 41% of the Royalty income of the Trust during the six months ended June 30, 2013.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $709,144 for the six months ended June 30, 2013 from $895,383 for the same period in 2012 primarily due to lower prices for natural gas liquids and decreased natural gas production, offset in part by higher natural gas prices and lower capital expenditures and operating costs from the Hugoton Royalty Properties. The average price received in the first six months of 2013 for natural gas and natural gas liquids sold from the Hugoton field was $3.58 per Mcf and $31.75 per barrel, respectively, compared to $3.32 per Mcf and $46.97 per barrel, respectively, during the same period in 2012. Net production attributable to the Hugoton Royalty Properties decreased to 119,219 Mcf of natural gas and increased to 8,893 barrels of natural gas liquids for the six months ended June 30, 2013 as compared to 154,960 Mcf of natural gas and 8,110 barrels of natural gas liquids for the six months ended June 30, 2012. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 225,330 Mcf of natural gas and increased to 16,828 barrels of natural gas liquids in the six months ended June 30, 2013 as compared to 272,819 Mcf of natural gas and 14,316 barrels of natural gas liquids for the same period in 2012. The decrease in natural gas production is a result of natural production decline. The increase in natural gas liquids production is due to an increase in NGL yields.

        Capital expenditures on these properties were $0 during the six months ended June 30, 2013, a decrease of approximately 100% as compared to $1,140 during the six months ended June 30, 2012. Operating costs were $631,701 during the six months ended June 30, 2013, a decrease of approximately 7% as compared to $680,854 during the six months ended June 30, 2012.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $807,719 for the first six months of 2013 compared to $1,108,362 in the first six months of 2012. The decrease in Royalty income was due primarily to lower natural gas liquids prices and lower production volumes, offset in part by decreased capital expenditures and operating costs and higher natural gas prices in the first six months of 2013 from the San Juan Basin properties. The average price received in the six months ended June 30, 2013 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.74 per Mcf and $25.94 per barrel, respectively, compared to $2.07 per Mcf and $32.71 per barrel, respectively, during the same period in 2012. Net production attributable to the San Juan Basin Royalty located in New Mexico was 140,186 Mcf of natural gas and 16,335 barrels of natural gas liquids for the six months ended June 30, 2013 as compared to 168,950 Mcf of natural gas and 23,178 barrels of natural gas liquids for the six months ended June 30, 2012. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 335,903 Mcf of natural gas and decreased to 44,573 barrels of natural gas liquids in the six months ended June 30, 2013 as compared to 338,023 Mcf of natural gas and 46,972 barrels of natural gas liquids for the same period in 2012.

        San Juan-New Mexico capital expenditures were $449,850 during the six months ended June 30, 2013, a decrease of approximately 9% as compared to $493,709 during the six months ended June 30, 2012. This decrease is due to decreased developmental drilling activity during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Operating costs were $650,849 during the six months ended June 30, 2013, a decrease of approximately 2% as compared to $663,496 during the six months ended June 30, 2012.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $212,616 for the six months ended June 30, 2013, compared to $185,317 during the same period in 2012. The increase in Royalty income was primarily the result of increased actual natural gas production and higher natural gas prices offset in part by increased operating costs in the six months ended June 30, 2013 compared to the same period in 2012. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 86,972 Mcf of natural gas during the six months ended June 30, 2013 with 93,122 Mcf of natural gas attributable to the Trust during the same period in 2012. The average price received for the six months ended June 30, 2013 for natural gas sold from the San Juan Basin Colorado Properties was $2.44, compared to $1.99 received during the same period in 2012. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 114,067 Mcf of natural gas for the six months ended June 30, 2013 as compared to 107,120 Mcf of natural gas for the same period in 2012.

        Operating costs on these properties were $66,295 for the six months ended June 30, 2013, an increase of approximately 123% as compared to $29,665 in the same period in 2012. The properties operate on a cash basis. As a result, the timing of payments of current costs and corrections to previously charged costs during the six months ended June 30, 2012 accounted for the increase during the six months ended June 30, 2013.

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

Date: August 9, 2013

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