Form 10-Q
period 2013-09-30
MESA ROYALTY TRUST/TX
filed 2013-11-12
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013
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

         As of November 12, 2013—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Royalty income	$917,038	$737,229	$2,646,517	$2,926,291
Interest income	23	80,040	107	80,137
General and administrative expense	(33,227)	(128,460)	(123,360)	(235,424)

Distributable income	$883,834	$688,809	$2,523,264	$2,771,004

Distributable income per unit	$0.4743	$0.3696	$1.3540	$1.4869

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and short-term investments	$1,883,834	$1,830,390
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(38,611,899)	(38,013,221)

Total assets	$5,769,969	$6,315,203

LIABILITIES AND TRUST CORPUS
Distributions payable	$883,834	$830,390
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	4,886,135	5,484,813

Total liabilities and trust corpus	$5,769,969	$6,315,203

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$5,097,176	$5,821,564	$5,484,813	$6,086,698
Distributable income	883,834	688,809	2,523,264	2,771,004
Distributions to unitholders	(883,834)	(688,809)	(2,523,264)	(2,771,004)
Amortization of net overriding royalty interest	(211,041)	(119,878)	(598,678)	(385,012)

Trust corpus, end of period	$4,886,135	$5,701,686	$4,886,135	$5,701,686

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of September 30, 2013 the $1.0 million is included in cash and short-term investments.

        For the quarter ended September 30, 2013, The Bank of New York Mellon Trust Company, N.A. was paid fees totaling $85,636 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $75,839.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of September 30, 2013 and December 31, 2012, there were no excess production costs on the Trust Properties.

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

	Three Months Ended September 30,
	2013		2012
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,153,740	$692,864	$703,097	$761,245
Less the Trust's proportionate share of:
Capital costs recovered	(242,229)	(154,038)	(49,212)	(74,298)
Operating costs	(280,946)	(252,353)	(302,396)	(301,207)

Royalty income	$630,565	$286,473	$351,489	$385,740

Average realized price(2)	$3.05	$25.84	$1.91	$27.19

Average production costs(3)	$2.53	$36.66	$1.91	$26.47

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	206,497	11,085	184,305	14,186

	Nine Months Ended September 30,
	2013		2012
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$3,159,487	$2,215,291	$2,522,633	$2,999,637
Less the Trust's proportionate share of:
Capital costs recovered	(462,815)	(383,302)	(195,668)	(422,693)
Operating costs	(1,042,616)	(839,528)	(925,595)	(1,052,023)

Royalty income	1,654,056	992,461	1,401,370	1,524,921

Average realized price(2)	$2.98	$27.31	$2.30	$33.32

Average production costs(3)	$2.71	$33.65	$1.84	$32.23

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	554,877	36,341	607,975	45,760

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

Three Months Ended September 30, 2013 and 2012

Financial Review

	Three Months Ended September 30,
	2013	2012
Royalty income	$917,038	$737,229
Interest income	23	80,040
General and administrative expense	(33,227)	(128,460)

Distributable income	$883,834	$688,809

Distributable income per unit	$0.4743	$0.3696

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $917,038 in the third quarter of 2013, an increase of approximately 24% as compared to $737,229 in the third quarter of 2012, primarily as a result of higher natural gas prices and decreased operating costs, offset in part by increased capital expenditures and lower natural gas liquids prices, in the third quarter of 2013 as compared to the third quarter of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2013 was $883,834, representing $0.4743 per unit, compared to $688,809, representing $0.3696 per unit, for the quarter ended September 30, 2012. Based on 1,863,590 units outstanding for the quarters ended September 30, 2013 and 2012, respectively, the per unit distributions were as follows:

	2013	2012
July	$0.1064	$0.1154
August	0.2294	0.1033
September	0.1385	0.1509

	$0.4743	$0.3696

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of September 30, 2013 the $1.0 million is included in cash and short-term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 25% of the Royalty income of the Trust during the third quarter of 2013.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2013 to date and 2012, the primary purchaser was Oneok Gas

Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2013 compared to the third quarter of 2012.

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

        Royalty income attributable to the Hugoton Royalty decreased to $227,542 in the third quarter of 2013 from $249,808 in the third quarter of 2012 primarily due to increased capital expenditures, lower natural gas liquids prices and decreased natural gas production volumes from the Hugoton Royalty Properties, offset in part by increased natural gas prices. The average price received in the third quarter of 2013 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.24 per Mcf and $30.27 per barrel, respectively, as compared to $2.39 per Mcf and $31.51 per barrel, respectively, in the third quarter of 2012. Net production of natural gas attributable to the Hugoton Royalty decreased to 34,942 Mcf in the third quarter of 2013 from 56,431 Mcf in the third quarter of 2012. Net production of natural gas liquids attributable to the Hugoton Royalty decreased from 3,648 barrels in the third quarter of 2012 to 2,623 barrels in the third quarter of 2013. Actual production volumes from the Hugoton properties decreased to 112,262 Mcf of natural gas and increased to 8,274 barrels of natural gas liquids in the third quarter of 2013 as compared to 124,330 Mcf of natural gas and 8,051 barrels of natural gas liquids for the same period in 2012. The decrease in actual natural gas volume was due to natural production decline.

        The Hugoton capital expenditures were $207,382 in the third quarter of 2013, an increase of approximately 3,984% as compared to $5,078 in the third quarter of 2012 due to additional developmental drilling. Operating costs were $291,626 in the third quarter of 2013, a decrease of approximately 1% as compared to $296,046 in the third quarter of 2012.

San Juan Basin

        Natural gas and natural gas liquids production attributable to the Royalty from the San Juan Basin accounted for approximately 75% of the Royalty income of the Trust during the third quarter of 2013.

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $462,510 during the third quarter of 2013 as compared with Royalty income $449,669 during the third quarter of 2012. The increase in Royalty income was due primarily to an increase in natural gas prices and natural gas production volumes in the third quarter of 2013 compared to the third quarter of 2012, offset in part by higher capital expenditures and operating costs, a decrease in natural gas liquids production and lower natural gas liquids prices for the third quarter of 2013 compared to the third quarter of 2012. Net production attributable to the San Juan Basin Royalty located in New Mexico was 88,382 Mcf of natural gas and 8,463 barrels of natural gas liquids in the third quarter of 2013, as compared to 97,755 Mcf of natural gas and 10,538 barrels of natural gas liquids in the third quarter of 2012. The average price received in the third quarter of 2013 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.89 per Mcf and $24.47 per barrel, respectively, compared to $1.83 per Mcf and $25.70 per barrel during the same period in 2012. Actual production volumes of natural gas attributable to the San Juan Basin properties located in the State of New Mexico increased to 189,811 Mcf in the third quarter of 2013 as compared to 183,656 Mcf of natural gas for the same period in 2012. Actual production volumes of natural gas liquids attributable to the San Juan Basin properties located in the State of New Mexico decreased to 21,098 barrels in the third quarter of 2013 compared to 23,086 barrels for the same period in 2012.

        Capital expenditures on these properties were $188,885 in the third quarter of 2013, an increase of approximately 59% as compared to $118,432 in the third quarter of 2012 primarily due to increased developmental drilling costs for certain wells. Operating costs were $339,666 in the third quarter 2013, an increase of approximately 24% as compared to $274,753 in the third quarter of 2012. The increase in operating costs was primarily due to plugging costs incurred related to certain wells.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $226,986 during the third quarter of 2013, compared to $37,752 during the third quarter of 2012. The increase in Royalty income was due primarily to higher natural gas prices and lower operating costs in the third quarter of 2013 offset in part by decreased natural gas production in the third quarter of 2013 compared to the third quarter of 2012. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 83,173 Mcf of natural gas during the third quarter of 2013 with 30,119 Mcf of natural gas attributable to the Trust during the third quarter of 2012. The average price received in the third quarter of 2013 for natural gas sold from the San Juan Basin Colorado Properties was $2.73, as compared to average price of $1.25 for the third quarter of 2012. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 47,366 Mcf of natural gas in the third quarter of 2013 as compared to 55,544 Mcf of natural gas for the same period in 2012. Royalty income reported from BP is net of pre-main line production costs. These costs were charged to the Trust in error and as a result the Royalty income for previous periods was reduced. Because Royalty income recorded for a month is the amount computed and paid by BP, the additional Royalties, if any, will not be recorded until received by the Trust.

        Operating costs on these properties were $(97,993) in the third quarter of 2013, as compared to $32,804 in the third quarter of 2012. The decrease in operating costs was due primarily to a cost and transportation credit of $117,450 in the third quarter of 2013 from BP.

Nine Months Ended September 30, 2013 and 2012

Financial Review

	Nine Months Ended September 30,
	2013	2012
Royalty income	$2,646,517	$2,926,291
Interest income	107	80,137
General and administrative expense	(123,360)	(235,424)

Distributable income	$2,523,264	$2,771,004

Distributable income per unit	$1.3540	$1.4869

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,646,517 for the nine months ended September 30, 2013, a decrease of approximately 10% as compared to $2,926,291 for the nine months ended September 30, 2012, primarily as a result of lower natural gas and natural gas liquids production volumes, lower natural gas liquid prices and increased capital expenditures, offset in part by decreased operating costs and an increase in natural gas prices in the first nine months of 2013 as compared to the first nine months of 2012.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the nine months ended September 30, 2013 was $2,523,264, representing $1.3540 per unit, compared to $2,771,004, representing $1.4869, for the nine months ended September 30, 2012.

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of September 30, 2013 the $1.0 million is included in cash and short-term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 35% of the Royalty income of the Trust during the nine months ended September 30, 2013.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $936,686 for the nine months ended September 30, 2013 from $1,145,191 for the same period in 2012 primarily due to increased capital expenditures, lower prices for natural gas liquids and decreased natural gas production, offset in part by higher natural gas prices, increased natural gas liquids production and lower operating costs from the Hugoton Royalty Properties. The average price received in the first nine months of 2013 for natural gas and natural gas liquids sold from the Hugoton field was $3.80 per Mcf and $31.26 per barrel, respectively, compared to $3.03 per Mcf and $41.40 per barrel, respectively, during the same period in 2012. Net production attributable to the Hugoton Royalty Properties decreased to 151,304 Mcf of natural gas and 11,572 barrels of natural gas liquids for the nine months ended September 30, 2013 as compared to 214,302 Mcf of natural gas and 11,977 barrels of natural gas liquids for the nine months ended September 30, 2012. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 337,592 Mcf of natural gas and increased to 25,102 barrels of natural gas liquids in the nine months ended September 30, 2013 as compared to 397,149 Mcf of natural gas and 22,367 barrels of natural gas liquids for the same period in 2012. The decrease in actual natural gas production is a result of natural production decline. The increase in actual natural gas liquids production is due to an increase in NGL yields.

        Capital expenditures on these properties were $207,382 during the nine months ended September 30, 2013, an increase of approximately 3,235% as compared to $6,219 during the nine months ended September 30, 2012 primarily due to increased developmental drilling costs for certain wells. Operating costs were $923,327 during the nine months ended September 30, 2013, a decrease of approximately 5% as compared to $976,900 during the nine months ended September 30, 2012.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $1,270,229 for the first nine months of 2013 compared to $1,558,031 in the first nine months of 2012. The decrease in Royalty income was due primarily to increased capital expenditures and operating costs, lower natural gas liquids prices and lower natural gas liquids production volumes, offset in part by higher natural gas prices and higher natural gas production volumes from the San Juan Basin properties in the first nine months of 2013 compared to the first nine months of 2012. The average price received in the nine months ended September 30, 2013 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.79 per Mcf and $25.46 per barrel, respectively, compared to $1.98 per Mcf and $30.46 per barrel, respectively, during the same period in 2012. Net production attributable to the San Juan Basin Royalty located in New Mexico was 229,223 Mcf of natural gas and 24,769 barrels of natural gas liquids for the nine months ended September 30, 2013 as compared to 267,042 Mcf of natural gas and 33,783 barrels of natural gas liquids for the nine months ended September 30, 2012. Actual production volumes attributable to the San Juan Basin Royalty Properties increased to 525,714 Mcf of natural gas and decreased to 65,671 barrels of natural gas liquids in the nine months ended September 30, 2013 as compared to 521,679 Mcf of natural gas and 70,058 barrels of natural gas liquids for the same period in 2012.

        San Juan—New Mexico capital expenditures were $638,735 during the nine months ended September 30, 2013, an increase of approximately 4% as compared to $612,141 during the nine months ended September 30, 2012. Operating costs were $990,515 during the nine months ended September 30, 2013, an increase of approximately 6% as compared to $938,249 during the nine months ended September 30, 2012.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $439,602 for the nine months ended September 30, 2013, compared to $223,069 during the same period in 2012. The increase in Royalty income was primarily the result of higher natural gas prices and decreased operating costs in the nine months ended September 30, 2013 compared to the same period in 2012. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 174,350 Mcf of natural gas during the nine months ended September 30, 2013 with 126,631 Mcf of natural gas attributable to the Trust during the same period in 2012. The average price received for the nine months ended September 30, 2013 for natural gas sold from the San Juan Basin Colorado Properties was $2.52, compared to $1.76 received during the same period in 2012. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 161,433 Mcf of natural gas for the nine months ended September 30, 2013 as compared to 162,664 Mcf of natural gas for the same period in 2012.

        Operating costs on these properties were $(31,698) for the nine months ended September 30, 2013, a decrease of approximately 151% as compared to $62,469 in the same period in 2012 due primarily to a cost and transportation credit received during the third quarter of 2013.

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

Date: November 12, 2013

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