Form 10-K
period 2013-12-31
MESA ROYALTY TRUST/TX
filed 2014-03-27
CIK 313364

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Registrant's telephone number, including area code: 512-236-6545

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 28, 2013 of $22.75 was approximately $42,396,673.

         As of March 26, 2014, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

ii

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

        The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trust is 512-236-6545. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

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

and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $3,625,454 and $3,781,422 for the years 2013 and 2012, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 26, 2014.

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

        In 2011, the Trustee withheld $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2013, the Trust had $1.0 million for future unknown contingent liabilities and expenses, which is included in cash and short term investments.

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

        The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 512-236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the units.

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

  Additional Tax on Net Investment Income

        For taxable years beginning after December 31, 2012, individuals, estates, and trusts with income above certain thresholds are subject under Section 1411 of the Internal Revenue Code to an additional 3.8% tax—also known as the "Medicare contribution tax"—on their net investment income. Grantor trusts such as Mesa Royalty Trust are not subject to the 3.8% tax; however, the unitholders may be subject to the tax. For these purposes, investment income would generally include certain income derived from investments, such as the royalty income derived from the units and gain realized by a unitholder from a sale of units.

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

        Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as "FATCA"), distributions from the Trust to "foreign financial institutions" and certain other "non-financial foreign entities" may be subject to U.S. withholding taxes. Specifically, certain "withholdable payments" (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

        The Treasury Department has issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust units.

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

Producing Acreage and Wells as of December 31, 2013

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

Hugoton

        The principal property interest conveyed to the Trust accounts was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2020.

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

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2013, the working interest owner had drilled on Trust properties 50 (29.3 net) Fruitland Coal wells, all of which are operated by the working interest owner. Of the wells drilled on Trust properties, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Drilling

        There were no exploratory wells drilled on the Royalty Properties during 2013, 2012 or 2011.

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2013. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, and Moscow. The firm's more than 100 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

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

        Estimates of the gross and net proved reserves, as of December 31, 2013, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate plus natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Pioneer	Red Willow	XTO	Total
Proved Developed
Oil and Natural Gas Liquids, Mbbl	0	253	58	0	1	312
Gas, MMcf	890	2,959	1,020	89	9	4,967
Proved Undeveloped
Oil and Natural Gas Liquids, Mbbl	0	0	0	0	0	0
Gas, MMcf	0	0	0	0	0	0
Total, Proved
Oil and Natural Gas Liquids, Mbbl	0	253	58	0	1	312
Gas, MMcf	890	2,959	1,020	89	9	4,967

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2013, under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Future Net Revenue(1)	2,227	15,076	5,732	228	41	23,304

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	1,317	8,571	3,980	134	29	14,031

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99 for more information.

        The Reserve Report was delivered to the Trustee on February 21, 2014. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$84.69 per bbl; (2) NGL prices—$24.99 per bbl for San Juan properties, $31.98 per bbl for Hugoton properties; and (3) natural gas prices—$2.81 per Mcf for San Juan properties, $3.80 per Mcf for Hugoton properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board ("FASB"). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2013, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 31% of the Royalty income of the Trust during 2013.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2013, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton

Royalty Properties were lower for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 69% of the Royalty income of the Trust during 2013. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

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

Competition

        The production and sale of gas in the Hugoton field and San Juan Basin areas are highly competitive, and the working interest owners' competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin areas. The working interest owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. PNR has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plant. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a small number of distribution companies.

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

        Waste Handling.    The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as "RCRA," and comparable state statutes, regulate the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the Environmental Protection Agency, or the EPA or state agencies. Moreover, in the ordinary course of oil and gas operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.

        Water Discharges.    The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters. The Oil Pollution Act of 1990, or the OPA, as amended, which amends the Clean Water Act, imposes strict liability on owners and operators of facilities that are the site of a release of oil into regulated waters. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. Spill prevention, control and countermeasure requirements under federal or state law may require appropriate operating protocols, including containment berms and similar structures, to help prevent or respond to a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws may require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities.

        Hydraulic Fracturing.    It is customary to recover oil and natural gas from deep shale, tight sand and coal bed formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Conventional hydraulic fracturing techniques are used to increase production in vertical wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in 2014.

        Air Emissions.    The federal Clean Air Act, and comparable state laws, restrict the emission of air pollutants from many sources, including drilling operations and related equipment, and as a result affect oil and natural gas operations. The EPA has also developed, and continues to give attention to, stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and gas operations. Air emissions permits may be required for some oil and gas production operations.

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

        Crude oil prices have been volatile the last several years and, in 2013, ranged from a high of approximately $110.62 to a low of approximately $86.65 The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

        When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

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

        The Trust's source of capital is the Royalty income received from its share of the net proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses. For example, in 2011, the Trustee established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture and withheld approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash reserve was $1.0 million, which reduced net proceeds available to the Trust and distributions to Trust unitholders. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

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

        Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on the 12-month average oil and gas index prices, calculated as the un-weighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

        Please read "Business—Regulation and Prices—Environmental Matters" for more information on the environmental laws and government regulations that may be applicable to the working interest owners' operations.

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

Item 3.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by PNR, ConocoPhillips and BP that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2013 and December 31, 2012, were as follows:

	2013			2012
Quarter	High	Low	Distribution	High	Low	Distribution
First	$25.20	$18.75	$0.5292	$43.50	$36.46	$0.6445
Second	$25.88	$21.16	$0.3505	$39.71	$25.00	$0.4728
Third	$24.09	$21.00	$0.4743	$34.12	$22.93	$0.3696
Fourth	$23.25	$20.08	$0.5040	$27.45	$18.75	$0.4456

        At March 26, 2014, the 1,863,590 units outstanding were held by 703 unitholders of record.

Item 6.    Selected Financial Data.

	2013	2012	2011	2010	2009
Royalty income	$3,625,454	$3,781,422	$6,661,178	$6,686,481	$4,052,357
Distributable income	$3,462,518	$3,601,394	$6,507,541	$6,521,193	$3,844,464
Distributable income per unit	$1.8580	$1.9325	$2.9554	$3.4992	$2.0629
Total assets at year end	$5,669,212	$6,315,203	$7,438,593	$6,948,580	$7,580,604

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

        The Trustee engaged an independent consulting firm to audit revenues, expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR has agreed to pay to the Trust approximately $747,000 for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2012 with regard to payments made by PNR to the Trust under the Conveyance. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. These reviews with respect to payments made by other working interest owners and audits are ongoing. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust.

        In 2011, the Trustee withheld $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2013, the Trust had $1.0 million for future unknown contingent liabilities, which is included in cash and short term investments.

  Financial Review

  Years 2013 and 2012

	Years Ended December 31,
	2013	2012
Royalty income	$3,625,454	$3,781,422
Interest income	107	80,175
General and administrative expenses	(163,043)	(260,203)

Distributable income	$3,462,518	$3,601,394

Distributable income per unit	$1.8580	$1.9325

        The Trust's Royalty income was $3,625,454 in 2013, a decrease of approximately 4% as compared to $3,781,422 in 2012, primarily as a result of lower prices for natural gas and natural gas liquids. The Trust's Interest income in 2013 was $107, a decrease from $80,175 in 2012. In accordance with the Trust

Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and administrative expense decreased to $163,043 in 2013 compared with $260,203 in 2012. The decrease was a result of joint venture auditor costs incurred during 2012 in the Trustee's review of certain information and calculations by the working interest owners that did not recur in 2013.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $1,120,677 in 2013, a decrease of approximately 23%, as compared to $1,447,723 in 2012, primarily due to increased capital expenditures during 2013, offset in part by increases in prices for natural gas and lower operating costs.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $3.79 per Mcf and $31.89 per barrel, respectively, in 2013 as compared to $3.03 per Mcf and $37.99 per barrel, respectively, in 2012. Net production attributable to the Hugoton Royalty was 180,375 Mcf of natural gas and 13,705 barrels of natural gas liquids in 2013 as compared with 274,488 Mcf of natural gas and 16,215 barrels of natural gas liquids in 2012. Actual production volumes attributable to the Hugoton properties were 449,986 Mcf of natural gas and 33,653 barrels of natural gas liquids in 2013 as compared with 519,967 Mcf of natural gas and 30,797 of natural gas liquids in 2012. The decrease in natural gas production for the year ended December 31, 2013 compared to the same period in 2012 is the result of natural production decline.

        The Hugoton capital expenditures were $414,300 for 2013, an increase of greater than 100% as compared to $6,220 for 2012, due to an increase in the drilling activity in 2013 compared to 2012. Operating costs were $1,243,319 during 2013, a decrease of approximately 4% as compared to $1,288,440 during 2012 due to a decrease in labor and supervision costs.

San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,975,826 in 2013 as compared to $2,041,810 in 2012, a decrease of 3%. The decrease in Royalty income was due primarily to decreased natural gas liquids prices in 2013 and an increase in operating costs, offset in part by lower capital expenditures and higher natural gas prices in 2013. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 360,397 Mcf of natural gas and 37,358 barrels of natural gas liquids, oil and condensate in 2013 as compared to 363,314 Mcf of natural gas and 44,195 barrels of natural gas liquids, oil and condensate in 2012. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 719,699 Mcf of natural gas and 87,955 barrels of natural gas liquids, oil and condensate in 2013 as compared with 713,857 Mcf of natural gas and 93,135 barrels of natural gas liquids, oil and condensate in 2012. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $2.81 per Mcf and $25.79 per barrel, respectively, in 2013 compared with $2.02 per Mcf and $29.59 per barrel, respectively, in 2012.

        San Juan—New Mexico capital expenditures were $680,304 during 2013, a decrease of approximately 11% as compared to $761,653 during 2012. The decrease in capital expenditures was due to a decrease in drilling activity. Operating costs were $1,284,775 during 2013, an increase of approximately 1% as compared to $1,268,973 during 2012.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $528,473 in 2013 as compared to $291,889 in 2012. The increase in royalty income was primarily the result of higher natural gas prices received in 2013 and a decrease in operating costs. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 212,362 Mcf of natural gas in 2013 as compared to 167,826 Mcf of natural gas in 2012. The average price received for natural gas from these San Juan Basin properties was $2.49 per Mcf in 2013 as compared with $1.74 per Mcf in 2012. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 208,742 Mcf in 2013 as compared with 216,213 Mcf in 2012. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2013 and 2012. Operating costs were $(8,749) during 2013 compared to $87,717 during 2012. The decrease in operating costs was due to a cost and transportation credit in third quarter of 2013 from BP.

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS

	San Juan
	Hugoton		New Mexico		Colorado				Total
	Natural Gas	Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas		Oil, Condensate and Natural Gas Liquids		Natural Gas	Oil, Condensate and Natural Gas Liquids
Year ended December 31, 2013:
The Trust's proportionate share of—Gross Proceeds(1)	$1,705,696	$1,072,600	$2,020,023	$1,920,882	$519,724		$—		$4,245,443	$2,993,482
Less the Trust's proportionate share of—Capital costs	(261,177)	(153,123)	(347,358)	(332,946)	—		—		(608,535)	(486,069)
Operating costs	(760,897)	(482,422)	(660,246)	(624,529)	8,749		—		(1,412,394)	(1,106,951)

Net Proceeds(2)	$683,622	$437,055	$1,012,419	$963,407	$528,473		$—		$2,224,514	$1,400,462

Royalty Income(2)
Average Sales Price	$3.79	$31.89	$2.81	$25.79	$2.49		$—		$2.95	$27.43

Average Production Costs(3)	$5.67	$46.37	$2.80	$25.63	$.04		$—		$2.68	$31.20
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	180,375	13,705	360,397	37,358	212,362		—		753,134	51,063

Year ended December 31, 2012:
The Trust's proportionate share of—Gross Proceeds(1)	$1,573,087	$1,169,296	$1,443,257	$2,629,179	$379,606		$—		$3,395,950	$3,798,475
Less the Trust's proportionate share of—Capital costs	(3,124)	(3,096)	(255,783)	(505,870)	—		—		(258,907)	(508,966)
Operating costs	(738,265)	(550,175)	(453,445)	(815,528)	(87,717)		—		(1,279,427)	(1,365,703)

Net Proceeds(2)	$831,698	$616,025	$734,029	$1,307,781	$291,889		$—		$1,857,616	$1,923,806

Royalty Income(2)
Average Sales Price	$3.03	$37.99	$2.02	$29.59	$1.74		$—		$2.31	$31.85

Average Production Costs(3)	$2.70	$34.12	$1.95	$29.90	$.52		$—		$1.91	$31.03
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	274,488	16,215	363,314	44,195	167,826		—		805,628	60,410

Year ended December 31, 2011:
The Trust's proportionate share of—Gross Proceeds(1)	$2,421,031	$1,599,620	$2,235,840	$3,095,528	$552,263		$—		$5,209,134	$4,695,148
Less the Trust's proportionate share of—Capital costs	(68,195)	(34,120)	(181,073)	(262,903)	—		—		(249,268)	(297,023)
Operating costs	(743,923)	(482,767)	(548,045)	(775,142)	(86,936)		—		(1,378,904)	(1,257,909)

Net Proceeds(2)	$1,608,913	$1,082,733	$1,506,722	$2,057,483	$465,327		$—		$3,580,962	$3,140,216

Royalty Income(2)(5)	1,608,913	1,082,733	1,506,722	2,057,483	465,327		—		3,580,962	3,140,217
Average Sales Price	$4.28	$51.95	$2.99	$36.46	$2.78		$—		$3.42	$40.63

Average Production Costs(3)	$2.16	$24.80	$1.45	$18.39	$.52		$—		$1.56	$20.12
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	375,914	20,842	503,920	56,439	167,176		—		1,047,010	77,281

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $478 as of December 31, 2013. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2013	2012	2011
Royalty income	$3,625,454	$3,781,422	$6,661,178
Interest income	107	80,175	116
General and administrative expenses	(163,043)	(260,203)	(153,753)

Distributable income	$3,462,518	$3,601,394	$6,507,541

Distributable income per unit	$1.8580	$1.9325	$2.9554

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2013	2012
ASSETS
Cash and short-term investments	$1,939,254	$1,830,390
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(38,768,076)	(38,013,221)

Total assets	$5,669,212	$6,315,203

LIABILITIES AND TRUST CORPUS
Distributions payable	$939,254	$830,390
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	4,729,958	5,484,813

Total liabilities and trust corpus	5,669,212	$6,315,203

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2013	2012	2011
Trust corpus, beginning of year	$5,484,813	$6,086,698	$5,557,747
Distributable income	3,462,518	3,601,394	6,507,541
Distributions to unitholders	(3,462,518)	(3,601,394)	(5,507,541)
Amortization of net overriding royalty interests	(754,855)	(601,885)	(471,049)

Trust corpus, end of year	$4,729,958	$5,484,813	$6,086,698

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

        In 2011, the Trustee withheld $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2013, the Trust had $1.0 million for future unknown contingent liabilities and expenses, which is included in cash and short term investments.

        For the year ended December 31, 2013, The Bank of New York Mellon Trust Company, N.A. was paid fees totaling $338,962 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $300,185.

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

        The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-512-236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements.

(6) Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by PNR, ConocoPhillips and BP that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

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

        The Trust did not receive any Royalty income associated with the San Juan Basin—New Mexico royalty properties operated by XTO Energy Inc. during the fourth quarter of 2013 due to excess production costs incurred during such period. Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—New Mexico properties were approximately $478 as of December 31, 2013. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust.

(8) Tax Assessment

        PNR has advised the Trustee that it received a proposed assessment from the Kansas Department of Revenue on September 10, 2009, for additional tax, penalty and interest of approximately $4.1 million resulting primarily from the settlement of the lawsuit John Steven Alford and Robert Larrabee, individually and on behalf of a Plaintiff Class v. Pioneer Natural Resources USA, Inc. in early 2007. The portion of the tax assessment net to the Trust is approximately $181,000, which could

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(8) Tax Assessment (Continued)

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

(9) Subsequent event

        The Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR has agreed to pay to the Trust approximately $747,000 for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2012 with regard to payments made by PNR to the Trust under the Conveyance.

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2013, 2012, 2011 and 2010 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2013, were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

 ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2009	484,950	6,879,653

Revisions to previous estimates	609,575	8,557,374
Extensions, discoveries and other additions	—	—
Production	(71,778)	(1,063,668)

December 31, 2010	1,022,747	14,373,359

Revisions to previous estimates	(372,684)	(5,330,922)
Extensions, discoveries and other additions	—	—
Production	(77,281)	(1,047,010)

December 31, 2011	572,782	7,995,427

Revisions to previous estimates	(214,445)	(3,175,672)
Extensions, discoveries and other additions	—	—
Production	(60,410)	(805,628)

December 31, 2012	297,927	4,014,127

Revisions to previous estimates	65,023	1,706,076
Extensions, discoveries and other additions	—	—
Production	(51,063)	(753,134)

December 31, 2013	311,887	4,967,069

Proved Developed Reserves:
December 31, 2009	478,913	6,773,482

December 31, 2010	999,350	13,961,912

December 31, 2011	535,742	7,344,057

December 31, 2012	278,984	3,681,019

December 31, 2013	311,887	4,967,069

Proved Undeveloped Reserves:
December 31, 2009	6,037	106,171

December 31, 2010	23,397	411,447

December 31, 2011	37,040	651,370

December 31, 2012	18,942	333,108

December 31, 2013	—	—

•
The Hugoton Royalty represents 19%, 17%, and 26% of the estimated proved oil, condensate and natural gas liquids reserves and 21%, 13%, and 33% of the estimated proved natural gas reserves as of December 31 of 2013, 2012 and 2011, respectively.

•
The December 31, 2013, 2012, 2011 and 2010 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm.

 STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2013	2012	2011
	(In thousands)
The Trust's proportionate share of future gross proceeds	$56,094	$55,638	$102,707
Less the Trust's proportionate share of—Future operating costs	(32,788)	(33,381)	(46,898)
Future capital costs	(1)	(2,057)	(2,673)

Future royalty income	23,305	20,200	53,136
Discount at 10% per annum	(9,274)	(8,494)	(23,199)

Standardized measure of future royalty income from proved oil and gas reserves	$14,031	$11,706	$29,937

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2013	2012	2011
	(In thousands)
Standardized measure at beginning of year	$11,706	$29,937	$44,810

Revisions of previous estimates	8,790	(2,874)	2,594
Net changes in price and production costs	(3,664)	(14,294)	(12,587)
Extensions, discoveries and other additions	—	—	—
Royalty income	(3,625)	(3,781)	(6,661)
Accretion of discount	824	2,718	1,781

Net changes in standardized measure	2,325	(18,231)	(14,873)

Standardized measure at end of year	$14,031	$11,706	$29,937

•
The Hugoton Royalty represents approximately 28% and 22% of the standardized measure of future royalty income for 2013 and 2012, respectively.

•
Standardized measure at December 31, 2013 was calculated using natural gas prices of $3.80 per Mcf for Hugoton properties and $2.81 for the San Juan properties.

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2013:
Royalty income	$1,039,075	$690,404	$917,038	$978,937
Distributable income	$986,131	$653,299	$888,834	$939,254
Distributable income per unit	$.5292	$.3505	$.4743	$.5040
2012:
Royalty income	$1,269,367	$919,695	$737,229	$855,131
Distributable income	$1,201,144	$881,051	$688,809	$830,390
Distributable income per unit	$.6445	$.4728	$.3696	$.4456

Report of Independent Registered Public Accounting Firm

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of Mesa Royalty Trust:

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2013, in conformity with the basis of accounting described in Note 3.

/s/ KPMG LLP

Houston, Texas
March 27, 2014

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

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that with respect to certain annual and quarterly reports on Form 10-K and on Form 10-Q prior to 2011, the Trust did not file its reports in a timely manner due to the Trustee's need to reconcile and verify ownership, calculations of the Trust's interest in proceeds and other information provided by working interest owners. The source of this information is not within the control of the Trustee, and thus the initial information provided to the Trustee and the timely receipt of accurate information for the preparation of these reports was not within scope of the Trustee's disclosure controls and procedures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K for information concerning controls and procedures with respect to the Royalty and information related to the Trustee's review of certain information and calculations by the working interest owners.

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2013.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2013.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2013 and 2012 and fees billed for other services rendered by KPMG LLP.

	2013	2012
Audit fees(1)	$450,000	$475,000
Audit-related fees	—	—
Tax fees(2)	$78,000	$82,245
All other fees	—	—

Total fees	$528,000	$557,245

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements, internal control over financial reporting and reimbursement for travel-related expenses related to the audit and quarterly reviews for the years ended December 31, 2013 and December 31, 2012. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders related to work performed on the taxes, returns and other items billed during 2013 and 2012. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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
March 27, 2014

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)
4(b)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)
4(d)
	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)
4(e)
	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4 (e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Reserve Report from DeGolyer and MacNaughton

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Auditors	Counsel	Transfer Agent and Registrar
KPMG LLP	Andrews Kurth LLP	The Bank of New York Trust Company,
Houston, Texas	Houston, Texas	N.A.
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

  Mesa Royalty Trust
  The Bank of New York Trust Company, N.A.
  Attention: Mike Ulrich
  919 Congress Avenue, Suite 500
  Austin, Texas 78701

This information may also be obtained from: http://mtr.investorhq.businesswire.com/