Form 10-Q
period 2014-03-31
MESA ROYALTY TRUST/TX
filed 2014-05-15
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2014
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

1-512-236-6545
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

         As of May 15, 2014—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Royalty income	$1,244,584	$1,039,075
Interest income	35	41
General and administrative expense	(43,448)	(52,985)

Distributable income	$1,201,171	$986,131

Distributable income per unit	$0.6445	$0.5292

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$2,201,171	$1,939,254
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(38,941,266)	(38,768,076)

Total assets	$5,757,939	$5,669,212

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,201,171	$939,254
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	4,556,768	4,729,958

Total liabilities and trust corpus	$5,757,939	5,669,212

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$4,729,958	$5,484,813
Distributable income	1,201,171	986,131
Distributions to unitholders	(1,201,171)	(986,131)
Amortization of net overriding royalty interest	(173,190)	(232,944)

Trust corpus, end of period	$4,556,768	$5,251,869

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2014, the $1.0 million is included in cash and short term investments.

        For the quarter ended March 31, 2014, the Trustee was paid fees totaling $83,938 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $74,335.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2014 and December 31, 2013, there were $35,630 and $478, respectively, of excess production costs. Excess production costs in the amount of $478 and $478 as of March 31, 2014 and December 31, 2013, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first quarter of 2014 without recovering

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs (Continued)

the $478 excess production costs. The remainder of the excess production costs in the amount of $35,152 as of March 31, 2014 related to the San Juan Basin—Colorado properties operated by BP.

Note 6—Subsequent Events

        By letter dated April 28, 2014, ConocoPhillips notified the Trustee that it became aware of an issue regarding the payment of general and administrative invoices on behalf of the Trust. Specifically, ConocoPhillips was unable to locate documentation to support the reimbursement of expenses attributable to its overriding interest and, as a result, was suspending such payments. For the period ending April 30, 2014, the unpaid amount of such payments by ConocoPhillips was approximately $82,000. The Trustee provided to ConocoPhillips on May 2, 2014, the letter agreement, dated April 30, 1991, whereby Conoco Inc. agreed to assume 33% of the Trustee expenses allocated to the San Juan Properties. ConocoPhillips has informed the Trustee that the letter and the payment of the general and administrative invoices is under review. The Trustee is continuing to evaluate the matter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2014		2013
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,179,464	$845,574	$974,579	$781,108
Less the Trust's proportionate share of:
Capital costs recovered	(34,619)	(29,044)	(40,770)	(46,746)
Operating costs	(461,005)	(290,938)	(354,131)	(274,965)

Net proceeds(2)	$683,840	$525,592	$579,678	$459,397

Royalty income(2)	$718,992	$525,592	$579,678	$459,397

Average sales price	$3.39	$29.96	$2.87	$27.78

Average production costs(3)	$2.34	$18.24	$1.95	$19.45

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	212,247	17,546	202,119	16,537

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $478 as of March 31, 2014 and December 31, 2013. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $35,152 as of March 31, 2014. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

Three Months Ended March 31, 2014 and 2013

Financial Review

	Three Months Ended March 31,
	2014	2013
Royalty income	$1,244,584	$1,039,075
Interest income	35	41
General and administrative expense	(43,448)	(52,985)

Distributable income	$1,201,171	$986,131

Distributable income per unit	$0.6445	$0.5292

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,244,584 in the first quarter of 2014, an increase of approximately 20% as compared to $1,039,075 in the first quarter of 2013, primarily as a result of higher natural gas and natural gas liquids prices and decreased capital expenditures in the first quarter of 2014 as compared to the first quarter of 2013, offset in part by increased operating costs in the first quarter of 2014 compared to the first quarter of 2013.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended March 31, 2014 was $1,201,171, representing $.6445 per unit, compared to $986,131, representing $.5292 per unit, for the quarter ended March 31, 2013. Based on 1,863,590 units outstanding for the quarters ended March 31, 2014 and 2013, respectively, the per unit distributions were as follows:

	2014	2013
January	$.1805	$.1652
February	.2055	.1892
March	.2585	.1748

	$.6445	$.5292

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2014, the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 36% of the Royalty income of the Trust during the first quarter of 2014.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2013 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2014 compared to the first quarter of 2013.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years commencing June 1, 1995. This contract has renewed on a year-to-year basis being effective June 1, 2001. The contract is renewed a year in advance, so PNR extended the contract to June 1, 2015. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. This Gas Transportation Agreement was assigned to Oneok Field Services.

        Royalty income attributable to the Hugoton Royalty increased to $447,710 in the first quarter of 2014 from $362,086 in the first quarter of 2013 primarily due to increases in natural gas and natural gas liquids prices, increases in natural gas and natural gas liquids volumes and reduced operating costs from the Hugoton Royalty Properties, offset in part by increased capital expenditures. The average price received in the first quarter of 2014 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.83 per Mcf and $35.66 per barrel, respectively, as compared to $3.52 per Mcf and $32.27 per barrel, respectively, in the first quarter of 2013. Net production of natural gas attributable to the Hugoton Royalty increased to 67,733 Mcf in the first quarter of 2014 from 61,794 Mcf in the first quarter of 2013. Net production of natural gas liquids attributable to the Hugoton Royalty increased to 5,280 barrels in the first quarter of 2014 from 4,480 barrels in the first quarter. Actual production volumes from the Hugoton properties decreased to 114,655 Mcf of natural gas and increased to 8,915 barrels of natural gas liquids in the first quarter of 2014 as compared to 116,765 Mcf of natural gas and 8,476 barrels of natural gas liquids for the same period in 2013.

        The Hugoton capital expenditures were $8,742 in the first quarter of 2014, as compared to $0 in the first quarter of 2013. The increase in capital expenditures was primarily due to increased drilling activity. Operating costs were $299,836 in the first quarter of 2014, a decrease of approximately 7% as compared to $322,632 in the first quarter of 2013.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $730,296 during the first quarter of 2014 as compared with Royalty income of $589,509 during the first quarter of 2013. This increase in Royalty income was due primarily to an increase in natural gas and natural gas liquids prices and decreased capital expenditures for the first quarter of 2014 compared to the first quarter of 2013, offset in part by increased operating costs during the first quarter of 2014 compared to the first quarter of 2013. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 118,764 Mcf of natural gas and 12,266 barrels of natural gas liquids in the first quarter of 2014, as compared to 104,067 Mcf of natural gas and 12,057 barrels of natural gas liquids in the first quarter of 2013. The average price received in the first quarter of 2014 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $3.31 per Mcf and $27.50 per barrel, respectively, compared to $2.64 per Mcf and $26.11 per barrel during the same period in 2013. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 185,629 Mcf in the first quarter of 2014 from 168,383 Mcf of natural gas for the same period in 2013. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 21,928 barrels in the first quarter of 2014 from 22,632 barrels for the same period in 2013.

        Capital expenditures on these properties were $54,921 in the first quarter of 2014, a decrease of approximately 37% as compared to $87,516 in the first quarter of 2013, primarily due to decreased developmental drilling. Operating costs were $357,448 in the first quarter of 2014, an increase of approximately 30% as compared to $275,051 in the first quarter of 2013 primarily due to increased labor and supervision costs.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $66,578 during the first quarter of 2014, compared to $87,480 during the first quarter of 2013. This decrease in Royalty income was due primarily to increased operating expenses in the first quarter of 2014 compared to the first quarter of 2013, offset in part by an increase in the price received for natural gas in the first quarter of 2014 compared to the first quarter of 2013. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 25,750 Mcf of natural gas during the first quarter of 2014 with 36,258 Mcf of natural gas attributable to the Trust during the first quarter of 2013. The average price received in the first quarter of 2014 for natural gas sold from the San Juan Basin Colorado Properties was $2.59 per Mcf, as compared to average price of $2.41 per Mcf for the first quarter of 2013. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 48,831 Mcf of natural gas in the first quarter of 2014 from 49,261 Mcf of natural gas for the same period in 2013.

        Operating costs on these properties were $94,659 in the first quarter of 2014 as compared to $31,413 in the first quarter of 2013 due primarily to increased labor and supervision costs.

        By letter dated April 28, 2014, ConocoPhillips notified the Trustee that it became aware of an issue regarding the payment of general and administrative invoices on behalf of the Trust. Specifically, ConocoPhillips was unable to locate documentation to support the reimbursement of expenses attributable to its overriding interest and, as a result, was suspending such payments. For the period ending April 30, 2014, the unpaid amount of such payments by ConocoPhillips was approximately

$82,000. Approximately $30,000 of this amount relates to the period ending March 31, 2014. The Trustee provided to ConocoPhillips on May 2, 2014, the letter agreement, dated April 30, 1991, whereby Conoco Inc. agreed to assume 33% of the Trustee expenses allocated to the San Juan Properties. ConocoPhillips has informed the Trustee that the letter and the payment of the general and administrative invoices is under review. The Trustee is continuing to evaluate the matter.

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

        Moreover, government regulations, such as regulation of natural gas transportation and regulation of greenhouse gas and other emissions associated with fossil fuel combustion and price controls, can affect product prices in the long term.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interest owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the working interest owners, along with an outside joint venture auditor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2013 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: May 15, 2014

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