Form 10-Q
period 2014-06-30
MESA ROYALTY TRUST/TX
filed 2014-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2014
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

         As of August 14, 2014—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Royalty income	$2,487,660	$690,404	$3,732,244	$1,729,479
Interest income	—	43	35	84
General and administrative expense	(46,395)	(37,148)	(89,843)	(90,133)

Distributable income	$2,441,265	$653,299	$3,642,436	$1,639,430

Distributable income per unit	$1.3100	$0.3505	$1.9545	$0.8797

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$3,441,265	$1,939,254
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,129,672)	(38,768,076)

Total assets	$6,809,627	$5,669,212

LIABILITIES AND TRUST CORPUS
Distributions payable	$2,441,265	$939,254
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	4,368,362	4,729,958

Total liabilities and trust corpus	$6,809,627	5,669,212

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$4,556,768	$5,251,869	$4,729,958	$5,484,813
Distributable income	2,441,265	653,299	3,642,436	1,639,430
Distributions to unitholders	(2,441,265)	(653,299)	(3,642,436)	(1,639,430)
Amortization of net overriding royalty interest	(188,406)	(154,693)	(361,596)	(387,637)

Trust corpus, end of period	$4,368,362	$5,097,176	$4,368,362	$5,097,176

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of June 30, 2014, the $1.0 million is included in cash and short term investments.

        For the quarter ended June 30, 2014, the Trustee was paid fees totaling $108,288 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $95,900. For year to date June 30, 2014 such fees were $192,226. Reimbursements received for year to date June 30, 2014 were $170,235. For the quarter ended June 30, 2013 and year to date June 30, 2013 trustee fees were $83,938 and $167,876 respectively. Reimbursements received for the quarter ended June 30, 2013 and year to date June 30, 2013 were $74,335 and $148,670 respectively.

        The Trust's distributable income for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2014 and December 31, 2013, there were $478 and $478, respectively, of excess production costs. Excess production costs in the amount of $478 and $478 as of June 30, 2014 and December 31, 2013, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2014 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $35,152 as of March 31, 2014 related to the San Juan Basin—Colorado properties operated by BP were recovered during the quarter ended June 30, 2014.

Note 6—Subsequent Events

        On August 4, 2014, Pioneer announced that it has entered into a purchase and sale agreement to sell all of its assets in the Hugoton field in Kansas to Linn Energy, LLC. The transaction has an effective date of July 1, 2014, and is expected to close by the end of the third quarter of 2014. The assets being sold represent all of Pioneer's interests in the field, including all of its producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. Accordingly, Linn Energy, LLC is expected to become the operator of the Hugoton Royalty Properties following the closing of this transaction.

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

        On August 4, 2014, Pioneer announced that it has entered into a purchase and sale agreement to sell all of its assets in the Hugoton field in Kansas to Linn Energy, LLC. The transaction has an effective date of July 1, 2014, and is expected to close by the end of the third quarter of 2014. The assets being sold represent all of Pioneer's interests in the field, including all of its producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. Accordingly, Linn Energy, LLC is expected to become the operator of the Hugoton Royalty Properties following the closing of this transaction.

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

	Three Months Ended June 30,
	2014		2013
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,591,566	$855,702	$1,031,168	$741,319
Less the Trust's proportionate share of:
Capital costs recovered	(43,824)	(28,440)	(179,816)	(182,518)
Operating costs	(485,663)	(248,124)	(407,539)	(312,210)

Net proceeds(2)	$1,062,079	$579,138	$443,813	$246,591

Royalty income(2)	$1,026,927	$579,138	$443,813	$246,591

Average sales price	$4.47	$29.99	$2.98	$28.91

Average production costs(3)	$2.31	$14.32	$3.94	$58.00

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	229,537	19,313	148,941	8,529

	Six Months Ended June 30,
	2014		2013
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$2,771,030	$1,701,276	$2,005,747	$1,522,427
Less the Trust's proportionate share of:
Capital costs recovered	(78,443)	(57,484)	(220,586)	(229,264)
Operating costs	(946,668)	(539,062)	(761,670)	(587,175)

Net proceeds(2)	1,745,919	1,104,730	1,023,491	705,988

Royalty income(2)	1,745,919	1,104,730	1,023,491	705,988

Average sales price	$3.94	$29.85	$2.95	$27.98

Average production costs(3)	$2.32	$16.12	$2.84	$32.36

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	442,705	37,011	346,377	25,227

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively. The Trust's gross proceeds for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $478 as of June 30, 2014 and December 31, 2013. Excess production costs of $35,152 related to the San Juan Basin—Colorado properties operated by BP were recovered during the quarter ended June 30, 2014 and are $0 as of June 30, 2014. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

Three Months Ended June 30, 2014 and 2013

Financial Review

	Three Months Ended June 30,
	2014	2013
Royalty income	$2,487,660	$690,404
Interest income	—	43
General and administrative expense	(46,395)	(37,148)

Distributable income	$2,441,265	$653,299

Distributable income per unit	$1.3100	$0.3505

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $2,487,660 in the second quarter of 2014, an increase of approximately 260% as compared to $690,404 in the second quarter of 2013, primarily as a result of higher natural gas and natural gas liquids prices, decreased capital expenditures and increased natural gas and natural gas liquids volumes in the second quarter of 2014 as compared to the second quarter of 2013, offset in part by higher operating costs in the second quarter of 2014 compared to the second quarter of 2013. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended June 30, 2014 was $2,441,265, representing $1.3100 per unit, compared to $653,299, representing $0.3505 per unit, for the quarter ended June 30, 2013. Based on 1,863,590 units outstanding for the quarters ended June 30, 2014 and 2013, respectively, the per unit distributions were as follows:

	2014	2013
April	$.7513	$.1801
May	.2836	.0565
June	.2751	.1139

	$1.3100	$0.3505

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of June 30, 2014, the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 38% of the Royalty income of the Trust during the second quarter of 2014.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2013 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the second quarter of 2014 compared to the second quarter of 2013.

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

        The Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

        Royalty income attributable to the Hugoton Royalty increased to $1,486,567 in the second quarter of 2014 from $347,058 in the second quarter of 2013 primarily due to the settlement discussed above, increases in natural gas and natural gas liquids prices, increases in natural gas and natural gas liquids volumes and reduced operating costs from the Hugoton Royalty Properties, offset in part by increased capital expenditures. The average price received in the second quarter of 2014 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $5.19 per Mcf and $43.98 per barrel, respectively, as compared to $3.65 per Mcf and $31.22 per barrel, respectively, in the second quarter of 2013. Net production of natural gas attributable to the Hugoton Royalty increased to 75,141 Mcf in the second quarter of 2014 from 57,339 Mcf in the second quarter of 2013. Net production of natural gas liquids attributable to the Hugoton Royalty increased to 4,888 barrels in the second quarter of 2014 from 4,413 barrels in the second quarter of 2013. Actual production volumes from the Hugoton properties increased to 114,331 Mcf of natural gas and decreased to 7,424 barrels of natural gas liquids in the second quarter of 2014 as compared to 108,565 Mcf of natural gas and 8,352 barrels of natural gas liquids for the same period in 2013. The increase in natural gas volumes and decrease in natural gas liquids volumes was due primarily to changes in plant recoveries during the second quarter of 2014 compared with the second quarter of 2013.

        The Hugoton capital expenditures were $10,419 in the second quarter of 2014, as compared to $0 in the second quarter of 2013. Operating costs were $303,872 in the second quarter of 2014, a decrease of approximately 2% as compared to $309,069 in the second quarter of 2013.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $937,512 during the second quarter of 2014 as compared with Royalty income of $218,210 during the second quarter of 2013. This increase in Royalty income was due primarily to an increase in natural gas and natural gas liquids prices, increased production of natural gas, decreased capital expenditures and decreased operating costs for the second quarter of 2014 compared to the second quarter of 2013. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 136,885 Mcf of natural gas and 14,425 barrels of natural gas liquids in the second quarter of 2014, as compared to 38,518 Mcf of natural gas and 4,116 barrels of natural gas liquids in the second quarter of 2013. The average price received in the second quarter of 2014 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $4.19 per Mcf and $25.24 per barrel, respectively, compared to $2.84 per Mcf and $26.44 per barrel during the same period in 2013. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 198,029 Mcf in the second quarter of 2014 from 167,520 Mcf of natural gas for the same period in 2013. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 22,566 barrels in the second quarter of 2014 from 21,941 barrels for the same period in 2013.

        Capital expenditures on these properties were $61,845 in the second quarter of 2014, a decrease of approximately 83% as compared to $362,334 in the second quarter of 2013, primarily due to decreased developmental drilling. Operating costs were $359,640 in the second quarter of 2014, a decrease of approximately 4% as compared to $375,798 in the second quarter of 2013.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $63,581 during the second quarter of 2014, compared to $125,136 during the second quarter of 2013. This decrease in Royalty income was due primarily to increased operating costs and decreased natural gas production in the second quarter of 2014 compared to the second quarter of 2013, offset in part by an increase in the price received for natural gas in the second quarter of 2014 compared to the second quarter of 2013. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 17,512 Mcf of natural gas during the second quarter of 2014 with 53,083 Mcf of natural gas attributable to the Trust during the second quarter of 2013. The average price received in the second quarter of 2014 for natural gas sold from the San Juan Basin Colorado Properties was $3.63 per Mcf, as compared to average price of $2.36 per Mcf for the second quarter of 2013. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 46,654 Mcf of natural gas in the second quarter of 2014 from 67,806 Mcf of natural gas for the same period in 2013.

        Operating costs on these properties were $70,275 in the second quarter of 2014 as compared to $34,882 in the second quarter of 2013 due primarily to increased labor and supervision costs.

        By letter dated April 28, 2014, ConocoPhillips notified the Trustee that it became aware of an issue regarding the payment of general and administrative invoices on behalf of the Trust. Specifically, ConocoPhillips was unable to locate documentation to support the reimbursement of expenses attributable to its overriding interest and, as a result, was suspending such payments. The Trustee provided to ConocoPhillips on May 2, 2014, the letter agreement, dated April 30, 1991, whereby Conoco Inc. agreed to assume 33% of the Trustee expenses allocated to the San Juan Properties and the matter was subsequently resolved. For the three months ended June 30, 2014, the amount of such payments by ConocoPhillips was approximately $111,000.

Six Months Ended June 30, 2014 and 2013

Financial Review

	Six Months Ended June 30,
	2014	2013
Royalty income	$3,732,244	$1,729,479
Interest income	35	84
General and administrative expense	(89,843)	(90,133)

Distributable income	$3,642,436	$1,639,430

Distributable income per unit	$1.9545	$0.8797

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $3,732,244 for the six months ended June 30, 2014, an increase of approximately 116% as compared to $1,729,479 for the six months ended June 30, 2013, primarily as a result of increased natural gas and natural gas liquids prices and production volumes and lower capital expenditures, offset in part by increased operating costs in the first six months of 2014 as compared to the first six months of 2013. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2014 was $3,642,436, representing $1.9545 per unit, compared to $1,639,430, representing $0.8797 per unit, for the six months ended June 30, 2013.

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of June 30, 2014 the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 37% of the Royalty income of the Trust during the six months ended June 30, 2014.

        Royalty income attributable to the Hugoton Royalty Properties increased to $1,934,277 for the six months ended June 30, 2014 from $709,144 for the same period in 2013 primarily due to higher prices for natural gas and natural gas liquids, increased natural gas and natural gas liquids production volumes and lower operating costs, offset in part by an increase in capital expenditures from the Hugoton Royalty Properties in the first six months of 2014 compared to the first six months of 2013. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The average price received in the first six months of 2014 for natural gas and natural gas liquids sold from the Hugoton field was $4.51 per Mcf and $39.44 per barrel, respectively, compared to $3.58 per Mcf and $31.75 per barrel, respectively, during the same period in 2013. Net production attributable to the Hugoton Royalty Properties increased to 143,991 Mcf of natural gas and 10,225 barrels of natural gas liquids for the six months ended June 30, 2014 as compared to 119,219 Mcf of natural gas and 8,893 barrels of natural gas liquids for the six months ended June 30, 2013. Actual production volumes attributable to the Hugoton Royalty Properties increased to 228,986 Mcf of natural gas and decreased to 16,339 barrels of natural gas liquids in the six months ended June 30, 2014 as compared to 225,330 Mcf of natural gas and 16,828 barrels of natural gas liquids for the same period in 2013. The increase in natural gas volumes and decrease in natural gas liquids volumes was due primarily to changes in plant recoveries during the second quarter of 2014 compared with the second quarter of 2013.

        Capital expenditures on these properties were $19,161 during the six months ended June 30, 2014, an increase of approximately 100% as compared to $0 during the six months ended June 30, 2013. Operating costs were $603,708 during the six months ended June 30, 2014, a decrease of approximately 4% as compared to $631,701 during the six months ended June 30, 2013.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $1,667,808 for the first six months of 2014 compared to $807,719 for the first six months of 2013. The increase in Royalty income was due primarily to reduced capital expenditures, increased natural gas and natural gas natural gas liquids prices and higher production volumes, offset in part by increased operating costs in the first six months of 2014 from the San Juan Basin properties compared to the same period in 2013. The average price received in the six months ended June 30, 2014 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.77 per Mcf and $26.19 per barrel, respectively, compared to $2.74 per Mcf and $25.94 per barrel, respectively, during the same period in 2013. Net production attributable to the San Juan Basin Royalty located in New Mexico was 256,609 Mcf of natural gas and 26,786 barrels of natural gas liquids for the six months ended June 30, 2014 as compared to 140,186 Mcf of natural gas and 16,335 barrels of natural gas liquids for the six months ended June 30, 2013. Actual production volumes attributable to the San Juan Basin Royalty Properties increased to 383,658 Mcf of natural gas and decreased to 44,494 barrels of natural gas liquids in the six months ended June 30, 2014 as compared to 335,903 Mcf of natural gas and 44,573 barrels of natural gas liquids for the same period in 2013.

        San Juan-New Mexico capital expenditures were $116,766 during the six months ended June 30, 2014, a decrease of approximately 74% as compared to $449,850 during the six months ended June 30, 2013. This decrease is due to decreased developmental drilling activity during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. Operating costs were $717,088 during the six months ended June 30, 2014, an increase of approximately 10% as compared to $650,849 during the six months ended June 30, 2013. The increase in operating costs is due primarily to small increases primarily due to surface maintenance across the majority of the properties.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $130,159 for the six months ended June 30, 2014, compared to $212,616 during the same period in 2013. The decrease in Royalty income was primarily the result of increased operating costs and decreased natural gas production, offset in part by higher natural gas prices in the six months ended June 30, 2014 compared to the same period in 2013. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 42,106 Mcf of natural gas during the six months ended June 30, 2014 with 86,972 Mcf of natural gas attributable to the Trust during the same period in 2013. The average price received for the six months ended June 30, 2014 for natural gas sold from the San Juan Basin Colorado Properties was $3.09 per Mcf, compared to $2.44 per Mcf received during the same period in 2013. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 95,485 Mcf of natural gas for the six months ended June 30, 2014 as compared to 114,067 Mcf of natural gas for the same period in 2013.

        Operating costs on these properties were $164,934 for the six months ended June 30, 2014, an increase of approximately 149% as compared to $66,295 in the same period in 2013 due primarily to increased labor and supervision costs.

        By letter dated April 28, 2014, ConocoPhillips notified the Trustee that it became aware of an issue regarding the payment of general and administrative invoices on behalf of the Trust. Specifically, ConocoPhillips was unable to locate documentation to support the reimbursement of expenses attributable to its overriding interest and, as a result, was suspending such payments. The Trustee provided to ConocoPhillips on May 2, 2014, the letter agreement, dated April 30, 1991, whereby Conoco Inc. agreed to assume 33% of the Trustee expenses allocated to the San Juan Properties and the matter was subsequently resolved. For the six months ended June 30, 2014, the amount of such payments by ConocoPhillips was approximately $141,000.

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

Date: August 14, 2014

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