Form 10-Q
period 2014-09-30
MESA ROYALTY TRUST/TX
filed 2014-11-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2014
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

        As of November 14, 2014—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Royalty income	$1,810,554	$917,038	$5,542,798	$2,646,517
Interest income	—	23	35	107
General and administrative expense	(36,556)	(33,227)	(126,399)	(123,360)

Distributable income	$1,773,998	$883,834	$5,416,434	$2,523,264

Distributable income per unit	$0.9519	$0.4743	$2.9065	$1.3540

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$2,773,998	$1,939,254
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,377,833)	(38,768,076)

Total assets	$5,894,199	$5,669,212

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,773,998	$939,254
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	4,120,201	4,729,958

Total liabilities and trust corpus	$5,894,199	5,669,212

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$4,368,362	$5,097,176	$4,729,958	$5,484,813
Distributable income	1,773,998	883,834	5,416,434	2,523,264
Distributions to unitholders	(1,773,998)	(883,834)	(5,416,434)	(2,523,264)
Amortization of net overriding royalty interest	(248,161)	(211,041)	(609,757)	(598,678)

Trust corpus, end of period	$4,120,201	$4,886,135	$4,120,201	$4,886,135

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

        On July 18, 2014, PNR entered into a purchase and sale agreement to sell all of its assets in the Hugoton field in Kansas to Linn Energy Holdings, LLC ("Linn"). The transaction closed on September 11, 2014 (the "Purchase Agreement"). The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR will continue to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Linn has the option under the Transition Services Agreement to extend the term of the agreement through January 31, 2015. Upon expiration of the Transition Services Agreement, we expect Linn will act as operator of the Hugoton Royalty Properties.

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of September 30, 2014, the $1.0 million is included in cash and short term investments.

        For the quarter ended September 30, 2014, the Trustee was paid fees totaling $108,288 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $95,900. For the nine months ended September 30, 2014 such fees were $300,514. Reimbursements received for the nine months ended September 30, 2014 were $266,135. For the quarter ended September 30, 2013 and the nine months ended September 30, 2013 trustee fees were $85,636 and $253,512, respectively. Reimbursements received for the quarter ended September 30, 2013 and nine months ended September 30, 2013 were $75,839 and $224,509, respectively.

        The Trustee engages an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of these audits, the Trust's distributable income for the month of

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

September included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of audit adjustments related to prior periods. Amounts received from PNR and BP for the nine months ended September 30, 2014 were $934,463 and $369,585, respectively.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

          (d)   Amortization of the Royalty is computed on a unit-of- production basis and is charged directly to trust corpus since such amount does not affect distributable income; and

          (e)   Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such later date as the Trustee determines is required to comply with applicable law or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of September 30, 2014 and December 31, 2013, there were $478 and $478, respectively, of excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first, second and third quarters of 2014 without recovering the $478 excess production costs.

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

        On July 18, 2014, PNR announced that it has entered into a purchase and sale agreement to sell all of its assets in the Hugoton field in Kansas to Linn Energy Holdings, LLC ("Linn"). The transaction closed on September 11, 2014 (the "Purchase Agreement"). The assets sold to Linn included, among other things, all of its Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR will continue to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Linn has the option under the Transition Services Agreement to extend the term of the agreement through January 31, 2015. Upon expiration of the Transition Services Agreement, we expect Linn will act as operator of the Hugoton Royalty Properties.

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

	Three Months Ended September 30,
	2014		2013
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,759,879	$708,001	$1,153,740	$692,864
Less the Trust's proportionate share of:
Capital costs recovered	(26,982)	(15,553)	(242,229)	(154,038)
Operating costs	(432,186)	(225,473)	(280,946)	(252,353)

Net proceeds(2)	$1,300,711	$466,975	$630,565	$286,473

Royalty income(2)	$1,300,711	$466,975	$630,565	$286,473

Average sales price	$3.79	$25.03	$3.05	$25.84

Average production costs(3)	$1.34	$12.92	$2.53	$36.66

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	343,029	18,657	206,497	11,085

	Nine Months Ended September 30,
	2014		2013
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$4,530,909	$2,409,277	$3,159,487	$2,215,291
Less the Trust's proportionate share of:
Capital costs recovered	(105,425)	(73,037)	(462,815)	(383,302)
Operating costs	(1,378,854)	(764,535)	(1,042,616)	(839,528)

Net proceeds(2)	3,046,630	1,571,705	1,654,056	992,461

Royalty income(2)	3,046,630	1,571,705	1,654,056	992,461

Average sales price	$3.86	$28.27	$2.98	$27.31

Average production costs(3)	$1.88	$15.07	$2.71	$33.65

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	788,508	55,590	554,877	36,341

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively. The Trust's gross proceeds for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust's gross proceeds for the month of September 2014 included $52,868 from PNR. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. The trust's gross proceeds above for the month of September included $369,585 from BP. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $478 as of September 30, 2014 and December 31, 2013. Excess production costs of $35,152 related to the San Juan Basin—Colorado properties operated by BP were recovered during the quarter ended June 30, 2014 and are $0 as of September 30, 2014. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

(4)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received. These volumes include audit adjustment amounts from BP related to prior periods.

Three Months Ended September 30, 2014 and 2013

Financial Review

	Three Months Ended September 30,
	2014	2013
Royalty income	$1,810,554	$917,038
Interest income	—	23
General and administrative expense	(36,556)	(33,227)

Distributable income	$1,773,998	$883,834

Distributable income per unit	$0.9519	$0.4743

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,810,554 in the third quarter of 2014, an increase of approximately 97% as compared to $917,038 in the third quarter of 2013, primarily as a result of higher natural gas prices, decreased capital expenditures and increased natural gas and natural gas liquids volumes, in the third quarter of 2014 as compared to the third quarter of 2013, partially offset in part by higher operating costs and lower natural gas liquids prices in the third quarter of 2014 compared to the third quarter of 2013. In addition, the Trust income distribution for the month of September 2014 included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any). Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 2014 was $1,773,998, representing $0.9519 per unit, compared to $883,834, representing $0.4743 per unit, for the quarter ended September 30, 2013. Based on 1,863,590 units outstanding for the quarters ended September 30, 2014 and 2013, respectively, the per unit distributions were as follows:

	2014	2013
July	$0.2199	$0.1064
August	0.2717	0.2294
September	0.4603	0.1385

	$0.9519	$0.4743

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of September 30, 2014, the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 30% of the Royalty income of the Trust during the third quarter of 2014.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2014 to date and during 2013 the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the third quarter of 2014 compared to the third quarter of 2013.

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

        The Trust income distribution for the month of September 2014 included $52,868. PNR advised the Trust that such amount represents the Trust's share of an audit settlement completed regarding the Satanta plant.

        Royalty income attributable to the Hugoton Royalty increased to $599,284 in the third quarter of 2014 from $227,542 in the third quarter of 2013 due to the settlement discussed above, increases in natural gas and natural gas liquids prices, increases in natural gas and natural gas liquids volumes and reduced capital expenditures from the Hugoton Royalty Properties. The average price received in the third quarter of 2014 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.79 per Mcf and $34.15 per barrel, respectively, as compared to $4.24 per Mcf and $30.27 per barrel, respectively, in the third quarter of 2013. Net production of natural gas attributable to the Hugoton Royalty increased to 72,886 Mcf in the third quarter of 2014 from 34,942 Mcf in the third quarter of 2013. Net production of natural gas liquids attributable to the Hugoton Royalty increased to 5,777 barrels in the third quarter of 2014 from 2,623 barrels in the third quarter of 2013. Actual production volumes from the Hugoton properties increased to 113,184 Mcf of natural gas and 8,970 barrels of natural gas liquids in the third quarter of 2014 as compared to 112,262 Mcf of natural gas and 8,274 barrels of natural gas liquids for the same period in 2013. The increase in natural gas volumes and natural gas liquids volumes was due primarily to changes in plant recoveries during the third quarter of 2014 compared with the third quarter of 2013.

        The Hugoton capital expenditures were $3,472 in the third quarter of 2014, as compared to $207,382 in the third quarter of 2013, a decrease of approximately 98% due to reduced development drilling. Operating costs were $297,941 in the third quarter of 2014, an increase of approximately 2% as compared to $291,626 in the third quarter of 2013.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $738,626 during the third quarter of 2014 as compared with Royalty income of $462,510 during the third quarter of 2013. This increase in Royalty income was due primarily to decreased capital expenditures and decreased operating costs, an increase in natural gas prices and natural gas and natural gas liquids volumes, offset in part by a decrease in natural gas liquids prices for the third quarter of 2014 compared to the third quarter of 2013. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 126,053 Mcf of natural gas and 12,880 barrels of natural gas liquids in the third quarter of 2014, as compared to 88,382 Mcf of natural gas and 8,463 barrels of natural gas liquids in the third quarter of 2013. The average price received in the third quarter of 2014 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $3.72 per Mcf and $20.94 per barrel, respectively, compared to $2.89 per Mcf and $24.47 per barrel during the same period in 2013. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 187,907 Mcf in the third quarter of 2014 from 189,811 Mcf of natural gas for the same period in 2013. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 21,169 barrels in the third quarter of 2014 from 21,098 barrels for the same period in 2013.

        Capital expenditures on these properties were $39,063 in the third quarter of 2014, a decrease of approximately 79% as compared to $188,885 in the third quarter of 2013, primarily due to decreased developmental drilling. Operating costs were $322,789 in the third quarter of 2014, a decrease of approximately 5% as compared to $339,666 in the third quarter of 2013.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $482,644 during the third quarter of 2014, compared to $226,986 during the third quarter of 2013. This increase in Royalty income was due primarily to increased natural gas prices and natural gas production volumes in the third quarter of 2014 compared to the third quarter of 2013, offset in part by increased operating costs in the third quarter of 2014 compared to the third quarter of 2013. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 144,089 Mcf of natural gas during the third quarter of 2014 with 83,173 Mcf of natural gas attributable to the Trust during the third quarter of 2013. The average price received in the third quarter of 2014 for natural gas sold from the San Juan Basin Colorado Properties was $3.35 per Mcf, as compared to average price of $2.73 per Mcf for the third quarter of 2013. Actual production volumes attributable to the San Juan Basin Colorado

Properties increased to 155,308 Mcf of natural gas in the third quarter of 2014 from 47,366 Mcf of natural gas for the same period in 2013.

        Operating costs on these properties were $36,929 in the third quarter of 2014 as compared to $(97,993) in the third quarter of 2013. The increase in operating costs was due primarily to a cost and transportation credit of $117,450 in the third quarter of 2013 from BP.

        In connection with the Purchase Agreement, PNR and Linn entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR will continue to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Linn has the option under the Transition Services Agreement to extend the term of the agreement through January 31, 2015. Upon expiration of the Transition Services Agreement, we expect Linn will act as operator of the Hugoton Royalty Properties.

Nine Months Ended September 30, 2014 and 2013

Financial Review

	Nine Months Ended September 30,
	2014	2013
Royalty income	$5,542,798	$2,646,517
Interest income	35	107
General and administrative expense	(126,399)	(123,360)

Distributable income	$5,416,434	$2,523,264

Distributable income per unit	$2.9065	$1.3540

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $5,542,798 for the nine months ended September 30, 2014, an increase of approximately 109% as compared to $2,646,517 for the nine months ended September 30, 2013, primarily as a result of increased natural gas and natural gas liquids prices, increased production volumes and lower capital expenditures, offset in part by increased operating costs in the first nine months of 2014 as compared to the first nine months of 2013. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to related to prior periods. Amounts received from PNR and BP for the nine months ended September 30, 2014 were $934,463 and $369,585, respectively.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution.

Trust administration expenses are deducted in the computation of distributable income. Distributable income for the nine months ended September 30, 2014 was $5,416,434, representing $2.9065 per unit, compared to $2,523,264, representing $1.3540 per unit, for the nine months ended September 30, 2013.

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of September 30, 2014 the $1.0 million is included in cash and short term investments.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 29% of the Royalty income of the Trust during the nine months ended September 30, 2014.

        Royalty income attributable to the Hugoton Royalty Properties increased to $2,533,561 for the nine months ended September 30, 2014 from $936,686 for the same period in 2013 primarily due to higher prices for natural gas and natural gas liquids, increased natural gas and natural gas liquids production volumes and lower capital expenditures and operating costs from the Hugoton Royalty Properties in the first nine months of 2014 compared to the first nine months of 2013. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust income distribution for the month of September 2014 also included $52,868. PNR advised the Trustee that such amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. The average price received in the first nine months of 2014 for natural gas and natural gas liquids sold from the Hugoton field was $4.60 per Mcf and $37.56 per barrel, respectively, compared to $3.80 per Mcf and $31.26 per barrel, respectively, during the same period in 2013. Net production attributable to the Hugoton Royalty Properties increased to 217,071 Mcf of natural gas and 15,990 barrels of natural gas liquids for the nine months ended September 30, 2014 as compared to 151,304 Mcf of natural gas and 11,572 barrels of natural gas liquids for the nine months ended September 30, 2013. Actual production volumes attributable to the Hugoton Royalty Properties increased to 342,170 Mcf of natural gas and 25,309 barrels of natural gas liquids in the nine months ended September 30, 2014 as compared to 337,592 Mcf of natural gas and 25,102 barrels of natural gas liquids for the same period in 2013. The increase in natural gas volumes and natural gas liquids volumes was due primarily to changes in plant recoveries during the third quarter of 2014 compared with the third quarter of 2013.

        Capital expenditures on these properties were $22,633 during the nine months ended September 30, 2014, a decrease of approximately 89% as compared to $207,382 during the nine months ended September 30, 2013 due to a reduction in development drilling. Operating costs were $901,649 during the nine months ended September 30, 2014, a decrease of approximately 2% as compared to $923,327 during the nine months ended September 30, 2013.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $2,406,434 for the first nine months of 2014 compared to $1,270,229 for the first nine months of 2013. The increase in Royalty income was due primarily to reduced capital expenditures, increased natural gas prices and higher production volumes, offset in part by increased operating costs and lower natural gas liquids prices in the first nine months of 2014 from the San Juan Basin properties compared to the same period in 2013. The average price received in the nine months ended September 30, 2014 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $3.75 per Mcf and $24.52 per barrel, respectively, compared to $2.79 per Mcf and $25.46 per barrel, respectively, during the same period in 2013. Net production attributable to the San Juan Basin Royalty located in New Mexico was 382,828 Mcf of natural gas and 39,600 barrels of natural gas liquids for the nine months ended September 30, 2014 as compared to 229,223 Mcf of natural gas and 24,769 barrels of natural gas liquids for nine months ended September 30, 2013. Actual production volumes attributable to the San Juan Basin Royalty Properties increased to 571,565 Mcf of natural gas and decreased to 65,663 barrels of natural gas liquids in the nine months ended September 30, 2014 as compared to 525,714 Mcf of natural gas and 65,671 barrels of natural gas liquids for the same period in 2013.

        San Juan-New Mexico capital expenditures were $155,829 during the nine months ended September 30, 2014, a decrease of approximately 76% as compared to $638,735 during the nine months ended September 30, 2013. This decrease is due to decreased developmental drilling activity during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. Operating costs were $1,039,877 during the nine months ended September 30, 2014, an increase of approximately 5% as compared to $990,515 during the nine months ended September 30, 2013. The increase in operating costs is due primarily to small increases primarily due to surface maintenance across the majority of the properties.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $612,803 for the nine months ended September 30, 2014, when compared to $439,602 during the same period in 2013. The Trust income distribution for the month of September 2014 included $369,585 from BP. BP advised the Trustee that $369,585 amount includes the Trust's share of an audit adjustment related to related to prior periods. The increase in Royalty income was primarily the result of increased natural gas prices and production volumes, offset in part by an increase in operating costs in the nine months ended September 30, 2014 compared to the same period in 2013. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 188,610 Mcf of natural gas during the nine months ended September 30, 2014 with 174,350 Mcf of natural gas attributable to the Trust during the same period in 2013. The average price received for the nine months ended September 30, 2014 for natural gas sold from the San Juan Basin Colorado Properties was $3.25 per Mcf, compared to $2.52 per Mcf received during the same period in 2013. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 250,793 Mcf of natural gas for the nine months ended September 30, 2014 as compared to 161,433 Mcf of natural gas for the same period in 2013.

        Operating costs on these properties were $201,863 for the nine months ended September 30, 2014, an increase of approximately 737% as compared to $(31,698) in the same period in 2013. The increase in operating costs was due primarily to a cost and transportation credit of $117,450 in the third quarter of 2013 from BP.

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

Date: November 14, 2014

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