Form 10-K
period 2014-12-31
MESA ROYALTY TRUST/TX
filed 2015-03-31
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2014 of $34.04 was approximately $63,436,604.

         As of March 31, 2015, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

        On July 18, 2014, PNR entered into a purchase and sale agreement (the "Purchase Agreement") to sell all of its assets in the Hugoton field in Kansas to Linn Energy Holdings, LLC ("Linn"). The transaction closed on September 11, 2014. The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

        The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval by the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $6,692,021 and $3,625,454 for the years 2014 and 2013, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 31, 2015.

Distributions

        The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") consists of the cash received from the Royalty during such month less the obligations of the Trust paid during such month, adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date"), which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, under the Trust Indenture the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year distributes to each person who was a unitholder of record on one or more of the immediately preceding three Monthly Record Dates, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1 1/2% below the prime rate charged by The Bank of New York Mellon Trust Company, N.A., successor from JPMorgan Chase Bank, N.A., (as the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association) or the interest rate which The Bank of New York Mellon Trust Company, N.A., pays in the normal course of business on amounts placed with it, whichever is greater. Interest income may vary significantly across different payment dates.

        In 2011, the Trustee withheld $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2014, the Trust had $1.0 million for future unknown contingent liabilities and expenses, which is included in cash and short term investments.

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

  Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a rate of 28%. Backup withholding will not normally apply to distributions to a unitholder, however, unless the unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the unitholder is incorrect.

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

  Additional Tax on Net Investment Income

        Individuals, estates, and trusts with income above certain thresholds are subject under Section 1411 of the Code to an additional 3.8% tax—also known as the Net Investment Income Tax ("NIIT")—on their net investment income. Grantor trusts such as Mesa Royalty Trust are not subject to the NIIT; however, the unitholders may be subject to the tax. For these purposes, investment income would generally include certain income derived from investments, such as the royalty income derived from the units and gain realized by a unitholder from a sale of units.

  Non-U.S. Unitholders

        In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income (without taking into account any deductions, such as depletion) produced by the Royalty at a rate equal to 30% or, if applicable, at a lower treaty rate. This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code or pursuant to any similar provisions of applicable treaties. Upon making this election, a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim these deductions. This election once made is irrevocable unless an applicable treaty allows the election to be made annually.

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

        The Treasury Department has issued guidance providing that the FATCA withholding rules described above will generally apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust units.

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

Producing Acreage and Wells as of December 31, 2014

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

Hugoton

        The principal property interest conveyed to the Trust accounts was carved out of PNR's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2039.

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

San Juan Basin Fruitland Coal Drilling

        In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres and 25,400 net acres with Fruitland Coal potential. The working interest owner has advised the Trust that, as of December 31, 2014, the working interest owner had drilled 50 (29.3 net) Fruitland Coal wells on Trust properties, all of which are operated by the working interest owner. Of the wells drilled on Trust properties, 49 (34.8 net) are currently producing at a combined rate of 35 (16.1 net) MMcf per day.

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

Drilling

        There were no exploratory wells drilled on the Royalty Properties during 2014, 2013 or 2012.

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2014. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, Moscow and Algiers. The firm's more than 100 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

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

        Estimates of the gross and net proved reserves, as of December 31, 2014, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate plus natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Linn	Red Willow	XTO	Total
Proved Developed
Oil and Natural Gas Liquids, Mbbl	0	329	68	0	1	398
Gas, MMcf	918	3,986	1,191	97	12	6,204
Proved Undeveloped
Oil and Natural Gas Liquids, Mbbl	0	0	0	0	0	0
Gas, MMcf	0	0	0	0	0	0
Total, Proved
Oil and Natural Gas Liquids, Mbbl	0	329	68	0	1	398
Gas, MMcf	918	3,986	1,191	97	12	6,204

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2014, under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Linn	Red Willow	XTO	Total
Future Net Revenue(1)	2,823	23,532	7,889	306	69	34,619

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	1,639	12,158	5,311	173	43	19,324

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99 for more information.

        The Reserve Report was delivered to the Trustee on February 21, 2015. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$83.31 per bbl; (2) NGL prices—$25.30 per bbl for San Juan properties, $36.54 per bbl for Hugoton properties; and (3) natural gas prices—$3.67 per Mcf for San Juan properties, $4.55 per Mcf for Hugoton properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board ("FASB"). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2014, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

 CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by PNR from the Hugoton field and attributable to the Royalty accounted for approximately 36% of the Royalty income of the Trust during 2014.

        PNR has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2014, the primary purchaser was Oneok Gas Marketing, Inc. PNR has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 54% of the Royalty income of the Trust during 2014. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. Average annual wellhead prices decreased from $8.07 per Mcf in 2008 to $3.72 per Mcf in 2009, increased to $4.16 per Mcf in 2010, decreased to $3.95 per Mcf in 2011, decreased to $2.66 per Mcf in 2012 according to Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

        Waste Handling.    The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as "RCRA," and comparable state statutes, regulate the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the Environmental Protection Agency (the "EPA") or state agencies. Moreover, in the ordinary course of oil and gas operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.

        Water Discharges.    The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters. The Oil Pollution Act of 1990 (the "OPA"), as amended, which amends the Clean Water Act, imposes strict liability on owners and operators of facilities that are the site of a release of oil into regulated waters. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. Spill prevention, control and countermeasure requirements under federal or state law may require appropriate operating protocols, including containment berms and similar structures, to help prevent or respond to a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws may require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities.

        Hydraulic Fracturing.    It is customary to recover oil and natural gas from deep shale, tight sand and coal bed formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Conventional hydraulic fracturing techniques are used to increase production in vertical wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in early 2015.

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

        Climate Change.    In the recent Congressional session, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary source of greenhouse gases above certain thresholds to report, limit or control such emissions. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA's regulatory authority. The EPA has also announced its intention to promulgate additional regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector, which may affect demand for oil and gas. Pursuant to President Obama's Strategy to Reduce Methane Emissions, and as part of the Administration's efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025, the Obama Administration announced that the EPA is expected to propose in the summer of 2015 new regulations that will set methane emission standards for new and modified oil and gas facilities. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships. New Mexico joined the Western Climate Initiative, or "WCI," a regional organization that has committed to take measures to reduce greenhouse gas emissions, and Kansas, Wyoming and Colorado have joined the WCI as observers.

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

        Crude oil prices have been volatile the last several years and, in 2014, ranged from a high of approximately $107.95 to a low of approximately $53.45. The NYMEX crude oil spot prices per Bbl were $91.82, $98.42 and $53.27 as of December 31, 2012, 2013 and 2014, respectively. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

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

        Scientific studies and government reports, such as those published by the Intergovernmental Panel on Climate Change established by the United Nations and World Meteorological Organization indicate that climate change could have global, regional or local effects on the severity of weather (including hurricanes, floods and droughts), sea levels, arability of farmland, and water availability and quality, including predicted effects on areas in which the Royalty Properties are located. If such effects were to occur, exploration and production operations of the Royalty Properties have the potential to be adversely affected. Potential adverse effects could include damages to the facilities of the working interest owners or disruption of production activities associated with weather related events, scale-backs in operations on the Royalty Properties due to the threat of such climatic effects, and increases in costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climatic effects or increased costs for insurance coverage. Working interest owners may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change and can adversely affect Trust distributions as a result.

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

        There are operational risks and hazards associated with the production and transportation of natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of natural gas, releases of other hazardous materials, mechanical failures, cratering and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, or damage to the environment or natural resources, and associated cleanup obligations. The occurrence of drilling, production or transportation accidents and other natural disasters at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These occurrences include blowouts, cratering, explosives and other environmental damage that may result in personal injuries, property damage, and damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

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

        The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction. Please see the section entitled "Business—Description of the Units—Federal Income Tax Matters" under Item 1 of this Form 10-K.

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

Unitholders have limited voting rights.

        Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Additionally, Trust unitholders have no voting rights in Pioneer or ConocoPhillips. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange—under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2014 and December 31, 2013, were as follows:

	2014			2013
Quarter	High	Low	Distribution	High	Low	Distribution
First	$26.72	$20.78	$0.6445	$25.20	$18.75	$0.5292
Second	$37.60	$25.12	$1.3100	$25.88	$21.16	$0.3505
Third	$36.20	$25.00	$0.9519	$24.09	$21.00	$0.4743
Fourth	$34.90	$20.51	$0.5994	$23.25	$20.08	$0.5040

        At March 30, 2015, the 1,863,590 units outstanding were held by 660 unitholders of record.

Item 6.    Selected Financial Data.

	2014	2013	2012	2011	2010
Royalty income	$6,692,021	$3,625,454	$3,781,422	$6,661,178	$6,686,481
Distributable income	$6,533,548	$3,462,518	$3,601,394	$6,507,541	$6,521,193
Distributable income per unit	$3.5059	$1.8580	$1.9325	$2.9554	$3.4992
Total assets at year end	$5,130,947	$5,669,212	$6,315,203	$7,438,593	$6,948,580

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

        The Trustee engaged an independent consulting firm to audit revenues, expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust for certain audit exceptions noted by the Trustee for calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. However, the Trust continues to review certain potential audit exceptions with respect to various operators, including potential PNR audit exceptions subsequent to 2013. These reviews with respect to payments made by PNR and other working interest owners and audits are ongoing. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust.

        In 2011, the Trustee withheld $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2014, the Trust had $1.0 million for future unknown contingent liabilities, which is included in cash and short term investments.

        On July 18, 2014, PNR announced that it has entered into a purchase and sale agreement to sell all of its assets in the Hugoton field in Kansas to Linn Energy Holdings, LLC ("Linn"). The transaction closed on September 11, 2014 (the "Purchase Agreement"). The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

  Financial Review

  Years 2014 and 2013

	Years Ended December 31,
	2014	2013
Royalty income	$6,692,021	$3,625,454
Interest income	71	107
General and administrative expenses	(158,544)	(163,043)

Distributable income	$6,533,548	$3,462,518

Distributable income per unit	$3.5059	$1.8580

        The Trust's Royalty income was $6,692,021 in 2014, an increase of approximately 85% as compared to $3,625,454 in 2013, primarily as a result of higher prices for natural gas and lower capital expenditures, offset in part by increased operating costs and lower prices for natural gas liquids in 2014 compared with 2013. The Trustee engaged an independent consulting firm to audit revenues and expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust approximately $747,000 for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2012 with regard to payments made by PNR to the Trust under the Conveyance. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. These reviews with respect to payments made by other working interest owners and audits are ongoing. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust. The Trust's Interest income in 2014 was $71, a decrease from $107 in 2013. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and administrative expense decreased to $158,544 in 2014 compared with $163,043 in 2013.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $2,990,812 in 2014, an increase of approximately 167%, as compared to $1,120,677 in 2013, primarily due to increased prices for natural gas and natural gas liquids, decreased capital expenditures and decreased operating costs during 2014 compared to 2013. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trust income distribution for the month of September 2014 also included $52,868. PNR advised the Trustee that such amount represents the Trust's share of an audit settlement completed regarding the Satanta plant.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $4.54 per Mcf and $36.22 per barrel, respectively, in 2014 as compared to $3.79 per Mcf and $31.89 per barrel, respectively, in 2013. Net production attributable to the Hugoton Royalty was 285,478 Mcf of natural gas and 20,991 barrels of natural gas liquids in 2014 as compared with 180,375 Mcf of natural gas and 13,705 barrels of natural gas liquids in 2013. Actual production volumes attributable to the Hugoton properties were 454,417 Mcf of natural gas and 33,496 barrels of natural gas liquids in 2014 as compared with 449,986 Mcf of natural gas and 33,653 of natural gas liquids in 2013. The increase in natural gas production for the year ended December 31, 2014 compared to the same period in 2013 is the result of changes in plant recoveries during 2014 compared with 2013.

        The Hugoton capital expenditures were $24,448 for 2014, a decrease of greater than 100% as compared to $414,300 for 2013, due to a reduction in development drilling in 2014 compared to 2013. Operating costs were $1,193,822 during 2014, a decrease of approximately 4% as compared to $1,243,319 during 2013.

        In connection with the Purchase Agreement, PNR and Linn entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

  San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,037,761 in 2014 as compared to $1,975,826 in 2013, an increase of 54%. The increase in Royalty income was due primarily to decreased capital expenditures, higher natural gas prices and increased natural gas production offset in part by and an increase in operating costs, lower natural gas liquids prices and reduced natural gas liquids production in 2014 compared with 2013. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 498,936 Mcf of natural gas and 51,531 barrels of natural gas liquids, oil and condensate in 2014 as compared to 360,397 Mcf of natural gas and 37,358 barrels of natural gas liquids, oil and condensate in 2013. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 748,708 Mcf of natural gas and 85,215 barrels of natural gas liquids, oil and condensate in 2014 as compared with 719,699 Mcf of natural gas and 87,955 barrels of natural gas liquids, oil and condensate in 2013. The average price received for natural gas and natural gas liquids, oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $3.67 per Mcf and $23.42 per barrel, respectively, in 2014 compared with $2.81 per Mcf and $25.79 per barrel, respectively, in 2013.

        San Juan—New Mexico capital expenditures were $191,625 during 2014, a decrease of approximately 72% as compared $680,304 during 2013. The decrease in capital expenditures was due to a decrease in drilling activity. Operating costs were $1,336,596 during 2014, an increase of approximately 4% as compared to $1,284,775 during 2013.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $663,448 in 2014 as compared to $528,473 in 2013. The Trust income distribution for the month of September 2014 included $369,585 from BP. BP advised the Trustee that $369,585 amount includes the Trust's share of an audit adjustment related to related to prior periods. The increase in royalty income was primarily the result of higher natural gas prices received in 2014 and higher natural gas production offset in part by an increase in operating costs. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 208,392 Mcf of natural gas in 2014 as compared to 212,362 Mcf of natural gas in 2013. The average price received for natural gas from these San Juan Basin properties was $3.18 per Mcf in 2014 as compared with $2.49 per Mcf in 2013. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 298,925 Mcf in 2014 as compared with 208,742 Mcf in 2013. The increase in natural gas production in 2014 compared to 2013 is the result of increased recovery efforts. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2014 and 2013. Operating costs were $288,103 during 2014 compared to $(8,749) during 2013. The increase in operating costs was due primarily to a cost and transportation credit of $117,450 in the third quarter of 2013 from BP.

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

SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	Hugoton		San Juan New Mexico		San Juan Colorado				Total
	Natural Gas	Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas		Oil, Condensate and Natural Gas Liquids		Natural Gas	Oil, Condensate and Natural Gas Liquids
Year ended December 31, 2014:
The Trust's proportionate share of—Gross Proceeds(1)	$2,061,962	$1,212,657	$2,748,824	$1,817,158	$951,551		$—		$5,762,337	$3,029,815
Less the Trust's proportionate share of—Capital costs	(15,087)	(9,361)	(114,348)	(77,277)	—		—		(129,435)	(86,638)
Operating costs	(750,805)	(443,017)	(803,754)	(532,842)	(288,103)		—		(1,842,662)	(975,859)

Net Proceeds(2)	$1,296,070	$760,279	$1,830,722	$1,207,039	$663,448		$—		$3,790,240	$1,967,318

Royalty Income(2)
Average Sales Price	$4.54	$36.22	$3.67	$23.42	$3.18		$—		$3.82	$27.13

Average Production Costs(3)	$2.68	$21.55	$1.84	$11.84	1.38		$—		$1.99	$14.65
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	285,478	20,991	498,936	51,531	208,392		—		992,805	72,522

Year ended December 31, 2013:
The Trust's proportionate share of—Gross Proceeds(1)	$1,705,696	$1,072,600	$2,020,023	$1,920,882	$519,724		$—		$4,245,443	$2,993,482
Less the Trust's proportionate share of—Capital costs	(261,177)	(153,123)	(347,358)	(332,946)	—		—		(608,535)	(486,069)
Operating costs	(760,897)	(482,422)	(660,246)	(624,529)	8,749		—		(1,412,394)	(1,106,951)

Net Proceeds(2)	$683,622	$437,055	$1,012,419	$963,407	$528,473		$—		$2,224,514	$1,400,462

Royalty Income(2)
Average Sales Price	$3.79	$31.89	$2.81	$25.79	$2.49		$—		$2.95	$27.43

Average Production Costs(3)	$5.67	$46.37	$2.80	$25.63	$.04		$—		$2.68	$31.20
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	180,375	13,705	360,397	37,358	212,362		—		753,134	51,063

Year ended December 31, 2012:
The Trust's proportionate share of—Gross Proceeds(1)	$1,573,087	$1,169,296	$1,443,257	$2,629,179	$379,606		$—		$3,395,950	$3,798,475
Less the Trust's proportionate share of—Capital costs	(3,124)	(3,096)	(255,783)	(505,870)	—		—		(258,907)	(508,966)
Operating costs	(738,265)	(550,175)	(453,445)	(815,528)	(87,717)		—		(1,279,427)	(1,365,703)

Net Proceeds(2)	$831,698	$616,025	$734,029	$1,307,781	$291,889		$—		$1,857,616	$1,923,806

Royalty Income(2)
Average Sales Price	$3.03	$37.99	$2.02	$29.59	$1.74		$—		$2.31	$31.85

Average Production Costs(3)	$2.70	$34.12	$1.95	$29.90	$.52		$—		$1.91	$31.03
Net production volumes attributable to the	(Mcf )	(Bbls )	(Mcf )	(Bbls )	(Mcf	)	(Bbls	)	(Mcf )	(Bbls )
Royalty paid(4)	274,488	16,215	363,314	44,195	167,826		—		805,628	60,410

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust's gross proceeds for the month of April 2014 included $881,595.The Trust's gross proceeds for the month of September 2014 included $52,868 from PNR. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. The trust's gross proceeds above for the month of September included $369,585 from BP. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $478 as of December 31, 2014 and 2013. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2014	2013	2012
Royalty income	$6,692,021	$3,625,454	$3,781,422
Interest income	71	107	80,175
General and administrative expenses	(158,544)	(163,043)	(260,203)

Distributable income	$6,533,548	$3,462,518	$3,601,394

Distributable income per unit	$3.5059	$1.8580	$1.9325

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2014	2013
ASSETS
Cash and short-term investments	$2,117,114	$1,939,254
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(39,484,201)	(38,768,076)

Total assets	$5,130,947	$5,669,212

LIABILITIES AND TRUST CORPUS
Distributions payable	$1,117,114	$939,254
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	4,013,833	4,729,958

Total liabilities and trust corpus	5,130,947	5,669,212

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2014	2013	2012
Trust corpus, beginning of year	$4,729,958	$5,484,813	$6,086,698
Distributable income	6,533,548	3,462,518	3,601,394
Distributions to unitholders	(6,533,548)	(3,462,518)	(3,601,394)
Amortization of net overriding royalty interests	(716,125)	(754,855)	(601,885)

Trust corpus, end of year	$4,013,833	$4,729,958	$5,484,813

See accompanying notes to financial statements.

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

        On July 18, 2014, PNR entered into a purchase and sale agreement (the "Purchase Agreement") to sell all of its assets in the Hugoton field in Kansas to Linn Energy Holdings, LLC ("Linn"). The transaction closed on September 11, 2014. The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

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

        In 2011, the Trustee withheld $83,333 of cash per month for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. The cash withholding was established through the withholding of cash received during 2011 of approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash withholding reached $1.0 million. At December 31, 2014, the Trust had $1.0 million for future unknown contingent liabilities and expenses, which is included in cash and short term investments.

        For the year ended December 31, 2014, The Bank of New York Mellon Trust Company, N.A. was paid fees totaling $408,802 in connection with services performed in its capacity as Trustee. These fees have been reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $362,035.

        The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively.

(2) Net Overriding Royalty Interest

        In accordance with the Conveyance, the Working Interest Owners are obligated to calculate and pay the Trust each month the Royalty which is equal to 90% of the Net Proceeds (as defined in the Conveyance) attributable to the month. In 1985, the Trust Indenture was amended and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalty (such transfer, the "1985 Assignment"). The effect of the assignment was an overall reduction of approximately 88.56% in

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Net Overriding Royalty Interest (Continued)

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

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

(7) Excess Production Costs

        The Trust did not receive any Royalty income associated with the San Juan Basin—New Mexico royalty properties operated by XTO Energy Inc. during the fourth quarter of 2013 due to excess production costs incurred during such period. Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. Excess production costs related to the San Juan Basin—New Mexico properties were approximately $478 as of December 31, 2014 and 2013. The

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Excess Production Costs (Continued)

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2014, 2013, 2012 and 2011 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The estimates were

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2014, were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil, Condensate and Natural Gas Liquids	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2010	1,022,747	14,373,359

Revisions to previous estimates	(372,684)	(5,330,922)
Extensions, discoveries and other additions	—	—
Production	(77,281)	(1,047,010)

December 31, 2011	572,782	7,995,427

Revisions to previous estimates	(214,445)	(3,175,672)
Extensions, discoveries and other additions	—	—
Production	(60,410)	(805,628)

December 31, 2012	297,927	4,014,127

Revisions to previous estimates	65,023	1,706,076
Extensions, discoveries and other additions	—	—
Production	(51,063)	(753,134)

December 31, 2013	311,887	4,967,069

Revisions to previous estimates	158,343	2,229,311
Extensions, discoveries and other additions	—	—
Production	(72,522)	(992,805)

December 31, 2014	397,708	6,203,575

Proved Developed Reserves:
December 31, 2010	999,350	13,961,912

December 31, 2011	535,742	7,344,057

December 31, 2012	278,984	3,681,019

December 31, 2013	311,887	4,967,069

December 31, 2014	397,708	6,203,575

Proved Undeveloped Reserves:
December 31, 2010	23,397	411,447

December 31, 2011	37,040	651,370

December 31, 2012	18,942	333,108

December 31, 2013	—	—

December 31, 2014	—	—

•
The Hugoton Royalty represents 17%, 19%, and 17% of the estimated proved oil, condensate and natural gas liquids reserves and 19%, 21%, and 13% of the estimated proved natural gas reserves as of December 31 of 2014, 2013 and 2012, respectively.

•
The December 31, 2014, 2013, 2012 and 2011 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2014	2013	2012
	(In thousands)
The Trust's proportionate share of future gross proceeds	$75,426	$56,094	$55,638
Less the Trust's proportionate share of—Future operating costs	(40,806)	(32,788)	(33,381)
Future capital costs	(1)	(1)	(2,057)

Future royalty income	34,619	23,305	20,200
Discount at 10% per annum	(15,295)	(9,274)	(8,494)

Standardized measure of future royalty income from proved oil and gas reserves	$19,324	$14,031	$11,706

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2014	2013	2012
	(In thousands)
Standardized measure at beginning of year	$14,031	$11,706	$29,937

Revisions of previous estimates	7,781	8,790	(2,874)
Net changes in price and production costs	3,110	(3,664)	(14,294)
Extensions, discoveries and other additions	—	—	—
Royalty income	(6,692)	(3,625)	(3,781)
Accretion of discount	1,094	824	2,718

Net changes in standardized measure	5,293	2,325	(18,231)

Standardized measure at end of year	$19,324	$14,031	$11,706

•
The Hugoton Royalty represents approximately 28% and 28% of the standardized measure of future royalty income for 2014 and 2013, respectively.

•
Standardized measure at December 31, 2014 was calculated using natural gas prices of $4.55 per Mcf for Hugoton properties and $3.67 for the San Juan properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2014:
Royalty income	$1,244,584	$2,487,660	$1,810,554	$1,149,223
Distributable income	$1,201,171	$2,441,265	$1,773,998	$1,117,114
Distributable income per unit	$.6445	$1.3100	$.9519	$.5994
2013:
Royalty income	$1,039,075	$690,404	$917,038	$978,937
Distributable income	$986,131	$653,299	$888,834	$939,254
Distributable income per unit	$.5292	$.3505	$.4743	$.5040

Report of Independent Registered Public Accounting Firm

The Unit Holders of Mesa Royalty Trust and
Bank of New York Mellon, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As described in Note 3, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2014, in conformity with the basis of accounting described in Note 3.

/s/ KPMG LLP

Houston, Texas
March 31, 2015

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 (f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework (2013)," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2014.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2014.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2014 and 2013 and fees billed for other services rendered by KPMG LLP.

	2014	2013
Audit fees(1)	$450,000	$450,000
Audit-related fees	—	—
Tax fees(2)	$82,000	$78,000
All other fees	—	—

Total fees	$532,000	$528,000

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements and reimbursement for travel-related expenses related to the audit and quarterly reviews for the years ended December 31, 2014 and December 31, 2013. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders related to work performed on the taxes, returns and other items billed during 2014 and 2013. The Mesa Royalty Trust is reimbursed by the working interest owners for 88.56% of general and administrative expenses incurred.

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
March 31, 2015

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