Form 10-Q
period 2015-03-31
MESA ROYALTY TRUST/TX
filed 2015-05-15
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2015
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

         As of May 15, 2015—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Royalty income	$790,090	$1,244,584
Interest income	—	35
General and administrative expense	(164,931)	(43,448)

Distributable income	$625,159	$1,201,171

Distributable income per unit	$0.3355	$0.6445

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and short-term investments	$1,625,159	$2,117,114
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,574,494)	(39,484,201)

Total assets	$4,548,699	$5,130,947

LIABILITIES AND TRUST CORPUS
Distributions payable	$742,777	$1,117,114
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,805,922	4,013,833

Total liabilities and trust corpus	$4,548,699	5,130,947

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Trust corpus, beginning of period	$4,013,833	$4,729,958
Distributable income	625,159	1,201,171
Distributions to unitholders	(742,777)	(1,201,171)
Amortization of net overriding royalty interest	(90,293)	(173,190)

Trust corpus, end of period	$3,805,922	$4,556,768

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC ("Linn") took over as operator. For the Trust's properties, there is a difference between production months for the operators and accounting months for the Trust. For the quarter ended March 31, 2015, the Hugoton Royalty Properties accounting months correspond with the October 2014 through December 2014 production months, which were operated by PNR in accordance with the Transition Services Agreement (described below). Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. On July 18, 2014, PNR entered into a purchase and sale agreement (the "Purchase Agreement") to sell all of its assets in the Hugoton field in Kansas to Linn. The transaction closed on September 11, 2014. The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services,

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

accounting and other services related to the assets in exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Linn, ConocoPhillips and BP (collectively the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture, which is included in cash and short term investments.

        As of March 31, 2015, there were $117,618 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March distribution press release on March 20, 2015, and included this amount in distributions payable and distributable income per unit as of March 31, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture, which is included in cash and short term investments. As of March 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

reimbursement cash receipts of $117,618. As of March 31, 2015, the reserve for unknown contingent liabilities and expenses was $882,382 and is included in cash and short term investments. The Trust has subsequently received $115,884 of the expected expense reimbursement cash receipts as of May 15, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        For the quarter ended March 31, 2015, the Trustee was paid fees totaling $108,288 in connection with services performed in its capacity as Trustee. These fees will be reimbursed by the working interest owners in accordance with the Trust Indenture. These reimbursements totaled $95,900.

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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

Note 3—Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by Linn, ConocoPhillips and BP that it is subject to litigation in the ordinary course of business

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Legal Proceedings (Continued)

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2015 and December 31, 2014, there were $33,837 and $478, respectively, of excess production costs. Excess production costs in the amount of $478 and $478 as of March 31, 2015 and December 31, 2014, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first quarter of 2015 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $33,359 as of March 31, 2015 related to the San Juan Basin—Colorado properties operated by BP. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $35,152 as of March 31, 2014.

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $117,618. The effect on distributable income per unit is as follows:

	Three Months Ended March 31,
	2015	2014
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$625,159	$1,201,171
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	117,618	—

Distributable income Available for Distribution	$742,777	$1,201,171

Distributable income Available for Distribution per unit	$0.3986	$0.6445

Units outstanding	1,863,590	1,863,590

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2015		2014
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,109,638	$322,173	$1,179,464	$845,574
Less the Trust's proportionate share of:
Capital costs recovered	(30,122)	(11,738)	(34,619)	(29,044)
Operating costs	(511,837)	(122,060)	(461,005)	(290,938)

Net proceeds(2)	$567,679	$188,375	$683,840	$525,592

Royalty income(2)	$601,038	$188,375	$718,992	$525,592

Average sales price	$3.35	$14.48	$3.39	$29.96

Average production costs(3)	$3.02	$10.28	$2.34	$18.24

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	179,286	13,010	212,247	17,546

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by PNR and ConocoPhillips, respectively. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust's gross proceeds for the month of April 2014 included $881,595.The Trust's gross proceeds for the month of September 2014 included $52,868 from PNR. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. The trust's gross proceeds above for the month of September 2014 included $369,585 from BP. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $33,359 as of March 31, 2015. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $35,152 as of March 31, 2014. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust. There was a $677 joint venture audit adjustment by Linn for the quarter ended March 31, 2015.

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

Three Months Ended March 31, 2015 and 2014

Financial Review

	Three Months Ended March 31,
	2015	2014
Royalty income	$790,090	$1,244,584
Interest income	—	35
General and administrative expense	(164,931)	(43,448)

Distributable income	$625,159	$1,201,171

Distributable income per unit	$0.3355	$0.6445

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $790,090 in the first quarter of 2015, a decrease of approximately 37% as compared to $1,244,584 in the first quarter of 2014, primarily as a result of lower natural gas and natural gas liquids prices and reduced production of natural gas and natural gas liquids in the first quarter of 2015 as compared to the first quarter of 2014, offset in part by decreased capital expenditures and operating costs in the first quarter of 2015 compared to the first quarter of 2014.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended March 31, 2015 was $742,777, representing $.3986 per unit, compared to $1,201,171, representing

$.6445 per unit, for the quarter ended March 31, 2014. Based on 1,863,590 units outstanding for the quarters ended March 31, 2015 and 2014, respectively, the per unit distributions were as follows:

	2015	2014
January	$.1634	$.1805
February	.0726	.2055
March	.1626	.2585

	$.3986	$.6445

        As of March 31, 2015, there were $117,618 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March distribution press release on March 20, 2015, and included this amount in distributions payable and distributable income per unit as of March 31, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture, which is included in cash and short term investments. As of March 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $117,618. As of March 31, 2015, the reserve for unknown contingent liabilities and expenses was $882,382 and is included in cash and short term investments. The Trust has subsequently received $115,884 of the expected expense reimbursement cash receipts as of May 15, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 47% of the Royalty income of the Trust during the first quarter of 2015.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2014 the primary purchaser was Oneok Gas Marketing, Inc. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were higher in the first quarter of 2015 compared to the first quarter of 2014.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years, commencing June 1, 1995. Thereafter, this contract has renewed on a year to year basis. WRI subsequently assigned its rights and obligations under the Gas Transportation Agreement to Oneok Field Services ("Oneok"), and PNR subsequently assigned its rights and obligations under the Gas Transportation Agreement to Linn. The current term will remain in effect through May 31, 2016, at which point Oneok has provided notice to terminate. Pursuant to the terms of the Gas Transportation Agreement, WRI initially agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996.

        Royalty income attributable to the Hugoton Royalty decreased to $374,302 in the first quarter of 2015 from $447,710 in the first quarter of 2014 primarily due to decreases in natural gas liquids prices and in natural gas and natural gas liquids volumes from the Hugoton Royalty Properties, offset in part by higher natural gas prices and reduced capital expenditures and operating costs. The average price received in the first quarter of 2015 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $4.18 per Mcf and $16.59 per barrel, respectively, as compared to $3.83 per Mcf and $35.66 per barrel, respectively, in the first quarter of 2014. Net production of natural gas attributable to the Hugoton Royalty increased to 69,422 Mcf in the first quarter of 2015 from 67,733 Mcf in the first quarter of 2014. Net production of natural gas liquids attributable to the Hugoton Royalty decreased to 5,030 barrels in the first quarter of 2015 from 5,280 barrels in the first quarter of 2014. Actual production volumes from the Hugoton properties decreased to 106,459 Mcf of natural gas and to 8,033 barrels of natural gas liquids in the first quarter of 2015 as compared to 114,655 Mcf of natural gas and 8,915 barrels of natural gas liquids for the same period in 2014.

        The Hugoton capital expenditures were $1,580 in the first quarter of 2015, as compared to $8,742 in the first quarter of 2014. The decrease in capital expenditures was primarily due to decreased drilling activity. Operating costs were $202,917 in the first quarter of 2015, a decrease of approximately 32% as compared to $299,836 in the first quarter of 2014. The decrease in operating costs was due primarily to decreased labor and supervision costs.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $399,492 during the first quarter of 2015 as compared with Royalty income of $730,296 during the first quarter of 2014. This decrease in Royalty income was due primarily to a decrease in natural gas and natural gas liquids prices and a decrease in natural gas liquids production for the first quarter of 2015 compared to the first quarter of 2014, offset in part by a decrease in capital expenditures and operating costs during the first quarter of 2015 compared to the first quarter of 2014. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 103,704 Mcf of natural gas and 7,981 barrels of natural gas liquids in the first quarter of 2015, as compared to 118,764 Mcf of natural gas and 12,266 barrels of natural gas liquids in the first quarter of 2014. The average price received in the first quarter of 2015 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.84 per Mcf and $13.15 per barrel, respectively, compared to $3.31 per Mcf and $27.50 per barrel during the same period in 2014. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 186,016 Mcf in the first quarter of 2015 from 185,629 Mcf of natural gas for the same period in 2014. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 15,451 barrels in the first quarter of 2015 from 21,928 barrels for the same period in 2014.

        Capital expenditures on these properties were $40,280 in the first quarter of 2015, a decrease of approximately 27% as compared to $54,921 in the first quarter of 2014, primarily due to decreased developmental drilling. Operating costs were $276,868 in the first quarter of 2015, a decrease of approximately 23% as compared to $357,448 in the first quarter of 2014 primarily due to decreased labor and supervision costs.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $16,296 during the first quarter of 2015, compared to $66,578 during the first quarter of 2014. This decrease in Royalty income was due primarily to increased operating expenses in the first quarter of 2015 compared to the first quarter of 2014, offset in part by an increase in the price received for natural gas and increased natural gas production in the first quarter of 2015 compared to the first quarter of 2014. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 6,161 Mcf of natural gas during the first quarter of 2015 with 25,750 Mcf of natural gas attributable to the Trust during the first quarter of 2014. The average price received in the first quarter of 2015 for natural gas sold from the San Juan Basin Colorado Properties was $2.65 per Mcf, as compared to average price of $2.59 per Mcf for the first quarter of 2014. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 52,126 Mcf of natural gas in the first quarter of 2015 from 48,831 Mcf of natural gas for the same period in 2014.

        Operating costs on these properties were $154,112 in the first quarter of 2015 as compared to $94,659 in the first quarter of 2014 due primarily to increased labor and supervision costs.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. The Trust's monthly distributions are highly dependent upon the prices realized from the sale of natural gas and natural gas liquids. Natural gas and natural gas liquids prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the working interest owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the working interest owners, along with an outside joint venture auditor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2014 for information concerning controls and procedures with respect to the Royalty.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by Linn, ConocoPhillips and BP that it is subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the working interest owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2014.

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

		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1	(a)
4(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1	(b)
4(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(c)

		SEC File or Registration Number	Exhibit Number
4(d)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4	(d)
4(e)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4	(e)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Royalty Trust
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: May 15, 2015

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