Form 10-Q
period 2015-06-30
MESA ROYALTY TRUST/TX
filed 2015-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2015
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

         As of August 14, 2015—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Royalty income	$455,838	$2,487,660	$1,245,928	$3,732,244
Interest income	25	—	25	35
General and administrative income (expense)	23,840	(46,395)	(141,091)	(89,843)

Distributable income	$479,703	$2,441,265	$1,104,862	$3,642,436

Distributable income per unit	$0.2574	$1.3100	$0.5929	$1.9545

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and short-term investments	$1,362,085	$2,117,114
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,638,939)	(39,484,201)

Total assets	$4,221,180	$5,130,947

LIABILITIES AND TRUST CORPUS
Distributions payable	$416,521	$1,117,114
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,804,659	4,013,833

Total liabilities and trust corpus	$4,221,180	5,130,947

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$3,805,922	$4,556,768	$4,013,833	$4,729,958
Distributable income	479,703	2,441,265	1,104,862	3,642,436
Distributions to unitholders	(416,521)	(2,441,265)	(1,159,298)	(3,642,436)
Amortization of net overriding royalty interest	(64,445)	(188,406)	(154,738)	(361,596)

Trust corpus, end of period	$3,804,659	$4,368,362	$3,804,659	$4,368,362

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company ("Red Willow") (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC ("Linn") took over as operator. For the Trust's properties, there is a difference between production months for the operators and accounting months for the Trust. For the quarter ended March 31, 2015, the Hugoton Royalty Properties accounting months correspond with the October 2014 through December 2014 production months, which were operated by PNR in accordance with the Transition Services Agreement (described below). For the quarter ended June 30, 2015, the Hugoton Royalty Properties accounting months correspond with the January 2015 through March 2015 production months which were operated by Linn. Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. On July 18, 2014, PNR entered into a purchase and sale agreement (the "Purchase Agreement") to sell all of its assets in the Hugoton field in Kansas to Linn. The transaction closed on September 11, 2014. The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

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

        As of June 30, 2015, there were $54,436 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March and June distribution press releases on March 20, 2015 and June 17, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015 and June 30, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture, which is included in cash and short term investments. For the three months ended June 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $52,703. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the second quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $115,885. As of June 30, 2015, the reserve for unknown contingent liabilities and expenses was $945,564 and is included in cash and short term investments. The Trust has subsequently received $49,825 of the expected expense reimbursement cash receipts as of August 14, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended June 30, 2015. The Trust paid $108,388 of this amount to the Trustee, and $10,362 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% return as of June 30, 2015. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $68,638 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2015, such reimbursements totaled $95,988. For year to date June 30, 2015 such fees were $216,676. Reimbursements received for year to date June 30, 2015 were $191,888. For the quarter ended June 30, 2014 and year to date June 30, 2014 trustee fees were $108,288 and $192,226, respectively. Reimbursements received for the quarter ended June 30, 2014 and year to date June 30, 2014 were $95,900 and $170,235, respectively.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2015 and December 31, 2014, there were $50,644 and $478, respectively, of excess production costs. Excess production costs in the amount of $478 and $478 as of June 30, 2015 and December 31, 2014, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $50,166 as of June 30, 2015 related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $48,816 as of June 30, 2015. As of March 31, 2015 there were excess production costs of $33,359 related to the San Juan Basin—Colorado properties operated by BP. The trust recovered prior period excess production costs of $31,328 during the quarter ended June 30, 2015. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $1,350 as of June 30, 2015.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the three months ended June 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $52,703 and increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the second quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $115,885. For the six months ended June 30, 2015, the Trustee has decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $54,436, including $52,703 for the quarter ended June 30, 2015 and $1,733 for the quarter ended March 31, 2015. The effect on distributable income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$479,703	$2,441,265	$1,104,862	$3,642,436
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(115,885)	—	—	—
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	52,703	—	54,436	—

Distributable income Available for Distribution	$416,521	$2,441,265	$1,159,298	$3,642,436

Distributable income Available for Distribution per unit	$0.2235	$1.3100	$0.6221	$1.9544

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical, as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

	Three Months Ended June 30,
	2015		2014
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$825,298	$306,931	$1,591,566	$855,702
Less the Trust's proportionate share of:
Capital costs recovered	(19,993)	(9,985)	(43,824)	(28,440)
Operating costs	(509,111)	(154,109)	(485,663)	(248,124)

Net proceeds(2)	$296,194	$142,837	$1,062,079	$579,138

Royalty income(2)	$313,001	$142,837	$1,026,927	$579,138

Average sales price	$2.44	$15.42	$4.47	$29.99

Average production costs(3)	$4.13	$17.72	$2.31	$14.32

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	128,107	9,261	229,537	19,313

	Six Months Ended June 30,
	2015		2014
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$1,934,935	$629,104	$2,771,030	$1,701,276
Less the Trust's proportionate share of:
Capital costs recovered	(50,115)	(21,723)	(78,443)	(57,484)
Operating costs	(1,020,947)	(276,170)	(946,668)	(539,062)

Net proceeds(2)	$863,873	$331,211	1,745,919	1,104,730

Royalty income(2)	$914,039	$331,211	1,745,919	1,104,730

Average sales price	$2.91	$14.57	$3.94	$29.85

Average production costs(3)	$3.41	$13.10	$2.32	$16.12

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	313,808	22,734	442,705	37,011

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Linn and ConocoPhillips, respectively. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust's gross proceeds for the month of April 2014 included $881,595.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $48,816 and $1,350, respectively as of June 30, 2015. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $15,547 and $1,350, respectively for the three months ended June 30, 2015. As of March 31, 2015 there were excess production costs of $33,359 related to the San Juan Basin—Colorado properties operated by BP. The trust recovered prior period excess production costs of $31,328 during the quarter ended June 30, 2015. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust. There was a $677 joint venture audit adjustment by Linn for the quarter ended March 31, 2015.

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

Three Months Ended June 30, 2015 and 2014

Financial Review

	Three Months Ended June 30,
	2015	2014
Royalty income	$455,838	$2,487,660
Interest income	25	—
General and administrative income (expense)	23,840	(46,395)

Distributable income	$479,703	$2,441,265

Distributable income per unit	$0.2574	$1.3100

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $455,838 in the second quarter of 2015, a decrease of approximately 82% as compared to $2,487,660 in the second quarter of 2014, primarily as a result of lower natural gas and natural gas liquids prices and reduced production of natural gas and natural gas liquids in the second quarter of 2015 as compared to the second quarter of 2014, offset in part by reduced capital expenditures and operating costs in the second quarter of 2015 compared to the second quarter of 2014. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

        General and Administrative income for the quarter ended June 30, 2015 was $23,840 which was the result of net reimbursements of $115,885 from the first quarter of 2015 exceeding Trust expenses of $92,045 for the second quarter of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended June 30, 2015 was $416,521, representing $.2235 per unit, compared to $2,441,265, representing $1.3100 per unit, for the quarter ended June 30, 2014. Based on 1,863,590 units outstanding for the quarters ended June 30, 2015 and 2014, respectively, the per unit distributions were as follows:

	2015	2014
April	$.0780	$.7513
May	.0573	.2836
June	.0882	.2751

	$.2235	$1.3100

        As of June 30, 2015, there were $54,436 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March and June distribution press releases on March 20, 2015 and June 17, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015 June 30, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture, which is included in cash and short term investments. For the three months ended June 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $52,703. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the second quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $115,885. As of June 30, 2015, the reserve for unknown contingent liabilities and expenses was $945,564 and is included in cash and short term investments. The Trust has subsequently received $49,825 of the expected expense reimbursement cash receipts as of August 14, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 44% of the Royalty income of the Trust during the second quarter of 2015.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2014 the primary purchaser was Oneok Gas Marketing, Inc. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the second quarter of 2015 compared to the second quarter of 2014.

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

        Royalty income attributable to the Hugoton Royalty decreased to $202,655 in the second quarter of 2015 from $1,486,567 in the second quarter of 2014 primarily due to decreases in natural gas and natural gas liquids prices and lower natural gas volumes, offset in part by reduced capital expenditures, lower operating costs and an increase in natural gas liquids volumes from the Hugoton Royalty Properties. The average price received in the second quarter of 2015 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.31 per Mcf and $14.10 per barrel, respectively, as compared to $5.19 per Mcf and $43.98 per barrel, respectively, in the second quarter of 2014. Net production of natural gas attributable to the Hugoton Royalty decreased to 46,037 Mcf in the second quarter of 2015 from 75,141 Mcf in the second quarter of 2014. Net production of natural gas liquids attributable to the Hugoton Royalty decreased to 3,565 barrels in the second quarter of 2015 from 4,888 barrels in the second quarter of 2014. Actual production volumes from the Hugoton properties decreased to 101,439 Mcf of natural gas and increased to 8,175 barrels of natural gas liquids in the second quarter of 2015 as compared to 114,331 Mcf of natural gas and 7,424 barrels of natural gas liquids for the same period in 2014.

        The Hugoton capital expenditures were $8,684 in the second quarter of 2015, as compared to $10,419 in the second quarter of 2014. Operating costs were $239,001 in the second quarter of 2015, a decrease of approximately 21% as compared to $303,872 in the second quarter of 2014. The decrease in operating costs was due primarily to cost saving initiatives.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $251,930 during the second quarter of 2015 as compared with Royalty income of $937,512 during the second quarter of 2014. This decrease in Royalty income was due primarily to a decrease in natural gas and natural gas liquids prices, decreased production of natural gas, offset in part by reduced capital expenditures and lower operating costs for the second quarter of 2015 compared to the second quarter of 2014. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 81,273 Mcf of natural gas and 5,696 barrels of natural gas liquids in the second quarter of 2015, as compared to 136,885 Mcf of natural gas and 14,425 barrels of natural gas liquids in the second quarter of 2014. The average price received in the second quarter of 2015 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.96 per Mcf and $16.25 per barrel, respectively, compared to $4.19 per Mcf and $25.24 per barrel during the same period in 2014. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 173,454 Mcf in the second quarter of 2015 from 198,029 Mcf of natural gas for the same period in 2014. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 14,230 barrels in the second quarter of 2015 from 22,566 barrels for the same period in 2014. The overall decrease in production volumes is consistent with a normal decline in production for this field.

        Capital expenditures on these properties were $21,294 in the second quarter of 2015, a decrease of approximately 66% as compared to $61,845 in the second quarter of 2014, primarily due to decreased spending on facilities in the second quarter of 2015 compared to the second quarter of 2014. Operating costs were $259,858 in the second quarter of 2014, a decrease of approximately 28% as compared to

$359,640 in the second quarter of 2014 due to a decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas and natural gas liquids.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $1,253 during the second quarter of 2015, compared to $63,581 during the second quarter of 2014. This decrease in Royalty income was due primarily to increased operating expenses in the second quarter of 2015 compared to the second quarter of 2014 and a decrease in the price received for natural gas, offset in part by increased natural gas production in the second quarter of 2015 compared to the second quarter of 2014. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 797 Mcf of natural gas during the second quarter of 2015 with 17,512 Mcf of natural gas attributable to the Trust during the second quarter of 2014. The average price received in the second quarter of 2015 for natural gas sold from the San Juan Basin Colorado Properties was $1.57 per Mcf, as compared to average price of $3.63 per Mcf for the second quarter of 2014. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 77,096 Mcf of natural gas in the second quarter of 2015 from 46,654 Mcf of natural gas for the same period in 2014.

        Operating costs on these properties were $164,361 in the second quarter of 2015 as compared to $70,275 in the second quarter of 2014 due primarily to increased labor and supervision costs.

Six Months Ended June 30, 2015 and 2014

Financial Review

	Six Months Ended June 30,
	2015	2014
Royalty income	$1,245,928	$3,732,244
Interest income	25	35
General and administrative expense	(141,091)	(89,843)

Distributable income	$1,104,862	$3,642,436

Distributable income per unit	$0.5929	$1.9545

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,245,928 for the six months ended June 30, 2015, a decrease of approximately 67% as compared to $3,732,244 for the six months ended June 30, 2014, primarily as a result of decreased natural gas and natural gas liquids prices and production volumes, offset in part by reduced capital expenditures and lower operating costs in the first six months of 2015 as compared to the first six months of 2014. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013.

        The distributable income of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the six months ended June 30, 2015 was $1,104,862, representing $.5929 per unit, compared to $3,642,436, representing $1.9545 per unit, for the six months ended June 30, 2014.

        As of June 30, 2015, there were $54,436 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March and June distribution press releases on March 20, 2015 and June 17, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015 June 30, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture, which is included in cash and short term investments. For the three months ended June 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $52,703. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the second quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $115,885. As of June 30, 2015, the reserve for unknown contingent liabilities and expenses was $945,564 and is included in cash and short term investments. The Trust has subsequently received $49,825 of the expected expense reimbursement cash receipts as of August 14, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 46% of the Royalty income of the Trust during the six months ended June 30, 2015.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $576,957 for the six months ended June 30, 2015 from $1,934,277 for the same period in 2014 primarily due to lower prices for natural gas and natural gas liquids, lower natural gas and natural gas liquids production volumes, offset in part by reduced operating costs and capital expenditures from the Hugoton Royalty Properties in the first six months of 2015 compared to the first six months of 2014. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The average price received in the first six months of 2015 for natural gas and natural gas liquids sold from the Hugoton field was $3.75 per Mcf and $15.33 per barrel, respectively, compared to $4.51 per Mcf and $39.44 per barrel, respectively, during the same period in 2014. Net production attributable to the Hugoton Royalty Properties decreased to 118,017 Mcf of natural gas and 8,722 barrels of natural gas liquids for the six months ended June 30, 2015 as compared to 143,991 Mcf of natural gas and 10,225 barrels of natural gas liquids for the six months ended June 30, 2014. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 207,898 Mcf of natural gas and 16,208 barrels of natural gas liquids in the six months ended June 30, 2015 as compared to 228,986 Mcf of natural gas and 16,339 barrels of natural gas liquids for the same period in 2014. The decrease in natural gas and natural gas liquids volumes was due primarily to changes in plant recoveries during the second quarter of 2015 compared with the second quarter of 2014.

        Capital expenditures on these properties were $10,264 during the six months ended June 30, 2015, a decrease of approximately 46% as compared to $19,161 during the six months ended June 30, 2014. Operating costs were $441,918 during the six months ended June 30, 2015, a decrease of approximately 27% as compared to $603,708 during the six months ended June 30, 2014 due to cost saving initiatives.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $651,422 for the first six months of 2015 compared to $1,667,808 for the first six months of 2014. The decrease in Royalty income was due primarily to lower natural gas and natural gas natural gas liquids prices and lower production volumes for both natural gas and natural gas liquids, offset in part by reduced capital expenditures and lower operating costs in the first six months of 2015 from the San Juan Basin properties compared to the same period in 2014. The average price received in the six months ended June 30, 2015 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New

Mexico was $2.42 per Mcf and $14.10 per barrel, respectively, compared to $3.77 per Mcf and $26.19 per barrel, respectively, during the same period in 2014. Net production attributable to the San Juan Basin Royalty located in New Mexico was 187,834 Mcf of natural gas and 14,012 barrels of natural gas liquids for the six months ended June 30, 2015 as compared to 256,609 Mcf of natural gas and 26,786 barrels of natural gas liquids for the six months ended June 30, 2014. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 359,470 Mcf of natural gas and decreased to 29,681 barrels of natural gas liquids in the six months ended June 30, 2015 as compared to 383,658 Mcf of natural gas and 44,494 barrels of natural gas liquids for the same period in 2014.

        San Juan-New Mexico capital expenditures were $61,574 during the six months ended June 30, 2015, a decrease of approximately 47% as compared to $116,766 during the six months ended June 30, 2014. This decrease is due to decreased spending on facilities during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Operating costs were $536,726 during the six months ended June 30, 2015, a decrease of approximately 25% as compared to $717,088 during the six months ended June 30, 2014. The decrease in operating costs was primarily affected by the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas and natural gas liquids.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $17,549 for the six months ended June 30, 2015, compared to $130,159 during the same period in 2014. The decrease in Royalty income was primarily the result of increased operating costs and lower prices for natural gas, offset in part by increased natural gas production in the six months ended June 30, 2015 compared to the same period in 2014. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 7,958 Mcf of natural gas during the six months ended June 30, 2015 with 42,106 Mcf of natural gas attributable to the Trust during the same period in 2014. The average price received for the six months ended June 30, 2015 for natural gas sold from the San Juan Basin Colorado Properties was $2.21 per Mcf, compared to $3.09 per Mcf received during the same period in 2014. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 129,222 Mcf of natural gas for the six months ended June 30, 2015 as compared to 95,485 Mcf of natural gas for the same period in 2014.

        Operating costs on these properties were $318,473 for the six months ended June 30, 2015 an increase of approximately 93% as compared to $164,934 in the same period in 2014 due primarily to increased labor and supervision costs.

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

Date: August 14, 2015

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