Form 10-Q
period 2015-09-30
MESA ROYALTY TRUST/TX
filed 2015-11-13
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 1-7884

MESA ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of Incorporation or Organization)	76-6284806 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, Floor 17 Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)

1-713-483-6020
(Registrant's Telephone Number, Including Area Code)

The Bank of New York Mellon Trust Company, N.A.,
Trustee
919 Congress Avenue
Austin, Texas 78701
(Former name, former address and former fiscal year, if changed since last report)

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

         As of November 13, 2015—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Royalty income	$401,139	$1,810,554	$1,647,067	$5,542,798
Interest income	—	—	25	35
General and administrative income (expense)	10,823	(36,556)	(130,268)	(126,399)

Distributable income	$411,962	$1,773,998	$1,516,824	$5,416,434

Distributable income per unit	$0.2211	$0.9519	$0.8139	$2.9065

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and short-term investments	$1,357,526	$2,117,114
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,706,944)	(39,484,201)

Total assets	$4,148,616	$5,130,947

LIABILITIES AND TRUST CORPUS
Distributions payable	$347,952	$1,117,114
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,800,664	4,013,833

Total liabilities and trust corpus	$4,148,616	$5,130,947

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$3,804,659	$4,368,362	$4,013,833	$4,729,958
Distributable income	411,962	1,773,998	1,516,824	5,416,434
Distributions to unitholders	(347,952)	(1,773,998)	(1,507,250)	(5,416,434)
Amortization of net overriding royalty interest	(68,005)	(248,161)	(222,743)	(609,757)

Trust corpus, end of period	$3,800,664	$4,120,201	$3,800,664	$4,120,201

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company ("Red Willow") (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC ("Linn") took over as operator. For the Trust's properties, there is a difference between production months for the operators and accounting months for the Trust. For the quarter ended September 30, 2015, the Hugoton Royalty Properties accounting months correspond with the April 2015 through June 2015 production months, during which time Linn served as operator. Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated. On July 18, 2014, PNR entered into a purchase and sale agreement (the "Purchase Agreement") to sell all of its assets in the Hugoton field in Kansas to Linn. The transaction closed on September 11, 2014. The assets sold to Linn included, among other things, all of Pioneer's producing oil and gas wells, all of its interest in the Satanta gas processing plant and all other associated infrastructure. In connection with the Purchase Agreement, PNR and Linn also entered into a Transition Services Agreement, dated July 18, 2014, whereby PNR agreed to continue providing operating, certain administrative services, accounting and other services related to the assets in

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

exchange for a service fee. As a result, PNR continued to act as operator with respect to the Hugoton Royalty Properties through December 31, 2014. Upon expiration of the Transition Services Agreement, Linn took over as operator of the Hugoton Royalty Properties.

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments.

        As of September 30, 2015, there were $8,416 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015 and $2,877 from the quarter ended June 30, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March, June and September distribution press releases on March 20, 2015, June 17, 2015 and September 16, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015, June 30, 2015 and September 30, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. For the three months ended September 30, 2015, the Trustee decreased the reserve for future unknown contingent

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

liabilities and expenses by the amount of expected expense reimbursement cash receipts of $3,806. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the third quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $49,826 and by $17,990 of royalty income received from Linn Energy in September 2015 after the distribution to Unitholders had been announced for the month of September 2015. Such royalty income was included in the October 2015 distribution to Unitholders. As of September 30, 2015, the reserve for unknown contingent liabilities and expenses was $1,009,574, which was included in cash and short-term investments. The Trust has subsequently received $8,416 of the expected expense reimbursement cash receipts as of November 13, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended September 30, 2015. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% return as of September 30, 2015. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $63,628 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2015, such reimbursements totaled $95,900. For year to date September 30, 2015 such fees were $324,965. Reimbursements received for year to date September 30, 2015 were $287,787. For the quarter ended September 30, 2014 and year to date September 30, 2014, trustee fees were $108,288 and $300,514, respectively. Reimbursements received for the quarter ended September 30, 2014 and year to date September 30, 2014 were $95,900 and $266,135, respectively.

        The Trustee engaged an independent consulting firm to audit revenues, expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust for certain audit exceptions noted by the Trustee for calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. No amounts have been received related to audit adjustments for the year to date September 30, 2015. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust.

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

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 17, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of September 30, 2015 and December 31, 2014, there were $192,109 and $478, respectively, of excess production costs. Excess production costs in the amounts of $777 and $478 as of September 30, 2015 and December 31, 2014, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the excess production costs. The remainder of the excess production costs in the amount of $191,332 as of September 30, 2015 related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $187,089 as of September 30, 2015. As of March 31, 2015 and June 30, 2015 there were excess production costs of $33,359 and $48,816, respectively, related to the San Juan Basin—Colorado properties operated by BP. The trust recovered prior period excess production costs of $31,328 during the quarter ended June 30, 2015 and $3,891 during the quarter ended September 30, 2015. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $4,243 as of September 30, 2015.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the three months ended September 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $3,806 and increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the third quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $49,826. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by $17,990 of royalty income received from Linn Energy in September 2015 after the distribution to Unitholders had been announced for the month of September 2015. Such royalty income was included in the October 2015 distribution to Unitholders. The effect on distributable income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$411,962	$1,773,998	$1,516,824	$5,416,434
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(67,816)	—	(183,700)	—
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	3,806	—	174,126	—

Distributable income Available for Distribution	$347,952	$1,773,998	$1,507,250	$5,416,434

Distributable income Available for Distribution per unit	$0.1867	$0.9519	$0.8088	$2.9065

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

	Three Months Ended September 30,
	2015		2014
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$763,681	$288,357	$1,759,879	$708,001
Less the Trust's proportionate share of:
Capital costs recovered	(38,019)	(19,183)	(26,982)	(15,553)
Operating costs	(587,813)	(147,349)	(432,186)	(225,473)

Net proceeds(2)	$137,849	$121,825	$1,300,711	$466,975

Royalty income(2)	$279,199	$121,940	$1,300,711	$466,975

Average sales price	$1.93	$14.99	$3.79	$25.03

Average production costs(3)	$4.32	$20.48	$1.34	$12.92

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	145,024	8,133	343,029	18,657

	Nine Months Ended September 30,
	2015		2014
	Natural Gas	Oil, Condensate and Natural Gas Liquids	Natural Gas	Oil, Condensate and Natural Gas Liquids
The Trust's proportionate share of Gross Proceeds(1)	$2,698,616	$917,461	$4,530,909	$2,409,277
Less the Trust's proportionate share of:
Capital costs recovered	(88,134)	(40,906)	(105,425)	(73,037)
Operating costs	(1,608,760)	(423,519)	(1,378,854)	(764,535)

Net proceeds(2)	$1,001,722	$453,036	3,046,630	1,571,705

Royalty income(2)	$1,193,238	$453,151	3,046,630	1,571,705

Average sales price	$2.56	$14.43	$3.86	$28.27

Average production costs(3)	$3.64	$14.79	$1.88	$15.07

	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	466,351	31,412	788,508	55,590

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

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO were approximately $299 as of September 30, 2015 and $299 for the three months ended September 30, 2015. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $187,089 and $4,243, respectively as of September 30, 2015. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $138,273 and $2,893, respectively for the three months ended September 30, 2015. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust. There was a $677 joint venture audit adjustment by Linn for the quarter ended March 31, 2015.

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

Three Months Ended September 30, 2015 and 2014

Financial Review

	Three Months Ended September 30,
	2015	2014
Royalty income	$401,139	$1,810,554
Interest income	—	—
General and administrative income (expense)	10,823	(36,556)

Distributable income	$411,962	$1,773,998

Distributable income per unit	$0.2211	$0.9519

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $401,139 in the third quarter of 2015, a decrease of approximately 78% as compared to $1,810,554 in the third quarter of 2014, primarily as a result of lower natural gas and natural gas liquids prices, reduced production of natural gas and natural gas liquids and increased capital expenditures and operating costs in the third quarter of 2015 as compared to the third quarter of 2014. In addition, the Trust income distribution for the month of September 2014 included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods.

        General and Administrative income for the quarter ended September 30, 2015 was $10,823 which was the result of net reimbursements of $49,826 from the second quarter of 2015 exceeding Trust expenses of $39,003 for the third quarter of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended September 30, 2015 was $347,952, representing $0.1867 per unit, compared to

$1,773,998, representing $0.9519 per unit, for the quarter ended September 30, 2014. Based on 1,863,590 units outstanding for the quarters ended September 30, 2015 and 2014, respectively, the per unit distributions were as follows:

	2015	2014
July	$0.0614	$0.2199
August	0.0572	0.2717
September	0.0681	0.4603

	$0.1867	$0.9519

        As of September 30, 2015, there were $8,416 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015 and $2,877 from the quarter ended June 30, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March, June and September distribution press releases on March 20, 2015, June 17, 2015 and September 16, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015, June 30, 2015 and September 30, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the three months ended September 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $3,806. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the third quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $49,826 and by $17,990 of royalty income received from Linn Energy in September 2015 after the distribution to Unitholders had been announced for the month of September 2015. Such royalty income was included in the October 2015 distribution to Unitholders. As of September 30, 2015, the reserve for unknown contingent liabilities and expenses was $1,009,574, which was included in cash and short term investments. The Trust has subsequently received $8,416 of the expected expense reimbursement cash receipts as of November 13, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 38% of the Royalty income of the Trust during the third quarter of 2015.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2014 the primary purchaser was Oneok Gas Marketing, Inc. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. As discussed below, overall market prices received for natural gas from the Hugoton Royalty Properties were lower in the third quarter of 2015 compared to the third quarter of 2014.

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

        Royalty income attributable to the Hugoton Royalty decreased to $152,433 in the third quarter of 2015 from $599,284 in the third quarter of 2014 primarily due to decreases in natural gas and natural gas liquids prices and lower natural gas and natural gas liquids volumes, offset in part by reduced capital expenditures and lower operating costs from the Hugoton Royalty Properties. In addition, the Trust income distribution for the month of September 2014 included $52,868. PNR advised the Trust that such amount represents the Trust's share of an audit settlement completed regarding the Satanta plant.

        The average price received in the third quarter of 2015 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.08 per Mcf and $12.87 per barrel, respectively, as compared to $4.79 per Mcf and $34.15 per barrel, respectively, in the third quarter of 2014. Net production of natural gas attributable to the Hugoton Royalty decreased to 36,205 Mcf in the third quarter of 2015 from 72,886 Mcf in the third quarter of 2014. Net production of natural gas liquids attributable to the Hugoton Royalty decreased to 3,171 barrels in the third quarter of 2015 from 5,777 barrels in the third quarter of 2014. Actual production volumes from the Hugoton properties decreased to 96,115 Mcf of natural gas and 8,583 barrels of natural gas liquids in the third quarter of 2015 as compared to 113,184 Mcf of natural gas and 8,970 barrels of natural gas liquids for the same period in 2014.

        The Hugoton capital expenditures were $124 in the third quarter of 2015, as compared to $3,472 in the third quarter of 2014. Operating costs were $254,170 in the third quarter of 2015, a decrease of approximately 15% as compared to $297,941 in the third quarter of 2014. The decrease in operating costs was due primarily to cost saving initiatives.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $248,706 during the third quarter of 2015 as compared with Royalty income of $738,626 during the third quarter of 2014. This decrease in Royalty income was due primarily to a decrease in natural gas and natural gas liquids prices, decreased production of natural gas liquids and an increase in capital expenditures, offset in part by increased natural gas production and lower operating costs for the third quarter of 2015 compared to the third quarter of 2014. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 108,819 Mcf of natural gas and 4,962 barrels of natural gas liquids in the third quarter of 2015, as compared to 126,053 Mcf of natural gas and 12,880 barrels of natural gas liquids in the third quarter of 2014. The average price received in the third quarter of 2015 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.54 per Mcf and $16.35 per barrel, respectively, compared to $3.72 per Mcf and $20.94 per barrel during the same period in 2014. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 236,389 Mcf in the third quarter of 2015 from 187,907 Mcf of natural gas for the same period in 2014. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 14,687 barrels in the third quarter of 2015 from 21,169 barrels for the same period in 2014. The overall decrease in production volumes is consistent with a normal decline in production for this field.

        Capital expenditures on these properties were $56,553 in the third quarter of 2015, an increase of approximately 45% as compared to $39,063 in the third quarter of 2014. The increase in capital expenditure was due to increased spending on facilities in the third quarter of 2015 compared with the third quarter of 2014. Operating costs were $236,055 in the third quarter of 2015, a decrease of approximately 27% as compared to $322,789 in the third quarter of 2014 due to a decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas and natural gas liquids.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $0 during the third quarter of 2015, compared to $482,644 during the third quarter of 2014. This decrease in Royalty income was due primarily to increased operating expenses in the third quarter of 2015 compared to the third quarter of 2014, a decrease in the price received for natural gas and lower natural gas production in the third quarter of 2015 compared to the third quarter of 2014. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 0 Mcf of natural gas during the third quarter of 2015 with 144,089 Mcf of natural gas attributable to the Trust during the third quarter of 2014. The average price received in the third quarter of 2015 for natural gas sold from the San Juan Basin Colorado Properties was $1.38 per Mcf, as compared to average price of $3.35 per Mcf for the third quarter of 2014. Actual production volumes attributable to the San Juan Basin Colorado Properties decreased to 75,478 Mcf of natural gas in the third quarter of 2015 from 155,308 Mcf of natural gas for the same period in 2014.

        Operating costs on these properties were $244,937 in the third quarter of 2015 as compared to $36,929 in the third quarter of 2014 due primarily to repairs and recompletions in the third quarter of 2015 compared with the third quarter of 2014.

Nine Months Ended September 30, 2015 and 2014

Financial Review

	Nine Months Ended September 30,
	2015	2014
Royalty income	$1,647,067	$5,542,798
Interest income	25	35
General and administrative expense	(130,268)	(126,399)

Distributable income	$1,516,824	$5,416,434

Distributable income per unit	$0.8139	$2.9065

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,647,067 for the nine months ended September 30, 2015, a decrease of approximately 70% as compared to $5,542,798 for the nine months ended September 30, 2014, primarily as a result of decreased natural gas and natural gas liquids prices and production volumes, offset in part by reduced capital expenditures and lower operating costs in the first nine months of 2015 as compared to the first nine months of 2014. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the nine months ended September 30, 2014 were $934,463 and $369,585, respectively.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the nine months ended September 30, 2015 was $1,507,250, representing $0.8088 per unit, compared to $1,773,998, representing $0.9519 per unit, for the quarter ended September 30, 2014.

        As of September 30, 2015, there were $8,416 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015 and $2,877 from the quarter ended June 30, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March, June and September distribution press releases on March 20, 2015, June 17, 2015 and September 16, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015, June 30, 2015 and September 30, 2015. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the

Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the nine months ended September 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $174,126. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the nine months ended September 30, 2015 related to expense reimbursement cash receipts for previous periods totaling $165,710 and by $17,990 of royalty income received from Linn Energy in September 2015 after the distribution to Unitholders had been announced for the month of September 2015. Such royalty income was included in the October 2015 distribution to Unitholders. As of September 30, 2015, the reserve for unknown contingent liabilities and expenses was $1,009,574, which was included in cash and short term investments. The Trust has subsequently received $8,416 of the expected expense reimbursement cash receipts as of November 13, 2015, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 44% of the Royalty income of the Trust during the nine months ended September 30, 2015.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $729,390 for the nine months ended September 30, 2015 from $2,533,561 for the same period in 2014 primarily due to lower prices for natural gas and natural gas liquids, lower natural gas and natural gas liquids production volumes, offset in part by reduced operating costs and capital expenditures from the Hugoton Royalty Properties in the first nine months of 2015 compared to the first nine months of 2014. In addition, the Trust income distribution for the month of April 2014 included $881,595. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. The Trust income distribution for the month of September 2014 also included $52,868. PNR advised the Trustee that such amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. The average price received in the first nine months of 2015 for natural gas and natural gas liquids sold from the Hugoton field was $3.54 per Mcf and $14.48 per barrel, respectively, compared to $4.60 per Mcf and $37.56 per barrel, respectively, during the same period in 2014. Net production attributable to the Hugoton Royalty Properties decreased to 156,549 Mcf of natural gas and 12,053 barrels of natural gas liquids for the nine months ended September 30, 2015 as compared to 217,071 Mcf of natural gas and 15,990 barrels of natural gas liquids for the nine months ended September 30, 2014. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 304,013 Mcf of natural gas and 24,791 barrels of natural gas liquids in the nine months ended September 30, 2015 as compared to 342,170 Mcf of natural gas and 25,309 barrels of natural gas liquids for the same period in 2014. The decrease in natural gas and natural gas liquids volumes was due primarily to natural decline as well as a reduced capital program due to the lower commodity price environment during the third quarter of 2015 compared with the third quarter of 2014.

        Capital expenditures on these properties were $10,388 during the nine months ended September 30, 2015, a decrease of approximately 54% as compared to $22,633 during the nine months ended September 30, 2014. Operating costs were $696,088 during the nine months ended September 30, 2015, a decrease of approximately 23% as compared to $901,649 during the nine months ended September 30, 2014 due to cost saving initiatives.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $900,128 for the first nine months of 2015 compared to $2,406,434 for the first nine months of 2014. The decrease in Royalty income was due primarily to lower natural gas and natural gas liquids prices and lower production volumes for both natural gas and natural gas liquids, offset in part by reduced capital expenditures and lower operating costs in the first nine months of 2015 from the San Juan Basin properties compared to the same period in 2014. The average price received in the nine months ended September 30, 2015 for natural gas and natural gas liquids sold from the San Juan Basin Royalty Properties located in the state of New Mexico was $2.07 per Mcf and $14.39 per barrel, respectively, compared to $3.75 per Mcf and $24.52 per barrel, respectively, during the same period in 2014. Net production attributable to the San Juan Basin Royalty located in New Mexico was 300,704 Mcf of natural gas and 19,358 barrels of natural gas liquids for the nine months ended September 30, 2015 as compared to 382,828 Mcf of natural gas and 39,600 barrels of natural gas liquids for the nine months ended September 30, 2014. Actual production volumes attributable to the San Juan Basin Royalty Properties increased to 595,859 Mcf of natural gas and decreased to 44,368 barrels of natural gas liquids in the nine months ended September 30, 2015 as compared to 571,565 Mcf of natural gas and 65,663 barrels of natural gas liquids for the same period in 2014.

        San Juan Basin—New Mexico capital expenditures were $118,127 during the nine months ended September 30, 2015, a decrease of approximately 24% as compared to $155,829 during the nine months ended September 30, 2014. This decrease is due to decreased spending on facilities during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Operating costs were $772,781 during the nine months ended September 30, 2015, a decrease of approximately 26% as compared to $1,039,877 during the nine months ended September 30, 2014. The decrease in operating costs was primarily affected by the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas and natural gas liquids.

        Royalty income from the San Juan Basin—Colorado was $17,549 for the nine months ended September 30, 2015, compared to $612,803 during the same period in 2014. The Trust income distribution for the month of September 2014 included $369,585 from BP. BP advised the Trustee that $369,585 amount includes the Trust's share of an audit adjustment related to related to prior periods. The decrease in Royalty income was primarily the result of increased operating costs, lower prices for natural gas and reduced natural gas production in the nine months ended September 30, 2015 compared to the same period in 2014. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 9,099 Mcf of natural gas during the nine months ended September 30, 2015 with 188,610 Mcf of natural gas attributable to the Trust during the same period in 2014. The average price received for the nine months ended September 30, 2015 for natural gas sold from the San Juan Basin—Colorado properties was $1.93 per Mcf, compared to $3.25 per Mcf received during the same period in 2014. Actual production volumes attributable to the San Juan Basin—Colorado properties decreased to 204,700 Mcf of natural gas for the nine months ended September 30, 2015 as compared to 250,793 Mcf of natural gas for the same period in 2014.

        Operating costs on these properties were $563,410 for the nine months ended September 30, 2015 an increase of approximately 179% as compared to $201,863 in the same period in 2014 due primarily to the increase in repairs and recompletions in the nine months ended September 30, 2015 compared to the same period in 2014.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I, Item 1A. "Risk Factors—"Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the working interests owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

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

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in Item 1A to Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2014.

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

			SEC File or Registration Number	Exhibit Number
4	(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)
4	(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)
4	(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)
4	(d)*
		Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)
4	(e)*
		Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)
31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Royalty Trust
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ ELAINA CONLEY Elaina Conley Vice President

Date: November 13, 2015

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