Form 10-K
period 2015-12-31
MESA ROYALTY TRUST/TX
filed 2016-03-30
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Global Corporate Trust
601 Travis Street, Floor 17 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant's telephone number, including area code: 713-483-6020

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2015 of $14.00 was approximately $26,090,260.

         As of March 30, 2016, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the working interest owners, who operate the oil and gas properties in which the Trust holds interests, have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

  •
  The Trust's withholding of cash reserves for contingent liabilities and expenses in accordance with the Trust Indenture;

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

ii

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

        The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 601 Travis Street, Floor 17, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        The Trust was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc. ("ConocoPhillips"). ConocoPhillips sold most of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, Linn Energy Holdings, LLC ("Linn") refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

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

        The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval by the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $2,076,841 and $6,692,021 for the years 2015 and 2014, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

        In 1985, the Trust Indenture was amended at a special meeting of unitholders and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.56% of the original Royalty (such transfer, the "1985 Assignment"). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust, distributable income and related Trust reserves, effective April 1, 1985. See Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        The Trust has no employees. Administrative functions of the Trust are performed by the Trustee.

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 30, 2016.

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

        As of December 31, 2015, there were $6,739 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its December distribution press release on December 17, 2015, and included these amounts in distributions payable and distributable income per unit as of December 31, 2015.

        The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the year ended December 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $180,865. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the twelve months ended December 31, 2015 related to expense reimbursement cash receipts for previous periods totaling $174,126. As of December 31, 2015, the reserve for unknown contingent liabilities and expenses was $993,261, which was included in cash and short term investments. The Trust has subsequently received $6,739 of the expected expense reimbursement cash receipts as of January 31, 2016, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

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

Producing Acreage and Wells as of December 31, 2015

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

Hugoton Field

        The principal property interest conveyed to the Trust accounts was carved out of Linn's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2039.

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

San Juan Basin

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in Northwestern New Mexico and Southwestern Colorado. PNR completed the sale of its underlying interest in the San Juan Basin Royalty Properties to ConocoPhillips on April 30, 1991. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market. ConocoPhillips subsequently sold its underlying interest in substantially all of the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. See "Description of the Trust" under Item 1 of this Form 10-K.

Drilling

        There were no exploratory wells drilled on the Royalty Properties during 2015, 2014 or 2013.

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2015. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, Moscow and Algiers. The firm's more than 100 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

        The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Petroleum Engineer in the State of Texas with more than 40 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1974 and he is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists.

        The Hugoton Area and San Juan Basin Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

        Estimates of the gross and net proved reserves, as of December 31, 2015, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Linn	Red Willow	XTO	Total
Proved Developed
Oil and Condensate, Mbbl	0	6	0	0	0	6
Natural Gas Liquids, Mbbl	0	220	66	0	1	287
Gas, MMcf	1,314	2,744	1,159	19	14	5,250
Proved Undeveloped
Oil and Condensate, Mbbl	0	0	0	0	0	0
Natural Gas Liquids, Mbbl	0	0	0	0	0	0
Gas, MMcf	0	0	0	0	0	0
Total, Proved
Oil and Condensate, Mbbl	0	6	0	0	0	6
Natural Gas Liquids, Mbbl	0	220	66	0	1	287
Gas, MMcf	1,314	2,744	1,159	19	14	5,250

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2015, under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Linn	Red Willow	XTO	Total
Future Net Revenue(1)	2,242	10,166	4,981	36	66	17,491

	BP	Conoco	Pioneer	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	1,548	5,797	3,314	25	40	10,724

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99.1 for more information.

        The Reserve Report was delivered to the Trustee on February 22, 2016. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$40.49 per Bbl; (2) NGL prices—$16.87 per Bbl for San Juan properties, $14.06 per Bbl for Hugoton properties; and (3) natural gas prices—$2.26 per Mcf for San Juan properties, 3.50 per Mcf for Hugoton properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board ("FASB"). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2015, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by Linn from the Hugoton field and attributable to the Royalty accounted for approximately 43% of the Royalty income of the Trust during 2015.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2015, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years, commencing June 1, 1995. Thereafter, this contract has renewed on a year to year basis. WRI subsequently assigned its rights and obligations under the Gas Transportation Agreement to Oneok Field Services ("Oneok"), and PNR subsequently assigned its rights and obligations under the Gas Transportation Agreement to

Linn. The current term will remain in effect through May 31, 2016, at which point Oneok has provided notice to terminate. In their termination notice issued May 12, 2015, Oneok noted they were agreeable to negotiating a new agreement in order to continue to provide gathering and compression service. On January 1, 2016, Linn Midstream acquired the gathering line from Oneok. Oneok will continue to provide compression under a new Gas Compression Agreement effective January 1, 2016 through December 31, 2018, and then month-to-month thereafter, at a rate of $.13 per Mcf, to be escalated beginning April 1, 2017, and annually each April 1 thereafter using the Consumer Price Index. Linn Midstream will provide gathering services under a new Gas Gathering Agreement effective January 1, 2016, under a three year agreement that continues month-to-month thereafter, at a rate of $.06 per Mcf, to be escalated beginning April 1, 2017, and annually each April 1 thereafter using the Consumer Price Index.

        Pursuant to the terms of the Gas Transportation Agreement, WRI initially agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to PNR at the inlet of PNR's Satanta Plant. PNR agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996. Beginning July 1, 2007, the Hugoton and Panoma fields are considered a single, common source of supply and operate under a single combined Basic Proration Order ("BPO"). After July 1, 2007, the wells in each of these fields are allowed to produce at their open flow potential and will no longer be subject to allowable restrictions and any and all overage or underage that a well may have accrued will be cancelled.

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 55% of the Royalty income of the Trust during 2015. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The Henry Hub Natural Gas Spot Prices were $3.73 per mcf in 2013, increased to $4.37 per mcf in 2014 and decreased to $2.62 per mcf in 2015 according to the Energy Information Administration of the Department of Energy. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in these periods. Because of the time lag between the date on which the working interest owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods.

Competition

        The production and sale of gas in the Hugoton field and San Juan Basin areas are highly competitive, and the working interest owners' competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin areas. The working interest owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. Linn has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plant. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a small number of distribution companies.

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

        Hydraulic Fracturing.    It is customary to recover oil and natural gas from deep shale, tight sand and coal bed formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Conventional hydraulic fracturing techniques are used to increase production in vertical wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities and issued a draft report in June 2015 for public review.

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

        Climate Change.    In the recent Congressional session, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary source of greenhouse gases above certain thresholds to report, limit or control such emissions. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA's regulatory authority. The EPA has also promulgated regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector, which may affect demand for oil and gas. Pursuant to President Obama's Strategy to Reduce Methane Emissions, and as part of the Administration's efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. The EPA is expected to propose in spring of 2016 new regulations that will set methane emission standards for new and modified oil and gas facilities. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships.

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

        Crude oil prices have been volatile the last several years and, since the second half of 2014 have declined substantially from historic highs and may remain depressed for the forseeable future. In 2015, crude oil prices per Bbl ranged from a high of approximately $62.58 to a low of approximately $33.98. The NYMEX crude oil spot prices per Bbl were $98.42, $53.27 and $37.04 as of December 31, 2013, 2014 and 2015, respectively. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

Any additional decreases in prices of natural gas may materially and adversely affect our cash generated from operations, results of operations and reduce net proceeds available to the Trust and distributions to Trust unitholders.

        During the eight years prior to December 31, 2015, gas prices at Henry Hub have ranged from a high of $13.31 per MMBtu in 2008 to a low of $1.82 per MMBtu in 2012. On December 31, 2015, the Henry Hub spot market price of gas was $2.28 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale)

reservoirs, without an offsetting increase in demand. The expected increase in natural gas production, could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of our estimated reserves and reduce net proceeds and the amount of cash we would otherwise have available to pay cash distributions to unitholders.

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

The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Indenture, which would reduce Net Proceeds available to the Trust and distributions to Trust unitholders.

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

        Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale and coal formations, as well as tight conventional formations including many of those Royalty properties in which the Trust holds an interest. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Several states including those where Royalty properties are located have adopted legislation requiring the public disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Further, the EPA has initiated a study of the impacts of hydraulic fracturing and issued a draft report in June 2015. In addition, any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business and required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production.

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

Unitholders have limited voting rights.

        Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Additionally, Trust unitholders have no voting rights in Linn or ConocoPhillips. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

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

The future financial condition of operators of the underlying properties could impede the operation of wells.

        The value of the Royalty and the Trust's ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators' future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators.

        In the event of the bankruptcy of any operator of the underlying properties, the working interest owners in the affected properties, creditors or the debtor-in-possession would have to seek a new party to perform the operations of the affected wells. The creditors or debtor-in-possession may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms or within a reasonable period of time. As a result, such a bankruptcy may result in reduced production of reserves and decreased distributions to unitholders.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2015 and December 31, 2014, were as follows:

	2015			2014
Quarter	High	Low	Distribution	High	Low	Distribution
First	$26.33	$17.42	$0.3986	$26.72	$20.78	$0.6445
Second	$22.58	$13.75	$0.2235	$37.60	$25.12	$1.3100
Third	$14.21	$7.40	$0.1867	$36.20	$25.00	$0.9519
Fourth	$10.96	$5.67	$0.2227	$34.90	$20.51	$0.5994

        At March 30, 2016, the 1,863,590 units outstanding were held by 640 unitholders of record.

Item 6.    Selected Financial Data.

	2015	2014	2013	2012	2011
Royalty income	$2,076,841	$6,692,021	$3,625,454	$3,781,422	$6,661,178
Distributable income	$1,915,663	$6,533,548	$3,462,518	$3,601,394	$6,507,541
Distributable income per unit	$1.0279	$3.5059	$1.8580	$1.9325	$2.9554
Total assets at year end	$4,143,131	$5,130,947	$5,669,212	$6,315,203	$7,438,593

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

        The Trustee engaged an independent consulting firm to audit revenues, expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust for certain audit exceptions noted by the Trustee for calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. However, the Trust continues to review certain potential audit exceptions with respect to various operators, including potential PNR audit exceptions subsequent to 2013. These reviews with respect to payments made by PNR and other working interest owners and audits are ongoing. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount includes the Trust's share of an audit adjustment related to prior periods.

        As of December 31, 2015, there were $6,739 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its December distribution press release on December 17, 2015, and included these amounts in distributions payable and distributable income per unit as of December 31, 2015.

        The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the year ended December 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $180,865. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the twelve months ended

December 31, 2015 related to expense reimbursement cash receipts for previous periods totaling $174,126. As of December 31, 2015, the reserve for unknown contingent liabilities and expenses was $993,261, which was included in cash and short term investments. The Trust has subsequently received $6,739 of the expected expense reimbursement cash receipts as of January 31, 2016, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

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

  Financial Review

  Years 2015 and 2014

	Years Ended December 31,
	2015	2014
Royalty income	$2,076,841	$6,692,021
Interest income	29	71
General and administrative expenses	(161,207)	(158,544)

Distributable income	$1,915,663	$6,533,548

Distributable income per unit	$1.0279	$3.5059

        The Trust's Royalty income was $2,076,841 in 2015, a decrease of approximately 69% as compared to $6,692,021 in 2014, primarily as a result of lower prices for natural gas, natural gas liquids and oil and condensate and decreased natural gas and natural gas liquids production volumes, offet in part by reduced capital expenditures and operating costs in 2015 compared with 2014. The Trustee engaged an independent consulting firm to audit revenues and expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust approximately $747,000 for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2012 with regard to payments made by PNR to the Trust under the Conveyance. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. These reviews with respect to payments made by other working interest owners and audits are ongoing. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust. The Trust's Interest income in

2015 was $29, a decrease from $71 in 2014. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and administrative expense increased to $161,207 in 2015 compared with $158,544 in 2014. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount included the Trust's share of an audit adjustment related to prior periods.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income for the twelve months ended December 31, 2015 was $1,915,663, representing $1.0279 per unit, compared to $6,533,548, representing $3.5059 per unit, for the twelve months ended December 31, 2014.

        The Trustee was due $475,000 for its services for the year ended December 31, 2015. The Trust paid $433,253 of this amount to the Trustee, and $41,747 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% return through December 16, 2015 and 2.00% through December 31, 2015. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $48,775 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2015 such fees were $433,253. Reimbursements received for year ended December 31, 2015 were $383,676. For the year ended December 31, 2014 such fees were $408,802. Reimbursements received for the year ended December 31, 2014 were $362,023.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $903,158 in 2015, a decrease of approximately 70%, as compared to 2,990,812 in 2014, primarily due to lower prices for natural gas and natural gas liquids and decreased production volumes for natural gas and natural gas liquids, offset in part by reduced capital expenditures and operating costs during 2015 compared to 2014. There was a $677 joint venture audit adjustment by PNR for the quarter ended March 31, 2015. The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trust income distribution for the month of September 2014 also included $52,868. PNR advised the Trustee that such amount represents the Trust's share of an audit settlement completed regarding the Satanta plant.

        The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $3.47 per Mcf and $13.83 per Bbl, respectively, in 2015 as compared to $4.54 per Mcf and $36.22 per Bbl, respectively, in 2014. Net production attributable to the Hugoton Royalty was 199,976 Mcf of natural gas and 15,080 barrels of natural gas liquids in 2015 as compared with 285,478 Mcf of natural gas and 20,991 barrels of natural gas liquids in 2014. Actual production volumes attributable to the Hugoton properties were 404,456 Mcf of natural gas and 31,793 barrels of natural gas liquids in 2015 as compared with 454,417 Mcf of natural gas and 33,496 barrels of natural gas liquids in 2014. The decrease in natural gas and natural gas liquids volumes was due primarily to natural decline as well as a reduced capital program due to the lower commodity price environment during 2015 compared with 2014.

        The Hugoton capital expenditures were $11,961 for 2015, a decrease of approximately 51% as compared to $24,448 for 2014, due to a reduction in development capital in 2015 compared to 2014. Operating costs were $927,735 during 2015, a decrease of approximately 22% as compared to $1,193,822 during 2014 due primarily to cost savings initiatives.

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

  San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $1,140,015 in 2015 as compared to $3,037,761 in 2014, a decrease of approximately 62%. The decrease in Royalty income was due primarily to lower prices and reduced production volumes for natural gas, natural gas liquids and oil and condensate during 2015 as compared to 2014, offset in part by a decrease in capital expenditures and operating costs in 2015 compared with 2014. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 352,323 Mcf of natural gas, 23,657 barrels of natural gas liquids and 932 barrels of oil and condensate in 2015 as compared 498,936 Mcf of natural gas, 50,154 barrels of natural gas liquids and 1,377 barrels of oil and condensate in 2014. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 710,322 Mcf of natural gas, 57,148 barrels of natural gas liquids and 1,864 barrels of oil and condensate in 2015 as compared with 748,708 Mcf of natural gas, 83,159 barrels of natural gas liquids and 2,056 barrels of oil and condensate in 2014. The average price received for natural gas, natural gas liquids and oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $2.24 per Mcf, $13.30 per barrel and $39.80 per barrel, respectively, in 2015 compared with $3.67 per Mcf, $21.77 per barrel and $83.52 per barrel, respectively, in 2014.

        San Juan—New Mexico capital expenditures were $148,158 during 2015, a decrease of approximately 23% as compared $191,625 during 2014. This decrease is due to decreased spending on facilities during 2015 when compared to 2014. Operating costs were $1,023,487 during 2015, a decrease of approximately 23% as compared to $1,336,596 during 2014. The decrease in operating costs was primarily the result of the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas and natural gas liquids.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $17,549 in 2015 as compared to $663,448 in 2014 a decrease of approximately 97%. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount includes the Trust's share of an audit adjustment related to prior periods.. The Trust income distribution for the month of September 2014 included $369,585 from BP. BP advised the Trustee that $369,585 amount includes the Trust's share of an audit adjustment related to related to prior periods. The decrease in royalty income was primarily the result of lower natural gas prices received in 2015 and an increase in operating costs, offset in part by an increase natural gas production during 2015 compared with 2014. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 9,556 Mcf of natural gas in 2015 as compared to 208,392 Mcf of natural gas in 2014. The average price received for natural gas from these San Juan Basin properties was $1.84 per

Mcf in 2015 as compared with $3.18 per Mcf in 2014. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 314,303 Mcf in 2015 as compared with 298,925 Mcf in 2014. The increase in natural gas production in 2015 compared to 2014 is the result of increased recovery efforts. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin, Colorado Properties during 2015 and 2014. Operating costs were $624,929 during 2015 compared to $288,103 during 2014. The increase in operating costs was due primarily to repairs and recompletions in 2015 compared with 2014.

  Years 2014 and 2013

	Years Ended December 31,
	2014	2013
Royalty income	$6,692,021	$3,625,454
Interest income	71	107
General and administrative expenses	(158,544)	(163,043)

Distributable income	$6,533,548	$3,462,518

Distributable income per unit	$3.5059	$1.8580

        The Trust's Royalty income was $6,692,021 in 2014, an increase of approximately 85% as compared to $3,625,454 in 2013, primarily as a result of higher prices for natural gas and lower capital expenditures, offset in part by increased operating costs and lower prices for natural gas liquids and oil and condensate in 2014 compared with 2013. The Trustee engaged an independent consulting firm to audit revenues and expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust approximately $747,000 for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2012 with regard to payments made by PNR to the Trust under the Conveyance. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. These reviews with respect to payments made by other working interest owners and audits are ongoing. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust. The Trust's Interest income in 2014 was $71, a decrease from $107 in 2013. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, General and administrative expense decreased to $158,544 in 2014 compared with $163,043 in 2013.

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

  San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $3,037,761 in 2014 as compared to $1,975,826 in 2013, an increase of 54%. The increase in Royalty income was due primarily to decreased capital expenditures, higher natural gas prices and increased natural gas production offset in part by and an increase in operating costs, lower natural gas liquids and oil and condensate prices and reduced natural gas liquids and oil and condensate production in 2014 compared with 2013. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 498,936 Mcf of natural gas, 50,154 barrels of natural gas liquids and 1,377 barrels of oil and condensate in 2014 as compared to 360,397 Mcf of natural gas and 36,233 barrels of natural gas liquids and 1,125 barrels of oil and condensate in 2013. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 748,708 Mcf of natural gas, 83,159 barrels of natural gas liquids and 2,056 barrels of oil and condensate in 2014 as compared with 719,699 Mcf of natural gas, 85,745 barrels of natural gas liquids and 2,210 barrels of oil and condensate in 2013. The average price received for natural gas, natural gas liquids and oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $3.67 per Mcf, $21.77 per barrel and $83.52 per barrel, respectively, in 2014 compared with $2.81 per Mcf, $23.97 per barrel and $84.45 per barrel, respectively, in 2013.

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

SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	Hugoton				San Juan New Mexico			San Juan Colorado					Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids		Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2015:
The Trust's proportionate share of—Gross Proceeds(1)	$1,402,691	$439,486	$—		$1,594,572	$643,318	$74,094	$565,519	$—		$—		$3,562,781	$1,082,804	$74,094
Less the Trust's proportionate share of—Capital costs	(8,718)	(3,243)	—		(101,100)	(42,210)	(4,848)	(525)	—		—		(110,343)	(45,453)	(4,848)
Operating costs	(700,055)	(227,680)	—		(704,588)	(286,700)	(32,199)	(624,929)	—		—		(2,029,572)	(514,380)	(32,199)

Net Proceeds(2)	$693,918	$208,563	$—		$788,884	$314,408	$37,047	$(59,935)	$—		$—		$1,422,866	$522,971	$37,047

Royalty Income(2)
Average Sales Price	$3.47	$13.83	$—		$2.24	$13.30	$39.81	$1.84	$—		$—		$2.67	$13.51	$39.81

Average Production Costs(3)	$3.54	$15.31	$—		$2.29	$13.90	$39.751	$65.45	$—		$—		$3.81	$14.45	$39.75
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf )	(Bbls	)	(Bbls	)	(Mcf )	(Mcf )	(Bbls )
Royalty paid(4)	199,976	15,080	—		352,323	23,657	932	9,556	—		—		561,855	38,737	932

Year ended December 31, 2014:
The Trust's proportionate share of—Gross Proceeds(1)	$2,061,962	$1,212,657	$—		$2,748,824	$1,645,482	$171,676	$951,551	$—		$—		$5,762,337	$2,858,139	$171,676
Less the Trust's proportionate share of—Capital costs	(15,087)	(9,361)	—		(114,348)	(69,965)	(7,312)	—	—		—		(129,435)	(79,326)	(7,312)
Operating costs	(750,805)	(443,017)	—		(803,754)	(483,452)	(49,390)	(288,103)	—		—		(1,842,662)	(926,469)	(49,390)

Net Proceeds(2)	$1,296,070	$760,279	$—		$1,830,722	$1,092,065	$114,974	$663,448	$—		$—		$3,790,240	$1,852,344	$114,974

Royalty Income(2)
Average Sales Price	$4.54	$36.22	$—		$3.67	$21.77	$83.52	$3.18	$—		$—		$3.82	$26.04	$83.52

Average Production Costs(3)	$2.68	$21.55	$—		$1.84	$11.03	$41.19	1.38	$—		$—		$1.99	$14.14	$41.19
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Mcf )	(Bbls )	(Mcf )	(Bbls	)	(Bbls	)	(Mcf )	(Mcf )	(Bbls )
Royalty paid(4)	285,478	20,991	—		498,936	50,154	1,377	208,392	—		—		992,805	71,145	1,377

Year ended December 31, 2013:
The Trust's proportionate share of—Gross Proceeds(1)	$1,705,696	$1,072,600	$—		$2,020,023	$1,734,310	$186,572	$519,724	$—		$—		$4,245,443	$2,806,910	$186,572
Less the Trust's proportionate share of—Capital costs	(261,177)	(153,123)	—		(347,358)	(300,061)	(32,885)	—	—		—		(608,535)	(453,184)	(32,885)
Operating costs	(760,897)	(482,422)	—		(660,246)	(565,827)	(58,702)	8,749	—		—		(1,412,394)	(1,048,249)	(58,702)

Net Proceeds(2)	$683,622	$437,055	$—		$1,012,419	$868,422	$94,985	$528,473	$—		$—		$2,224,514	$1,305,477	$94,985

Royalty Income(2)
Average Sales Price	$3.79	$31.89	$—		$2.81	$23.97	$84.45	$2.49	$—		$—		$2.95	$26.14	$84.45

Average Production Costs(3)	$5.67	$46.37	$—		$2.80	$23.90	$81.42	$.04	$—		$—		$2.68	$30.07	$81.42
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Mcf )	(Bbls )	(Mcf )	(Bbls	)	(Bbls	)	(Mcf )	(Mcf )	(Bbls )
Royalty paid(4)	180,375	13,705	—		360,397	36,233	1,125	212,362	—		—		753,134	49,938	1,125

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

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $1,107 and $478 as of December 31, 2015 and 2014. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $72,336 and $5,148, respectively, as of December 31, 2015. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust. There was a $677 joint venture audit adjustment by PNR for the quarter ended March 31, 2015. There was a $15,167 joint venture audit adjustment by BP for the quarter ended December 31, 2015.

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2015	2014	2013
Royalty income	$2,076,841	$6,692,021	$3,625,454
Interest income	29	71	107
General and administrative expenses	(161,207)	(158,544)	(163,043)

Distributable income	$1,915,663	$6,533,548	$3,462,518

Distributable income per unit	$1.0279	$3.5059	$1.8580

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2015	2014
ASSETS
Cash and short-term investments	$1,408,413	$2,117,114
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(39,763,316)	(39,484,201)

Total assets	$4,143,131	$5,130,947

LIABILITIES AND TRUST CORPUS
Distributions payable	$415,151	$1,117,114
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	3,727,980	4,013,833

Total liabilities and trust corpus	$4,143,131	5,130,947

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2015	2014	2013
Trust corpus, beginning of year	$4,013,833	$4,729,958	$5,484,813
Distributable income	1,915,663	6,533,548	3,462,518
Distributions to unitholders	(1,922,401)	(6,533,548)	(3,462,518)
Amortization of net overriding royalty interests	(279,115)	(716,125)	(754,855)

Trust corpus, end of year	$3,727,980	$4,013,833	$4,729,958

See accompanying notes to financial statements.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(1) Trust Organization and Provisions

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP") a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties have been operated by PNR. The San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in the notes to financial statements, Linn Energy Holdings, LLC ("Linn") refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for each of two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Linn, ConocoPhillips, and BP (collectively the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments

        As of December 31, 2015, there were $6,739 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its December distribution press release on December 17, 2015, and included these amounts in distributions payable and distributable income per unit as of December 31, 2015.

        The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. For the year ended December 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $180,865. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the twelve months ended December 31, 2015 related to expense reimbursement cash receipts for previous periods totaling $174,126. As of December 31, 2015, the reserve for unknown contingent liabilities and expenses was $993,261, which was included in cash and short term investments. The Trust has subsequently received $6,739 of the expected expense reimbursement cash receipts as of January 31, 2016, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $475,000 for its services for the year ended December 31, 2015. The Trust paid $433,253 of this amount to the Trustee, and $41,747 was allocated to offset against interest due to the Trust under the Trust Indenture.

        The Trustee engaged an independent consulting firm to audit revenues and expenses of certain working interest owners. As a result of the audit, the Trustee entered into a Settlement Agreement with one of the working interest owners, pursuant to which such working interest owner agreed to pay the Trust for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2013. As such, the Trust income distribution for the month of April 2014 included $881,595. The Trust income

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions (Continued)

distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. No amounts have been received related to audit adjustments for the year ended December 31, 2015. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust. There was a $677 joint venture audit adjustment by PNR for the quarter ended March 31, 2015. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount included the Trust's share of an audit adjustment related to prior periods.

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

        The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 17, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

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

(7) Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of December 31, 2015 and 2014, there were $78,591 and $478, respectively, of excess production costs. Excess production costs in the amounts of $1,107 and $478 as of December 31, 2015 and December 31, 2014, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the excess production costs. The remainder of the excess production costs in the amount of $77,484 as of December 31, 2015 related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $72,336 and $0 as of December 31, 2015 and December 31, 2014, respectively. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $5,148 and $0 as of December 31, 2015 and December 31, 2014, respectively.

(8) Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the twelve months ended December 31 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $180,864 and increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the 2015 related to

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(8) Distributable Income Per Unit (Continued)

expense reimbursement cash receipts for previous periods totaling $174,126. The effect on distributable income per unit is as follows:

	Twelve Months Ended December 31,
	2015	2014
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$1,915,663	$6,533,548
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(174,126)	—
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	180,864	—

Distributable income Available for Distribution	$1,922,401	$6,533,548

Distributable income Available for Distribution per unit	$1.0315	$3.5059

Units outstanding	1,863,590	1,863,590

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2015, 2014, 2013 and 2012 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2015, were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil and Condendate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2011	10,627	562,155	7,995,427

Revisions to previous estimates	(2,170)	(212,275))	(3,175,672)
Extensions, discoveries and other additions	—	—	—
Production	(1,012)	(59,398))	(805,628)

December 31, 2012	7,445	290,482	4,014,127

Revisions to previous estimates	1,205	63,818	1,706,076
Extensions, discoveries and other additions	—	—	—
Production	(1,125)	(49,938)	(753,134)

December 31, 2013	5,525	304,362	4,967,069

Revisions to previous estimates	4,034	154,309	2,229,311
Extensions, discoveries and other additions	—	—	—
Production	(1,377)	(71,145)	(992,805)

December 31, 2014	10,182	387,526	6,203,575

Revisions to previous estimates	(2,955)	(61,770)	(391,926)
Extensions, discoveries and other additions	—	—	—
Production	(932)	(38,737)	(561,855)

December 31, 2015	6,295	287,019	5,249,794

Proved Developed Reserves:
December 31, 2011	10,627	525,114	7,344,057

December 31, 2012	7,445	271,540	3,681,019

December 31, 2013	7,525	304,362	4,967,069

December 31, 2014	10,182	387,526	6,203,575

December 31, 2015	6,295	287,019	5,249,794

Proved Undeveloped Reserves:
December 31, 2011	—	37,040	651,370

December 31, 2012	—	18,942	333,108

December 31, 2013	—	—	—

December 31, 2014	—	—	—

December 31, 2015	—	—	—

•
The Hugoton Royalty represents 23%, 17%, and 19% of the estimated proved natural gas liquids reserves and 22%, 19%, and 21% of the estimated proved natural gas reserves as of December 31 of 2015, 2014 and 2013, respectively.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

•
The December 31, 2015, 2014, 2013 and 2012 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2015	2014	2013
	(In thousands)
The Trust's proportionate share of future gross proceeds	$40,987	$75,426	$56,094
Less the Trust's proportionate share of—Future operating costs	(23,495)	(40,806)	(32,788)
Future capital costs	(1)	(1)	(1)

Future royalty income	17,491	34,619	23,305
Discount at 10% per annum	(6,767)	(15,295)	(9,274)

Standardized measure of future royalty income from proved oil and gas reserves	$10,724	$19,324	$14,031

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2015	2014	2013
	(In thousands)
Standardized measure at beginning of year	$19,324	$14,031	$11,706

Revisions of previous estimates	2,695	7,781	8,790
Net changes in price and production costs	(11,309)	3,110	(3,664)
Extensions, discoveries and other additions	—	—	—
Royalty income	(2,077)	(6,692)	(3,625)
Accretion of discount	2,091	1,094	824

Net changes in standardized measure	(8,600)	5,293	2,325

Standardized measure at end of year	$10,724	$19,324	$14,031

•
The Hugoton Royalty represents approximately 30.9% and 28% of the standardized measure of future royalty income for 2015 and 2014, respectively.

•
Standardized measure at December 31, 2015 was calculated using natural gas prices of $3.50 per Mcf for Hugoton properties and $2.26 for the San Juan properties, natural gas liquids prices of $14.06 per Bbl for Hugoton properties and $16.87 per Bbl for the San Juan properties and oil and condensate prices of $40.49 per Bbl for the San Juan properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2015:
Royalty income	$790,090	$455,838	$401,139	$429,774
Distributable income	$625,159	$479,703	$411,962	$398,839
Distributable income per unit	$.3355	$.2574	$.2211	$.2139
2014:
Royalty income	$1,244,584	$2,487,660	$1,810,554	$1,149,223
Distributable income	$1,201,171	$2,441,265	$1,773,998	$1,117,114
Distributable income per unit	$.6445	$1.3100	$.9519	$.5994

Report of Independent Registered Public Accounting Firm

The Unit Holders of Mesa Royalty Trust and
Bank of New York Mellon, N.A., Trustee:

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As described in note 3 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2015 and 2014, and its distributable income and changes in its trust corpus for each of the years in the three-year period ended December 31, 2015, in conformity with the modified cash basis of accounting described in note 3.

/s/ KPMG LLP

Houston, Texas
March 30, 2016

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 (f) promulgated under the Securities and Exchange Act of 1934, as amended, and on the basis of accounting as described in Note 3 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in

"Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework (2013)," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2015.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2015.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2015 and 2014 and fees billed for other services rendered by KPMG LLP.

	2015	2014
Audit fees(1)	$525,000	$450,000
Audit-related fees	—	—
Tax fees(2)	$82,000	$82,000
All other fees	—	—

Total fees	$607,000	$532,000

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements and reimbursement for travel-related expenses related to the audit and quarterly reviews for the years ended December 31, 2015 and December 31, 2014. The Mesa Royalty Trust is reimbursed by the working interest owners for approximately 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders related to work performed on the taxes, returns and other items billed during 2015 and 2014. The Mesa Royalty Trust is reimbursed by the working interest owners for approximately 88.56% of general and administrative expenses incurred.

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

MESA ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE
By:	/s/ ELAINA CONLEY Elaina Conley Vice President & Trust Officer
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President & Trust Officer

March 30, 2016

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)

4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)

4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)

4(d	)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)

4(e	)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Summary Reserve Report from DeGolyer and MacNaughton

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Auditors KPMG LLP Houston, Texas	Counsel Andrews Kurth LLP Houston, Texas	Transfer Agent and Registrar The Bank of New York Trust Company, N.A. Austin, Texas 78701
Mesa Royalty Trust 601 Travis Street, Floor 17 Houston, Texas 77002

        This Annual Report on Form 10-K was distributed to unitholders as an Annual Report. Additional copies of this Annual Report will be provided, without charge, and copies of exhibits hereto will be provided, upon payment of a reasonable fee, upon written request from any unitholder to:

        Mesa Royalty Trust

        The Bank of New York Trust Company, N.A.

        Attention: Elaina Conley

        601 Travis Street, Floor 17

        Houston, Texas 77002

 This information may also be obtained from: http://mtr.investorhq.businesswire.com/