Form 10-Q
period 2016-03-31
MESA ROYALTY TRUST/TX
filed 2016-05-13
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016
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

         As of May 13, 2016—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Royalty income	$204,645	$790,090
Interest income	257	—
General and administrative expense	(48,680)	(164,931)

Distributable income	$156,222	$625,159

Distributable income per unit	$0.0838	$0.3355

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and short-term investments	$1,149,484	$1,408,413
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,804,393)	(39,763,316)

Total assets	$3,843,125	$4,143,131

LIABILITIES AND TRUST CORPUS
Distributions payable	$149,484	$415,151
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,693,641	3,727,980

Total liabilities and trust corpus	$3,843,125	$4,143,131

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Trust corpus, beginning of period	$3,727,980	$4,013,833
Distributable income	156,222	625,159
Distributions to unitholders	(149,484)	(742,777)
Amortization of net overriding royalty interest	(41,077)	(90,293)

Trust corpus, end of period	$3,693,641	$3,805,922

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Mesa Royalty Trust (the "Trust") was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips. ConocoPhillips sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014., at which point Linn Energy Holdings, LLC ("Linn") took over as operator. Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. The San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties unless otherwise indicated.

        Effective October 2, 2006, The Bank of New York Mellon Trust Company, N.A. (the "Trustee") succeeded JP Morgan Chase Bank, N.A. as Trustee of the Trust. JPMorgan Chase Bank, N.A. is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The terms of the Mesa Royalty Trust Indenture (as amended, the "Trust Indenture") provide, among other things, that:

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

        As of March 31, 2016, there were $0 of unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short term investments. The Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738. As of March 31, 2016, the reserve for unknown contingent liabilities and expenses was $1.0 million and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended March 31, 2016. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.00% return as of March 31, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $43,665 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2016, such reimbursements totaled $95,900. For the quarter ended March 31, 2015, trustee fees were $108,288. Reimbursements received for the quarter ended March 31, 2015 were $95,900.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2016 and December 31, 2015, there were $27,460 and $78,591, respectively, of excess production costs. Excess production costs in the amount of $1,603 and $1,107 as of March 31, 2016 and December 31, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $25,857 as of March 31, 2016 and $77,484 as of December 31, 2015, related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $19,776 and $72,336 as of March 31, 2016 and December 31, 2015, respectively. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $6,081 and $5,148 as of March 31, 2016 and December 31, 2015, respectively.

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the first

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738. The effect on distributable income per unit is as follows:

	Three Months Ended March 31,
	2016	2015
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$156,222	$625,159
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(6,738)	—
Withdrawal from (Increase to) Reserve for Contingent Liabilities and Expenses (See Note 1)	—	117,618

Distributable income Available for Distribution	$149,484	$742,777

Distributable income Available for Distribution per unit	$0.0802	$0.3986

Units outstanding	1,863,590	1,863,590

Note 7—Subsequent Events

Operator Bankruptcy

        On May 11, 2016, Linn Energy, LLC ("Linn Energy"), Linn's parent company, announced that Linn Energy, LinnCo, LLC ("LinnCo") and Berry Petroleum Company, LLC ("Berry" and together with Linn Energy and LinnCo, the "Linn Parties") entered into a Restructuring Support Agreement with holders of at least 66.67% by aggregate outstanding principal amounts of Linn Energy's Amended and Restated Credit Agreement, dated as of April 24, 2013, as amended, and Berry's Second Amended and Restated Credit Agreement, dated as of November 15, 2010, as amended. In order to implement the terms of the Restructuring Support Agreement, Linn Energy announced that the Linn Parties filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas. Linn Energy announced that it expects its operations across its asset base to continue in the ordinary course throughout the Chapter 11 process. For more information on the potential impact of the Linn Parties' bankruptcy filing on the Trust's financial condition and results of operations, see Part II Item 1A "Risk Factors—The financial condition of operators of the underlying properties could impede the operation of wells" in this Form 10-Q.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2016			2015
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$653,786	$175,721	$10,526	$1,109,638	$301,978	$20,195
Less the Trust's proportionate share of:
Capital costs recovered	(10,287)	(3,929)	(360)	(30,122)	(10,632)	(1,106)
Operating costs	(443,559)	(119,737)	(6,385)	(511,837)	(114,216)	(7,844)

Net proceeds(2)	$199,940	$52,055	$3,781	$567,679	$177,130	$11,245

Royalty income(2)	$148,594	$52,215	$3,836	$601,038	$177,130	$11,245

Average sales price	$1.98	$10.69	$26.79	$3.35	$13.88	$44.88

Average production costs(3)	$6.04	$25.31	$47.10	$3.02	$9.79	$35.72

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	75,111	4,887	143	179,286	12,759	251

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Linn and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs in the amount of $1,603 and $478 as of March 31, 2016 and March 31, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $19,776 and $6,081, respectively as of March 31, 2016. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $33,359 and $0, respectively as of March 31, 2015. The trust recovered prior period excess production costs of $52,560 related to the San Juan Basin—Colorado properties operated by BP during the quarter ended March 31, 2016. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

Three Months Ended March 31, 2016 and 2015

Financial Review

	Three Months Ended March 31,
	2016	2015
Royalty income	$204,645	$790,090
Interest income	257	—
General and administrative expense	(48,680)	(164,931)

Distributable income	$156,222	$625,159

Distributable income per unit	$0.0838	$0.3355

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $204,645 in the first quarter of 2016, a decrease of approximately 74% as compared to $790,090 in the first quarter of 2015, primarily as a result of lower natural gas, natural gas liquids and oil and condensate prices, and reduced production of natural gas, natural gas liquids and oil and condensate in the first quarter of 2016 as compared to the first in quarter of 2015, offset in part by decreased capital expenditures and operating costs in the first quarter of 2016 compared to the first quarter of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended March 31, 2016 was $149,484, representing $.0802 per unit, compared to 742,777, representing $.3986 per unit, for the quarter ended March 31, 2015. Based on 1,863,590 units outstanding for the quarters ended March 31, 2016 and 2015, respectively, the per unit distributions were as follows:

	2016	2015
January	$.0461	$.1634
February	.0237	.0726
March	.0104	.1626

	$.0802	$.3986

        As of March 31, 2016, there were $0 of unreimbursed expenses. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. The Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738. As of March 31, 2016, the reserve for unknown contingent liabilities and expenses was $1.0 million and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended March 31, 2016. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.00% return as of March 31, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $43,665 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2016, such reimbursements totaled $95,900. For the quarter ended March 31, 2015, trustee fees were $108,288. Reimbursements received for the quarter ended March 31, 2015 were $95,900.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 39% of the Royalty income of the Trust during the first quarter of 2016.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2016, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

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

        Royalty income attributable to the Hugoton Royalty decreased to $79,125 in the first quarter of 2016 from $374,302 in the first quarter of 2015 primarily due to decreases in natural gas and natural gas liquids prices, reduced natural gas and natural gas liquids volumes and increased operating costs from the Hugoton Royalty Properties, offset in part by a reduction in capital expenditures in the first quarter of 2016 compared to the first quarter of 2015. The average price received in the first quarter of 2016 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.94 per Mcf and $10.07 per barrel, respectively, as compared to $4.18 per Mcf and $16.59 per barrel, respectively, in the first quarter of 2015. Net production of natural gas attributable to the Hugoton Royalty decreased to 21,207 Mcf in the first quarter of 2016 from 69,422 Mcf in the first quarter of 2015. Net production of natural gas liquids attributable to the Hugoton Royalty decreased to 1,666 barrels in the first quarter of 2016 from 5,030 barrels in the first quarter of 2015. Actual production volumes from the Hugoton properties decreased to 95,591 Mcf of natural gas and to 7,322 barrels of natural gas liquids in the first quarter of 2016 as compared to 106,459 Mcf of natural gas and to 8,033 barrels of natural gas liquids for the same period in 2015.

        The Hugoton capital expenditures were $91 in the first quarter of 2016, as compared to $1,580 in the first quarter of 2015. Operating costs were $275,087 in the first quarter of 2016, an increase of approximately 36% as compared to $202,917 in the first quarter of 2015. The increase in operating costs was due primarily to increased labor and supervision costs.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $125,520 during the first quarter of 2016 as compared with Royalty income of $399,492 during the first quarter of 2015. This decrease in Royalty income was due primarily to a decrease in natural gas, natural gas liquids and oil and condensate prices and lower natural gas, natural gas liquids and oil and condensate production volumes for the first quarter of 2016 compared to the first quarter of 2015, offset in part by a reduction in capital expenditures and operating costs during the first quarter of 2016 compared to the first quarter of 2015. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 53,904 Mcf of natural gas, 3,221 barrels of natural gas liquids and 143 barrels of oil and condensate in the first quarter of 2016, as compared to 103,704 Mcf of natural gas, 7,730 barrels of natural gas liquids and 251 barrels of oil and condensate in the first quarter of 2015. The average price received in the first quarter of 2016 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.59 per Mcf, $10.95 per barrel and $26.41 per barrel, respectively, compared to $2.84 per Mcf, $12.12 per barrel and $44.88 per barrel during the same period in 2015. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 158,519 Mcf in the first quarter of 2016 from 186,016 Mcf of natural gas for the same period in 2015. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 12,523 barrels in the first quarter of 2016 from 15,001 barrels for the same period in 2015. Actual production volumes of oil and condensate attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 388 barrels in the first quarter of 2016 from 450 barrels for the same period in 2015.

        Capital expenditures on these properties were $14,485 in the first quarter of 2016, a decrease of approximately 64% as compared to $40,280 in the first quarter of 2015, primarily due to decreased spending on facilities in the first quarter of 2016 compared with the first quarter of 2015. Operating costs were $226,699 in the first quarter of 2016, a decrease of approximately 18% as compared to $276,868 in the first quarter of 2015 The decrease in operating costs was primarily the result of the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas and natural gas liquids.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $0 during the first quarter of 2016, compared to $16,296 during the first quarter of 2015. This decrease in Royalty income was due primarily lower prices for natural gas, offset in part by a decrease in operating expenses and an increase in natural gas production volumes in the first quarter of 2016 compared to the first quarter of 2015. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 0 Mcf of natural gas during the first quarter of 2016 with 6,161 Mcf of natural gas attributable to the Trust during the first quarter of 2015. The average price received in the first quarter of 2016 for natural gas sold from the San Juan Basin Colorado Properties was $1.08 per Mcf, as compared to average price of $2.65 per Mcf for the first quarter of 2015. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 111,146 Mcf of natural gas in the first quarter of 2016 from 52,126 Mcf of natural gas for the same period in 2015.

        Operating costs on these properties were $67,895 in the first quarter of 2016 as compared to $154,112 in the first quarter of 2015. The decrease in operating costs was due primarily to repairs and recompletions in 2015 compared with 2016.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the working interest owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the working interest owners, along with an outside joint venture auditor. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2015 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2015. In addition, the following supplements and amends the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015.

The financial condition of operators of the underlying properties could impede the operation of wells.

        The value of the Royalty and the Trust's ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators' current and future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators.

        In the event of the bankruptcy of any operator of the underlying properties, the working interest owners in the affected properties, creditors or the debtor-in-possession may have to seek a new party to perform the operations of the affected wells. The creditors or debtor-in-possession may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms or within a reasonable period of time.

        On May 11, 2016, Linn Energy, LLC ("Linn Energy"), Linn's parent company, announced that Linn Energy, LinnCo, LLC ("LinnCo") and Berry Petroleum Company, LLC ("Berry" and together with Linn Energy and LinnCo, the "Linn Parties") entered into a Restructuring Support Agreement with holders of at least 66.67% by aggregate outstanding principal amounts of Linn Energy's Amended and Restated Credit Agreement, dated as of April 24, 2013, as amended, and Berry's Second Amended and Restated Credit Agreement, dated as of November 15, 2010, as amended. In order to implement the terms of the Restructuring Support Agreement, Linn Energy announced that the Linn Parties filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas. Linn Energy announced that it expects its operations across its asset base to continue in the ordinary course throughout the Chapter 11 process.

        The Linn Parties' Chapter 11 process or any other such bankruptcies may result in reduced production of reserves and decreased distributions to unitholders.

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

Mesa Royalty Trust
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ ELAINA CONLEY Elaina Conely Vice President & Trust Officer

Date: May 13, 2016

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