Form 10-Q
period 2016-06-30
MESA ROYALTY TRUST/TX
filed 2016-08-12
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 1-7884

MESA ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of Incorporation or Organization)	76-6284806 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, Floor 16 Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)

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

         As of August 12, 2016—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Royalty income	$182,988	$455,838	$387,633	$1,245,928
Interest income	450	25	707	25
General and administrative income (expense)	(38,303)	23,840	(86,983)	(141,091)

Distributable income	$145,135	$479,703	$301,357	$1,104,862

Distributable income per unit	$0.0779	$0.2574	$0.1617	$0.5929

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and short-term investments	$1,145,135	$1,408,413
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,850,755)	(39,763,316)

Total assets	$3,792,414	$4,143,131

LIABILITIES AND TRUST CORPUS
Distributions payable	$145,846	$415,151
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,646,568	3,727,980

Total liabilities and trust corpus	$3,792,414	$4,143,131

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$3,693,641	$3,805,922	$3,727,980	$4,013,833
Distributable income	145,135	479,703	301,357	1,104,862
Distributions to unitholders	(145,846)	(416,521)	(295,330)	(1,159,298)
Amortization of net overriding royalty interest	(46,362)	(64,445)	(87,439)	(154,738)

Trust corpus, end of period	$3,646,568	$3,804,659	$3,646,568	$3,804,659

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

        As of June 30, 2016, there were $812 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its June distribution press release on June 16, 2016, and included these amounts in distributions payable and distributable income per unit as of June 30, 2016. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short term investments. For the three months ended June 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812 and increased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101. For the six months ended June 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and (ii) a prior period expense refund received from a vendor in the amount of $101 during the second quarter of 2016. The Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812. As of June 30, 2016, the reserve for unknown contingent liabilities and expenses was $999,289 and is included in cash and short term investments. The Trust has subsequently received $812 of the expected expense reimbursement cash receipts as of July 5, 2016, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended June 30, 2016. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.0% return as of June 30,

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $38,191 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2016, the Trustee's fees were $118,750 and such reimbursements totaled $95,897. For year to date June 30, 2016, the Trustee's fees were $216,576 and such reimbursements totaled $191,794. For the quarter ended June 30, 2015 and the six months ended June 30, 2015, the Trustee's fees were $108,388 and $216,676, respectively. Reimbursements received for the quarter ended June 30, 2015 and the six months ended June 30, 2015 were $95,988 and $191,888, respectively.

        On May 11, 2016, Linn Energy, LLC ("Linn Energy"), Linn's parent company, announced that Linn Energy, LinnCo, LLC ("LinnCo") and Berry Petroleum Company, LLC ("Berry" and together with Linn Energy and LinnCo, the "Linn Parties") entered into a Restructuring Support Agreement with holders of at least 66.67% by aggregate outstanding principal amounts of Linn Energy's Amended and Restated Credit Agreement, dated as of April 24, 2013, as amended, and Berry's Second Amended and Restated Credit Agreement, dated as of November 15, 2010, as amended. In order to implement the terms of the Restructuring Support Agreement, Linn Energy announced that the Linn Parties filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas. In light of the pending Chapter 11 cases, the extent of the impact, if any, on the Trust is currently unclear. However, the Linn Parties' Chapter 11 process may result in reduced production of reserves and decreased distributions to unitholders. For more information on the potential impact of the Linn Parties' bankruptcy filing on the Trust's financial condition and results of operations, see Part II Item 1A "Risk Factors—The financial condition of operators of the underlying properties could impede the operation of wells" in this Form 10-Q.

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

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property for the period reported. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2016 and December 31, 2015, there were $11,542 and $78,591, respectively, of excess production costs. Excess production costs in the amount of $2,093 and $1,107 as of June 30, 2016 and December 31, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $9,449 as of June 30, 2016 and $77,484 as of December 31, 2015, related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $0 and $72,336 as of June 30, 2016 and December 31, 2015, respectively. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $9,449 and $5,148 as of June 30, 2016 and December 31, 2015, respectively.

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the three months ended June 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812 and increased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101. For the six months ended June 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and a prior period expense refund received from a vendor in the amount of $101 during the second quarter of 2016. The Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

expected expense reimbursement cash receipts of $812. The effect on distributable income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$145,135	$479,703	$301,357	$1,104,862
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(101)	(115,885)	(6,839)	—
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	812	52,703	812	54,436

Distributable income Available for Distribution	$145,846	$416,521	$295,330	$1,159,298

Distributable income Available for Distribution per unit	$0.0783	$0.2235	$0.1585	$0.6221

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

	Three Months Ended June 30,
	2016			2015
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$492,476	$172,321	$10,289	$825,298	$288,786	$18,145
Less the Trust's proportionate share of:
Capital costs recovered	(5,551)	(2,096)	(144)	(19,993)	(9,274)	(711)
Operating costs	(338,598)	(123,027)	(6,764)	(509,111)	(145,752)	(8,357)

Net proceeds(2)	$148,327	$47,199	$3,381	$296,194	$133,760	$9,077

Royalty income(2)	$132,244	$47,326	$3,418	$313,001	$133,760	$9,077

Average sales price	$1.45	$10.63	$24.56	$2.44	$14.83	$37.41

Average production costs(3)	$3.77	$28.09	$49.64	$4.13	$17.19	$37.38

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	91,276	4,454	139	128,107	9,018	243

	Six Months Ended June 30,
	2016			2015
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$1,146,263	$348,043	$20,815	$1,934,935	$590,764	$38,340
Less the Trust's proportionate share of:
Capital costs recovered	(15,838)	(6,025)	(504)	(50,115)	(19,906)	(1,817)
Operating costs	(782,157)	(242,764)	(13,149)	(1,020,947)	(259,969)	(16,201)

Net proceeds(2)	$348,268	$99,254	$7,161	$863,873	$310,899	$20,322

Royalty income(2)	$280,839	$99,542	$7,253	$914,039	$310,899	$20,322

Average sales price	$1.67	$10.67	$25.63	$2.91	$13.98	$41.00

Average production costs(3)	$4.76	$26.66	$48.24	$3.41	$12.59	$36.36

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	167,814	9,330	283	313,808	22,238	496

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Linn and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs in the amount of $2,093 and $478 as of June 30, 2016 and June 30, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $490 and $986 for the three and six months ended June 30, 2016, respectively.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $9,449, respectively as of June 30, 2016. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $48,816 and $1,350, respectively as of June 30, 2015.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $3,368, respectively for the three months ended June 30, 2016 and $0 and $4,301, respectively for the six months ended June 30, 2016. The trust recovered prior period excess production costs of $19,776 and $72,336 related to the San Juan Basin—Colorado properties operated by BP during the three and six months ended June 30, 2016, respectively.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $15,547 and $1,350, respectively for the three months ended June 30, 2015 and $48,816 and $1,350, respectively for the six months ended June 30, 2015.

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

Three Months Ended June 30, 2016 and 2015

Financial Review

	Three Months Ended June 30,
	2016	2015
Royalty income	$182,988	$455,838
Interest income	450	25
General and administrative expense	(38,303)	23,840

Distributable income	$145,135	$479,703

Distributable income per unit	$0.0779	$0.2574

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $182,988 in the second quarter of 2016, a decrease of approximately 60% as compared to $455,838 in the second quarter of 2015, primarily as a result of lower natural gas, natural gas liquids and oil and condensate prices, and reduced production of natural gas, natural gas liquids and oil and condensate in the second quarter of 2016 as compared to the second quarter of 2015, offset in part by decreased capital expenditures and operating costs in the second quarter of 2016 compared to the second quarter of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended June 30, 2016 was $145,846, representing $0.0783 per unit, compared to 416,521, representing $0.2235 per unit, for the quarter ended June 30, 2015. Based on 1,863,590 units outstanding for the quarters ended June 30, 2016 and 2015, respectively, the per unit distributions were as follows:

	2016	2015
April	$0.0203	$0.0780
May	0.0221	0.0573
June	0.0359	0.0882

	$0.0783	$0.2235

        As of June 30, 2016, there were $812 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its June distribution press releases on June 18, 2016, and included these amounts in distributions payable and distributable income per unit as of June 30, 2016. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short term investments. For the three months ended June 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812 and increased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101. For the six months ended June 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and (ii) a prior period expense refund received from a vendor in the amount of $101 during the second quarter of 2016. The Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812. As of June 30, 2016, the reserve for unknown contingent liabilities and expenses was $999,289 and is included in cash and short term investments. The Trust has subsequently received $812 of the expected expense reimbursement cash receipts as of July 5, 2016, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended June 30, 2016. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.0% return as of June 30, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $38,191 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2016, the Trustee's fees were $118,750 and such reimbursements totaled $95,897. For year to date June 30, 2016, the Trustee's fees were $216,576 and such reimbursements totaled $191,794. For the quarter ended June 30, 2015, the Trustee's fees were $108,388. Reimbursements received for the quarter ended June 30, 2015 were $95,988.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 36% of the Royalty income of the Trust during the second quarter of 2016.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2016, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years, commencing June 1, 1995. Thereafter, this contract has renewed on a year to year basis. WRI subsequently assigned its rights and obligations under the Gas Transportation Agreement to Oneok Field Services ("Oneok"), and PNR subsequently assigned its rights and obligations under the Gas Transportation Agreement to Linn. In their termination notice issued May 12, 2015, Oneok noted they were agreeable to negotiating a new agreement in order to continue to provide gathering and compression service. On January 1, 2016, Linn Midstream acquired the gathering line from Oneok. Oneok will continue to provide compression under a new Gas Compression Agreement effective January 1, 2016 through December 31, 2018, and then month-to-month thereafter, at a rate of $0.13 per Mcf, to be escalated beginning April 1, 2017, and annually each April 1 thereafter using the Consumer Price Index. Linn Midstream began providing gathering services under a new Gas Gathering Agreement effective January 1, 2016, under a three year agreement that continues month-to-month thereafter, at a rate of $0.06 per Mcf, to be escalated beginning April 1, 2017, and annually each April 1 thereafter using the Consumer Price Index.

        Royalty income attributable to the Hugoton Royalty decreased to $65,948 in the second quarter of 2016 from $202,655 in the second quarter of 2015 primarily due to decreases in natural gas and natural gas liquids prices, reduced natural gas and natural gas liquids volumes and increased operating costs from the Hugoton Royalty Properties, offset in part by a reduction in capital expenditures in the second quarter of 2016 compared to the second quarter of 2015. The average price received in the second quarter of 2016 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.60 per Mcf and $9.83 per barrel, respectively, as compared to $3.31 per Mcf and $14.10 per barrel, respectively, in the second quarter of 2015. Net production of natural gas attributable to the Hugoton Royalty decreased to 19,291 Mcf in the second quarter of 2016 from 46,037 Mcf in the second quarter of 2015. Net production of natural gas liquids attributable to the Hugoton Royalty decreased to 1,606 barrels in the second quarter of 2016 from 3,565 barrels in the second quarter of 2015. Actual production volumes from the Hugoton properties decreased to 90,178 Mcf of natural gas and to 7,514 barrels of natural gas liquids in the second quarter of 2016 as compared to 101,439 Mcf of natural gas and to 8,175 barrels of natural gas liquids for the same period in 2015 due primarily to natural decline as well as a reduced capital program due to the lower commodity price environment.

        The Hugoton capital expenditures were $2,539 in the second quarter of 2016, as compared to $8,684 in the second quarter of 2015. Operating costs were $239,298 in the second quarter of 2016 as compared to $239,001 in the second quarter of 2015.

        On May 11, 2016, Linn Energy, LLC ("Linn Energy"), Linn's parent company, announced that Linn Energy, LinnCo, LLC ("LinnCo") and Berry Petroleum Company, LLC ("Berry" and together with Linn Energy and LinnCo, the "Linn Parties") entered into a Restructuring Support Agreement with holders of at least 66.67% by aggregate outstanding principal amounts of Linn Energy's Amended and Restated Credit Agreement, dated as of April 24, 2013, as amended, and Berry's Second Amended and Restated Credit Agreement, dated as of November 15, 2010, as amended. In order to implement the terms of the Restructuring Support Agreement, Linn Energy announced that the Linn Parties filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas. In light of the pending Chapter 11 cases, the extent of the impact, if any, on the Trust is currently unclear. However, the Linn Parties' Chapter 11 process may result in reduced production of reserves and decreased distributions to unitholders. For more information on the potential impact of the Linn Parties' bankruptcy filing on the Trust's financial condition and results of operations, see Part II Item 1A "Risk Factors—The financial condition of operators of the underlying properties could impede the operation of wells" in this Form 10-Q.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. Substantially all of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $86,981 during the second quarter of 2016 as compared with Royalty income of $251,930 during the second quarter of 2015. This decrease in Royalty income was due primarily to a decrease in natural gas, natural gas liquids and oil and condensate prices and lower natural gas, natural gas liquids and oil and condensate production volumes for the second quarter of 2016 compared to the second quarter of 2015, offset in part by a reduction in capital expenditures and operating costs during the second quarter of 2016 compared to the second quarter of 2015. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 43,356 Mcf of natural gas, 2,848 barrels of natural gas liquids and 139 barrels of oil and condensate in the second quarter of 2016, as compared to 81,273 Mcf of natural gas, 5,453 barrels of natural gas liquids and 243 barrels of oil and condensate in the second quarter of 2015. The average price received in the second quarter of 2016 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.19 per Mcf, $11.03 per barrel and $24.29 per barrel, respectively, compared to $1.96 per Mcf, $15.31 per barrel and $37.41 per barrel during the same period in 2015. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 157,586 Mcf in the second quarter of 2016 from 173,454 Mcf of natural gas for the same period in 2015. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 11,907 barrels in the second quarter of 2016 from 13,745 barrels for the same period in 2015. Actual production volumes of oil and condensate attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 421 barrels in the second quarter of 2016 from 485 barrels for the same period in 2015.

        Capital expenditures on these properties were $5,252 in the second quarter of 2016, a decrease of approximately 75% as compared to $21,294 in the second quarter of 2015, primarily due to decreased spending on facilities in the second quarter of 2016 compared with the second quarter of 2015. Operating costs were $198,586 in the second quarter of 2016, a decrease of approximately 24% as compared to $259,858 in the second quarter of 2015. The decrease in operating costs was primarily the result of the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas, natural gas liquids and oil and condensate.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $30,060 during the second quarter of 2016, compared to $1,253 during the second quarter of 2015. This increase in Royalty income was due primarily to a decrease in operating expenses and an increase in natural gas production volumes in the second quarter of 2016 compared to the second quarter of 2015 offset in part by a decrease in the average price received for natural gas in the second quarter of 2016 compared to the second quarter of 2015. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 28,629 Mcf of natural gas during the second quarter of 2016 with 797 Mcf of natural gas attributable to the Trust during the second quarter of 2015. The average price received in the second quarter of 2016 for natural gas sold from the San Juan Basin Colorado Properties was $1.02 per Mcf, as compared to average price of $1.57 per Mcf for the second quarter of 2015. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 75,401 Mcf of natural gas in the second quarter of 2016 from 77,096 Mcf of natural gas for the same period in 2015.

        Operating costs on these properties were $30,505 in the second quarter of 2016 as compared to $164,361 in the second quarter of 2015. The decrease in operating costs was due primarily to repairs and recompletions in 2015 compared with 2016.

Six Months Ended June 30, 2016 and 2015

Financial Review

	Six Months Ended June 30,
	2016	2015
Royalty income	$387,633	$1,245,928
Interest income	707	25
General and administrative expense	(86,983)	(141,091)

Distributable income	$301,357	$1,104,862

Distributable income per unit	$0.1617	$0.5929

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $387,633 for the six months ended June 30, 2016, a decrease of approximately 69% as compared to $1,245,928 for the six months ended June 30, 2015, primarily as a result of decreased natural gas, natural gas liquids and oil and condensate prices and production volumes, offset in part by reduced capital expenditures and lower operating costs in the first six months of 2016 as compared to the first six months of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the six months ended June 30, 2016 was $295,330, representing $0.1585 per unit, compared to 1,159,298, representing $0.6221 per unit, for the six months ended June 30, 2015.

        As of June 30, 2016, there were $812 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its June distribution press releases on June 18, 2016, and included these amounts in distributions payable and distributable income per unit as of June 30, 2016. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the three months ended June 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812 and increased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101. For the six months ended June 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and (ii) a prior period expense refund received from a vendor in the amount of $101 during the second quarter of 2016. The Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812. As of June 30, 2016, the reserve for unknown contingent liabilities and expenses was $999,289 and is included in cash and short term investments. The Trust has subsequently received $812 of the expected expense reimbursement cash receipts as of July 5, 2016, which has increased the reserve for unknown contingent liabilities and expenses.

        As of June 30, 2015, there were $54,436 of unreimbursed expenses, including $1,733 from the quarter ended March 31, 2015. The Trust anticipated receipt of these expense reimbursements by month-end when it published its March and June distribution press releases on March 20, 2015 and June 17, 2015, respectively, and included these amounts in distributions payable and distributable income per unit as of March 31, 2015 and June 30, 2015. For the three months ended June 30, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $52,703. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the second quarter of 2015 related to expense reimbursement cash receipts for previous periods totaling $115,885. As of June 30, 2015, the reserve for unknown contingent liabilities and expenses was $945,564 and was included in cash and short term investments. The Trust has subsequently received $49,825 of the expected expense reimbursement cash receipts as of August 14, 2015, which increased the reserve for unknown contingent liabilities and expenses.

        The Trustee was due $237,500 for its services for the six months ended June 30, 2016. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.0% return for the six months ended June 30, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $38,191 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the six months ended June 30, 2016, such reimbursements totaled $191,794. For year to date June 30, 2016, such fees were $216,576. For the six months ended June 30, 2015, trustee fees were $216,676. Reimbursements received for the quarter ended June 30, 2015 were $191,888.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 37% of the Royalty income of the Trust during the six months ended June 30, 2016.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $145,073 for the six months ended June 30, 2016 from $576,957 for the same period in 2015 primarily due to lower prices for natural gas and natural gas liquids, lower natural gas and natural gas liquids production volumes and increased operating costs, offset in part by reduced capital expenditures from the Hugoton Royalty Properties in the first six months of 2016 compared to the first six months of 2015. The average price received in the first six months of 2016 for natural gas and natural gas liquids sold from the Hugoton field was $2.77 per Mcf and $9.95 per barrel, respectively, compared to $3.75 per Mcf and $15.33 per barrel, respectively, during the same period in 2015. Net production attributable to the Hugoton Royalty Properties decreased to 40,616 Mcf of natural gas and 3,273 barrels of natural gas liquids for the six months ended June 30, 2016 as compared to 118,017 Mcf of natural gas and 8,722 barrels of natural gas liquids for the six months ended June 30, 2015. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 185,769 Mcf of natural gas and 14,836 barrels of natural gas liquids in the six months ended June 30, 2016 as compared to 207,898 Mcf of natural gas and 16,208 barrels of natural gas liquids for the same period in 2015. The decrease in volumes was due primarily to natural decline as well as a reduced capital program due to the lower commodity price environment.

        Capital expenditures on these properties were $2,630 during the six months ended June 30, 2016, a decrease of approximately 74% as compared to $10,264 during the six months ended June 30, 2015. Operating costs were $514,386 during the six months ended June 30, 2016, an increase of approximately 16% as compared to $441,918 during the six months ended June 30, 2015. The increase in operating costs was due primarily to increased labor and supervision costs.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $212,501 for the first six months of 2016 compared to $651,422 for the first six months of 2015. The decrease in Royalty income was due primarily to lower natural gas, natural gas natural gas liquids and oil and condensate prices and lower production volumes for natural gas, natural gas liquids and oil and condensate, offset in part by reduced capital expenditures and lower operating costs in the first six months of 2016 from the San Juan Basin properties compared to the same period in 2015. The average price received in the first six months of 2016 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.39 per Mcf, $11.01 per barrel and $25.30 per barrel, respectively, compared to $2.42 per Mcf, $13.11 per barrel and $41.01 per barrel during the same period in 2015. Net production attributable to the San Juan Basin Royalty located in New Mexico was 98,766 Mcf of natural gas, 6,057 barrels of natural gas liquids and 283 barrels of oil and condensate for the six months ended June 30, 2016 as compared to 187,834 Mcf of natural gas, 13,516 barrels of natural gas liquids and 496 barrels of oil and condensate for the six months ended June 30, 2015. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 316,105 Mcf of natural gas, 24,430 barrels of natural gas liquids and 809 barrels of oil and condensate in the six months ended June 30, 2016 as compared to 359,470 Mcf of natural gas, 28,746 barrels of natural gas liquids and 935 barrels of oil and condensate for the same period in 2015.

        San Juan Basin—New Mexico capital expenditures were $19,737 during the six months ended June 30, 2016, a decrease of approximately 68% as compared to $61,574 during the six months ended June 30, 2015. This decrease is due to decreased spending on facilities during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Operating costs were $425,285 during the six months ended June 30, 2016, a decrease of approximately 21% as compared to $536,726 during the six months ended June 30, 2015. The decrease in operating costs was primarily affected by the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas, natural gas liquids and oil and condensate.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $30,060 for the six months ended June 30, 2016, compared to $17,549 during the same period in 2015. The increase in Royalty income was primarily the result of lower operating costs and increased natural gas production, offset in part by lower prices for natural gas in the six months ended June 30, 2016 compared to the same period in 2015. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 28,432 Mcf of natural gas during the six months ended June 30, 2016 with 7,958 Mcf of natural gas attributable to the Trust during the same period in 2015. The average price received for the six months ended June 30, 2016 for natural gas sold from the San Juan Basin Colorado Properties was $1.05 per Mcf, compared to $2.21 per Mcf received during the same period in 2015. Actual production volumes attributable to the San Juan Basin—Colorado Royalty Properties increased to 186,547 Mcf of natural gas for the six months ended June 30, 2016 as compared to 129,222 Mcf of natural gas for the same period in 2015.

        Operating costs on these properties were $98,400 for the six months ended June 30, 2016 a decrease of approximately 69% as compared to $318,473 in the same period in 2015 due primarily to repairs and recompletions in the first six months of 2015 compared with 2016.

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

        On May 11, 2016, Linn Energy, LLC ("Linn Energy"), Linn's parent company, announced that Linn Energy, LinnCo, LLC ("LinnCo") and Berry Petroleum Company, LLC ("Berry" and together with Linn Energy and LinnCo, the "Linn Parties") entered into a Restructuring Support Agreement with holders of at least 66.67% by aggregate outstanding principal amounts of Linn Energy's Amended and Restated Credit Agreement, dated as of April 24, 2013, as amended, and Berry's Second Amended and Restated Credit Agreement, dated as of November 15, 2010, as amended. In order to implement the terms of the Restructuring Support Agreement, Linn Energy announced that the Linn Parties filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas. In light of the pending Chapter 11 cases, the extent of the impact, if any, on the Trust is currently unclear. However, the Linn Parties' Chapter 11 process or any other such bankruptcies may result in reduced production of reserves and decreased distributions to unitholders.

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

Mesa Royalty Trust
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ ELAINA CONLEY Elaina Conley Vice President & Trust Officer

Date: August 12, 2016

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