Form 10-Q
period 2016-09-30
MESA ROYALTY TRUST/TX
filed 2016-11-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016
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

         As of November 14, 2016—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September30,
	2016	2015	2016	2015
Royalty income	$451,782	$401,139	$839,415	$1,647,067
Interest income	548	—	1,255	25
General and administrative income (expense)	(36,228)	10,823	(123,211)	(130,268)

Distributable income	$416,102	$411,962	$717,459	$1,516,824

Distributable income per unit	$0.2233	$0.2211	$0.3850	$0.8139

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and short-term investments	$1,415,391	$1,408,413
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(39,954,962)	(39,763,316)

Total assets	$3,958,463	$4,143,131

LIABILITIES AND TRUST CORPUS
Distributions payable	$307,732	$415,151
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,650,731	3,727,980

Total liabilities and trust corpus	$3,958,463	$4,143,131

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$3,646,568	$3,804,659	$3,727,980	$4,013,833
Distributable income	416,102	411,962	717,459	1,516,824
Distributions to unitholders	(307,732)	(347,952)	(603,062)	(1,507,250)
Amortization of net overriding royalty interest	(104,207)	(68,005)	(191,646)	(222,743)

Trust corpus, end of period	$3,650,731	$3,800,664	$3,650,731	$3,800,664

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

        As of September 30, 2016, there were $0 unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short term investments. For the three months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101 and increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $812 and (ii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101 and (ii) the amount of expected expense reimbursement cash receipts of $812. As of September 30, 2016, the reserve for unknown contingent liabilities and expenses was $1,107,659 and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        The Trustee was due $118,750 for its services for the quarter ended September 30, 2016. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.0% return as of September 30, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $33,223 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2016, the Trustee's fees were $118,750 and such reimbursements totaled $95,897. For the nine months ended September 30, 2016, the Trustee's fees were $324,865 and such reimbursements totaled $287,691. For the quarter and the nine months ended September 30, 2015, the Trustee's fees were $118,750 and $324,965, respectively. Reimbursements received for the quarter and the nine months ended September 30, 2015 were $95,900 and $287,787, respectively.

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

        On October 21, 2016, the Linn Parties entered into the First Amended and Restated Restructuring Support Agreement (the "Amended and Restated RSA") with (i) certain holders of Linn Energy's 12% Senior Secured Second Lien Notes due December 2020 (such holders, the "Consenting Second Lien Noteholders"); (ii) certain holders of Linn Energy's unsecured notes (such holders, the "Consenting Unsecured Noteholders," and together with the Consenting Second Lien Noteholders, the "Consenting Noteholders"); and (iii) certain lenders (the "Consenting Linn Lenders," and together with the Consenting Noteholders, the "Consenting Creditors") under Linn Energy's Sixth Amended and Restated Credit Agreement, dated as of April 24, 2013 (the "Linn Credit Agreement"). The Amended and Restated RSA amends and restates that certain restructuring support agreement dated as of October 7, 2016, by and among the Linn Parties and the Consenting Noteholders. In addition, the Amended and Restated RSA replaces and supersedes that certain restructuring support agreement with

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

certain of the Consenting Linn Lenders, dated as of May 10, 2016, with respect to the terms of the restructuring of the Linn Parties.

        The Amended and Restated RSA sets forth, subject to certain conditions, the commitment of the Linn Parties and the Consenting Creditors to support a comprehensive restructuring of the Linn Parties' long-term debt (the "Restructuring"). The Restructuring will be effectuated through the Proposed Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates (the "Plan") filed with the Court on October 21, 2016.

        The Amended and Restated RSA includes limited changes to the treatment of claims under the Linn Credit Agreement, including that such claims will be allowed as fully secured claims under the Plan and will not be subject to off-set, avoidance, recharacterization, recoupment, or subordination. Further, the Amended and Restated RSA provides that holders of claims under the Linn Credit Agreement will receive, as part of the Plan, (i) a cash paydown equal to the sum of (a) $500 million from cash equity contributions at the closing of a take-back debt facility, plus (b) other amounts from Linn Energy's cash on hand (net of Chapter 11 and transaction expenses) consistent with the Plan and subject to anti-cash hoarding provisions in the take-back debt facility, and (ii) a take-back debt facility on the terms and conditions set forth in the Amended and Restated RSA.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property for the period reported. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As of September 30, 2016 and December 31, 2015, there were $12,199 and $78,591, respectively, of excess production costs. Excess production costs in the amount of $2,652 and $1,107 as of September 30, 2016 and December 31, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $9,547 as of September 30, 2016 and $77,484 as of December 31, 2015, related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $0 and $72,336 as of September 30, 2016 and December 31, 2015, respectively. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $9,547 and $5,148 as of September 30, 2016 and December 31, 2015, respectively.

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the three months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101 and increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $812 and (ii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

$101 and (ii) the amount of expected expense reimbursement cash receipts of $812. The effect on distributable income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$416,102	$411,962	$717,459	$1,516,824
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(108,471)	(67,816)	(115,310)	(183,700)
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	101	3,806	913	174,126

Distributable income Available for Distribution	$307,732	$347,952	$603,062	$1,507,250

Distributable income Available for Distribution per unit	$0.1651	$0.1867	$0.3236	$0.8088

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

	Three Months Ended September 30,
	2016			2015
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$694,467	$222,512	$15,887	$763,681	$266,351	$22,006
Less the Trust's proportionate share of:
Capital costs recovered	(6,020)	(2,709)	(267)	(38,019)	(16,941)	(2,242)
Operating costs	(349,925)	(114,570)	(8,251)	(587,813)	(137,923)	(9,426)

Net proceeds(2)	$338,522	$105,233	$7,369	$137,849	$111,487	$10,338

Royalty income(2)	$338,918	$105,474	$7,390	$279,199	$111,591	$10,349

Average sales price	$1.54	$13.75	$34.34	$1.93	$14.13	$44.14

Average production costs(3)	$1.62	$15.29	$39.58	$4.32	$19.60	$49.77

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	219,802	7,669	215	145,024	7,899	234

	Nine Months Ended September 30,
	2016			2015
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$1,840,730	$570,555	$36,702	$2,698,616	$857,115	$60,346
Less the Trust's proportionate share of:
Capital costs recovered	(21,858)	(8,734)	(771)	(88,134)	(36,847)	(4,059)
Operating costs	(1,132,082)	(357,334)	(21,400)	(1,608,760)	(397,892)	(25,627)

Net proceeds(2)	$686,790	$204,487	$14,531	$1,001,722	$422,376	$30,660

Royalty income(2)	$619,757	$205,016	$14,643	$1,193,238	$422,480	$30,671

Average sales price	$1.59	$11.66	$28.81	$2.56	$13.77	$42.09

Average production costs(3)	$2.96	$20.82	$43.62	$3.64	$14.17	$40.74

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	389,270	17,850	508	466,351	30,682	729

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Linn and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs in the amount of $2,652 and $777 as of September 30, 2016 and September 30, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $559 and $1,545 for the three and nine months ended September 30, 2016, respectively. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $299 and $299 for the three and nine months ended September 20, 2015, respectively.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $9,547, respectively as of September 30, 2016. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $187,089 and $4,243, respectively as of September 30, 2015.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $98, respectively for the three months ended September 30, 2016 and $0 and $4,399, respectively for the nine months ended September 30, 2016. The trust recovered prior period excess production costs of $0 and $72,336 related to the San Juan Basin—Colorado properties operated by BP during the three and nine months ended September 30, 2016, respectively.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $138,273 and $2,893, respectively for the three months ended September 30, 2015 and $187,089 and $4,243, respectively for the nine months ended September 30, 2015.

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

Three Months Ended September 30, 2016 and 2015

Financial Review

	Three Months Ended September 30,
	2016	2015
Royalty income	$451,782	$401,139
Interest income	548	—
General and administrative income (expense)	(36,228)	10,823

Distributable income	$416,102	$411,962

Distributable income per unit	$0.2233	$0.2211

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $451,782 in the third quarter of 2016, an increase of approximately 13% as compared to $401,139 in the third quarter of 2015, primarily as a result of decreased capital expenditures and operating costs in the third quarter of 2016, offset in part by lower natural gas, natural gas liquids and oil and condensate prices and reduced production of natural gas liquids and oil and condensate in the third quarter of 2016 as compared to the third quarter of 2015.

        General and Administrative expense was $36,228 in the third quarter of 2016. General and Administrative income for the quarter ended September 30, 2015 was $10,823 which was the result of net reimbursements of $49,826 from the second quarter of 2015 exceeding Trust expenses of $39,003 for the third quarter of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended September 30, 2016 was $307,732, representing $0.1651 per unit, compared to $347,952, representing $0.1867 per unit, for the quarter ended September 30, 2015. Based on 1,863,590 units outstanding for the quarters ended September 30, 2016 and 2015, respectively, the per unit distributions were as follows:

	2016	2015
July	$0.0644	$0.0614
August	0.0413	0.0572
September	0.0594	0.0681

	$0.1651	$0.1867

        As of September 30, 2016, there were $0 unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short term investments. For the three months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101 and increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $812 and (ii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101 and (ii) the amount of expected expense reimbursement cash receipts of $812. As of September 30, 2016, the reserve for unknown contingent liabilities and expenses was $1,107,659 and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended September 30, 2016. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.0% return as of September 30, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $33,223 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2016, the Trustee's fees were $118,750 and such reimbursements totaled $95,897. For the quarter ended September 30, 2015, the Trustee's fees were $108,288. Reimbursements received for the quarter ended September 30, 2015 were $95,900.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 34% of the Royalty income of the Trust during the third quarter of 2016.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2016, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

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

        Royalty income attributable to the Hugoton Royalty increased to $153,791 in the third quarter of 2016 from $152,433 in the third quarter of 2015 primarily due to lower operating costs, offset in part by decreases in natural gas and natural gas liquids prices, reduced natural gas and natural gas liquids volumes and a reduction in capital expenditures from the Hugoton Royalty Properties in the third quarter of 2016 compared to the third quarter of 2015. The average price received in the third quarter of 2016 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $2.53 per Mcf and $13.46 per barrel, respectively, as compared to $3.08 per Mcf and $12.87 per barrel, respectively, in the third quarter of 2015. Net production of natural gas attributable to the Hugoton Royalty increased to 43,171 Mcf in the third quarter of 2016 from 36,205 Mcf in the third quarter of 2015. Net production of natural gas liquids attributable to the Hugoton Royalty increased to 3,311 barrels in the third quarter of 2016 from 3,171 barrels in the third quarter of 2015. Actual production volumes from the Hugoton properties decreased to 94,541 Mcf of natural gas and to 6,846 barrels of natural gas liquids in the third quarter of 2016 as compared to 96,115 Mcf of natural gas and to 8,583 barrels of natural gas liquids for the same period in 2015 due primarily to natural decline as well as a reduced capital program due to the lower commodity price environment.

        The Hugoton capital expenditures were $0 in the third quarter of 2016, as compared to $124 in the third quarter of 2015. Operating costs were $177,501 in the third quarter of 2016 as compared to $254,170 in the third quarter of 2015. The decrease in operating costs was due primarily to cost saving initiatives and a reduction in ad valorem taxes in the third quarter of 2016 compared with the third quarter of 2015.

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

        On October 21, 2016, the Linn Parties entered into the First Amended and Restated Restructuring Support Agreement (the "Amended and Restated RSA") with (i) certain holders of Linn Energy's 12% Senior Secured Second Lien Notes due December 2020 (such holders, the "Consenting Second Lien Noteholders"); (ii) certain holders of Linn Energy's unsecured notes (such holders, the "Consenting Unsecured Noteholders," and together with the Consenting Second Lien Noteholders, the "Consenting Noteholders"); and (iii) certain lenders (the "Consenting Linn Lenders," and together with the Consenting Noteholders, the "Consenting Creditors") under Linn Energy's Sixth Amended and Restated Credit Agreement, dated as of April 24, 2013 (the "Linn Credit Agreement"). The Amended and Restated RSA amends and restates that certain restructuring support agreement dated as of October 7, 2016, by and among the Linn Parties and the Consenting Noteholders. In addition, the Amended and Restated RSA replaces and supersedes that certain restructuring support agreement with certain of the Consenting Linn Lenders, dated as of May 10, 2016, with respect to the terms of the restructuring of the Linn Parties.

        The Amended and Restated RSA sets forth, subject to certain conditions, the commitment of the Linn Parties and the Consenting Creditors to support a comprehensive restructuring of the Linn Parties' long-term debt (the "Restructuring"). The Restructuring will be effectuated through the Proposed Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates (the "Plan") filed with the Court on October 21, 2016.

        The Amended and Restated RSA includes limited changes to the treatment of claims under the Linn Credit Agreement, including that such claims will be allowed as fully secured claims under the Plan and will not be subject to off-set, avoidance, recharacterization, recoupment, or subordination. Further, the Amended and Restated RSA provides that holders of claims under the Linn Credit Agreement will receive, as part of the Plan, (i) a cash paydown equal to the sum of (a) $500 million from cash equity contributions at the closing of a take-back debt facility, plus (b) other amounts from Linn Energy's cash on hand (net of Chapter 11 and transaction expenses) consistent with the Plan and subject to anti-cash hoarding provisions in the take-back debt facility, and (ii) a take-back debt facility on the terms and conditions set forth in the Amended and Restated RSA.

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

        Royalty income from the San Juan Basin—New Mexico was $188,174 during the third quarter of 2016 as compared with Royalty income of $248,706 during the third quarter of 2015. This decrease in Royalty income was due primarily to a decrease in natural gas liquids and oil and condensate prices and lower natural gas, natural gas liquids and oil and condensate production volumes for the third quarter of 2016 compared to the third quarter of 2015, offset in part by an increase in natural gas price and a reduction in capital expenditures and operating costs during the third quarter of 2016 compared to the third quarter of 2015. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 74,001 Mcf of natural gas, 4,358 barrels of natural gas liquids and 215 barrels of oil and condensate in the third quarter of 2016, as compared to 108,819 Mcf of natural gas, 4,728 barrels of natural gas liquids and 234 barrels of oil and condensate in the third quarter of 2015. The average price received in the third quarter of 2016 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.62 per Mcf, $13.98 per barrel and $34.34 per barrel, respectively, compared to $1.54 per Mcf, $14.97 per barrel and $44.14 per barrel during the same period in 2015. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 156,707 Mcf in the third quarter of 2016 from 236,389 Mcf of natural gas for the same period in 2015. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 12,560 barrels in the third quarter of 2016 from 14,188 barrels for the same period in 2015. Actual production volumes of oil and condensate attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 463 barrels in the third quarter of 2016 from 499 barrels for the same period in 2015.

        Capital expenditures on these properties were $8,996 in the third quarter of 2016, a decrease of approximately 84% as compared to $56,553 in the third quarter of 2015, primarily due to decreased spending on facilities in the third quarter of 2016 compared with the third quarter of 2015. Operating costs were $202,595 in the third quarter of 2016, a decrease of approximately 14% as compared to $236,055 in the third quarter of 2015. The decrease in operating costs was primarily the result of cost saving initiatives, a decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas liquids and oil and condensate.

        The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $109,815 during the third quarter of 2016, compared to $0 during the third quarter of 2015. This increase in Royalty income was due primarily to a decrease in operating expenses and an increase in natural gas production volumes in the third quarter of 2016 compared to the third quarter of 2015 offset in part by a decrease in the average price received for natural gas in the third quarter of 2016 compared to the third quarter of 2015. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 102,631 Mcf of natural gas during the third quarter of 2016 with 0 Mcf of natural gas attributable to the Trust during the third quarter of 2015. The average price received in the third quarter of 2016 for natural gas sold from the San Juan Basin Colorado Properties was $1.07 per Mcf, as compared to average price of $1.38 per Mcf for the third quarter of 2015. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 188,472 Mcf of natural gas in the third quarter of 2016 from 75,478 Mcf of natural gas for the same period in 2015.

        Operating costs on these properties were $92,650 in the third quarter of 2016 as compared to $244,937 in the third quarter of 2015. The decrease in operating costs was due primarily to repairs and recompletions in 2015 compared with 2016.

Nine Months Ended September 30, 2016 and 2015

Financial Review

	Nine Months Ended September 30,
	2016	2015
Royalty income	$839,415	$1,647,067
Interest income	1,255	25
General and administrative expense	(123,211)	(130,268)

Distributable income	$717,459	$1,516,824

Distributable income per unit	$0.3850	$0.8139

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $839,415 for the nine months ended September 30, 2016, a decrease of approximately 49% as compared to $1,647,067 for the nine months ended September 30, 2015, primarily as a result of decreased natural gas, natural gas liquids and oil and condensate prices and production volumes, offset in part by reduced capital expenditures and lower operating costs in the first nine months of 2016 as compared to the first nine months of 2015.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the nine months ended September 30, 2016 was $603,062, representing $0.3236 per unit, compared to $1,507,250, representing $0.8088, for the nine months ended September 30, 2015.

        As of September 30, 2016, there were $0 unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short term investments. For the three months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for a prior period expense refund received from a vendor in the amount of $101 and increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $812 and (ii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the nine months ended September 30, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101 and (ii) the amount of expected expense reimbursement cash receipts of $812. As of September 30, 2016, the reserve for unknown contingent liabilities and expenses was $1,107,659 and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

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

        The Trustee was due $356,250 for its services for the nine months ended September 30, 2016. The Trust paid $324,865 of this amount to the Trustee, and $31,386 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.0% return for the nine months ended September 30, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $33,223 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the nine months ended September 30, 2016, the Trustee's fees were $324,865 and such reimbursements totaled $287,691. For the nine months ended September 30, 2015, such fees were $324,965. Reimbursements received for the nine months ended September 30, 2015 were $287,787.

  Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 36% of the Royalty income of the Trust during the nine months ended September 30, 2016.

        Royalty income attributable to the Hugoton Royalty Properties decreased to $298,865 for the nine months ended September 30, 2016 from $729,390 for the same period in 2015 primarily due to lower prices for natural gas and natural gas liquids and lower natural gas and natural gas liquids production volumes, offset in part by lower operating costs and reduced capital expenditures from the Hugoton Royalty Properties in the first nine months of 2016 compared to the first nine months of 2015. The average price received in the first nine months of 2016 for natural gas and natural gas liquids sold from the Hugoton field was $2.69 per Mcf and $11.06 per barrel, respectively, compared to $3.54 per Mcf and $14.48 per barrel, respectively, during the same period in 2015. Net production attributable to the Hugoton Royalty Properties decreased to 82,427 Mcf of natural gas and 6,974 barrels of natural gas liquids for the nine months ended September 30, 2016 as compared to 156,549 Mcf of natural gas and 12,053 barrels of natural gas liquids for the nine months ended September 30, 2015. Actual production volumes attributable to the Hugoton Royalty Properties decreased to 280,310 Mcf of natural gas and 21,682 barrels of natural gas liquids in the nine months ended September 30, 2016 as compared to 304,013 Mcf of natural gas and 24,791 barrels of natural gas liquids for the same period in 2015. The decrease in volumes was due primarily to natural decline as well as a reduced capital program due to the lower commodity price environment.

        Capital expenditures on these properties were $2,630 during the nine months ended September 30, 2016 as compared to $10,388 during the nine months ended September 30, 2015. Operating costs were $691,887 during the nine months ended September 30, 2016 as compared to $696,088 during the nine months ended September 30, 2015.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $400,676 for the first nine months of 2016 compared to $900,128 for the first nine months of 2015. The decrease in Royalty income was due primarily to lower natural gas, natural gas liquids and oil and condensate prices and lower production volumes for natural gas, natural gas liquids and oil and condensate, offset in part by reduced capital expenditures and lower operating costs in the first nine months of 2016 from the San Juan Basin properties compared to the same period in 2015. The average price received in the first nine months of 2016 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $1.47 per Mcf, $12.06 per barrel and $28.81 per barrel, respectively, compared to $2.07 per Mcf, $13.31 per barrel and $42.09 per barrel during the same period in 2015. Net production attributable to the San Juan Basin Royalty located in New Mexico was 175,615 Mcf of natural gas, 10,606 barrels of natural gas liquids and 508 barrels of oil and condensate for the nine months ended September 30, 2016 as compared to 300,704 Mcf of natural gas, 18,629 barrels of natural gas liquids and 729 barrels of oil and condensate for the nine months ended September 30, 2015. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 472,812 Mcf of natural gas, 36,990 barrels of natural gas liquids and 1,272 barrels of oil and condensate in the nine months ended September 30, 2016 as compared to 595,859 Mcf of natural gas, 42,934 barrels of natural gas liquids and 1,434 barrels of oil and condensate for the same period in 2015.

        San Juan Basin—New Mexico capital expenditures were $28,733 during the nine months ended September 30, 2016, a decrease of approximately 76% as compared to $118,127 during the nine months ended September 30, 2015. This decrease is due to decreased spending on facilities during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. Operating costs were $627,880 during the nine months ended September 30, 2016, a decrease of approximately 19% as compared to $772,781 during the nine months ended September 30, 2015. The decrease in operating costs was primarily affected by the decrease in severance taxes due to the natural decline in volumes from the field as well as the decline in the price of natural gas, natural gas liquids and oil and condensate.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $139,875 for the nine months ended September 30, 2016, compared to $17,549 during the same period in 2015. The increase in Royalty income was primarily the result of lower operating costs and increased natural gas production, offset in part by lower prices for natural gas in the nine months ended September 30, 2016 compared to the same period in 2015. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 131,229 Mcf of natural gas during the nine months ended September 30, 2016 with 9,099 Mcf of natural gas attributable to the Trust during the same period in 2015. The average price received for the nine months ended September 30, 2016 for natural gas sold from the San Juan Basin Colorado Properties was $1.07 per Mcf, compared to $1.93 per Mcf received during the same period in 2015. Actual production volumes attributable to the San Juan Basin—Colorado Royalty Properties increased to 375,019 Mcf of natural gas for the nine months ended September 30, 2016 as compared to 204,700 Mcf of natural gas for the same period in 2015.

        Operating costs on these properties were $191,050 for the nine months ended September 30, 2016 a decrease of approximately 66% as compared to $563,410 in the same period in 2015 due primarily to repairs and recompletions in the first nine months of 2015 compared with 2016.

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

        Please see Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended September 30, 2016 and 2015—Operational Review" for additional information.

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

Date: November 14, 2016

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