Form 10-K
period 2016-12-31
MESA ROYALTY TRUST/TX
filed 2017-03-31
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-7884

Mesa Royalty Trust
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6284806 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 601 Travis Street, Floor 16 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant's telephone number, including area code: 713-483-6020

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Units of Beneficial Interest	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2016 of $10.83 was approximately $20,182,680.

         As of March 31, 2017, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

ii

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

        The Mesa Royalty Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        The Trust was created on November 1, 1979. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust an overriding royalty interest (the "Royalty") equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in certain oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado, and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance"). On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to ConocoPhillips, successor by merger to Conoco Inc. ("ConocoPhillips"). ConocoPhillips sold most of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were initially operated by PNR. Substantially all of the San Juan Basin Royalty Properties located in New Mexico are operated by ConocoPhillips. Effective January 1, 2005, ConocoPhillips assigned its interest in an immaterial number of San Juan Basin Royalty Properties located in New Mexico to XTO Energy Inc. Substantially all of the San Juan Basin Royalty Properties located in Colorado are operated by BP. As used in this report, Linn Energy Holdings, LLC ("Linn") refers to the operator of the Hugoton Royalty Properties, ConocoPhillips refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and BP refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

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

        On May 11, 2016, Linn Energy, LLC ("Old Linn"), LinnCo, LLC ("LinnCo"), an affiliate of Old Linn, and certain of Old Linn's direct and indirect subsidiaries (collectively with Old Linn and LinnCo, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). The Debtors' Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040.

        On January 27, 2017, the Court entered the Order Confirming (I) Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC and (II) Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Confirmation Order"), which approved and confirmed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Plan"). The Plan became effective on February 28, 2017 (the "Effective Date").

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty.

        The terms of the Mesa Royalty Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot engage in any business or investment activity or purchase any assets; (2) the Royalty can be sold in part or in total for cash upon approval by the unitholders; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings; (4) in January, April, July and October of each year the Trustee will make quarterly distributions of cash available for distribution to the unitholders; and (5) the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Royalty income of the Trust was $1,364,791 and $2,076,841 for the years 2016 and 2015, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

DESCRIPTION OF THE UNITS

        Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 31, 2017.

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

        As of December 31, 2016, there were $0 unreimbursed expenses. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the year ended December 31, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the twelve months ended December 31, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101, (ii) the amount of expected expense reimbursement cash receipts of $812 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. As of December 31, 2016, the reserve for unknown contingent liabilities and expenses was $1,000,000 and is included in cash and short term investments.

        For the year ended December 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $180,864. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the twelve months ended December 31, 2015 related to expense reimbursement cash receipts for previous periods totaling $174,126. As of December 31, 2015, the reserve for unknown contingent liabilities and expenses was $993,261, which was included in cash and short term investments. The Trust has subsequently received $6,739 of the expected expense reimbursement cash receipts as of January 31, 2016, which has increased the reserve for unknown contingent liabilities and expenses. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

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

  Additional Tax on Net Investment Income

        Individuals, estates, and trusts with income above certain thresholds are subject under Section 1411 of the Code to an additional 3.8% tax—also known as the Net Investment Income Tax ("NIIT")—on their net investment income. Grantor trusts such as Mesa Royalty Trust are not subject to the NIIT; however, the unitholders may be subject to the tax. For these purposes, investment income would generally include certain income derived from investments, such as the royalty income derived from the units and gain realized by a unitholder from a sale of the units.

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

        In addition, if a foreign corporation elects under provisions of the Code to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business, the corporation may also be subject to the U.S. branch profits tax at a rate of 30%. This tax is imposed on U.S. branch profits of a foreign corporation that are not reinvested in the U.S. trade or business. This tax is in addition to the tax on effectively connected income. The branch profits tax may be either reduced or eliminated by treaty. Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many considerations. Therefore, each non-U.S. unitholder is encouraged to consult with his own tax advisor with respect to its ownership of Trust units.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2016

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Area (Kansas)	99,654	99,413	482	418
San Juan Basin (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	2,546	291

Total	140,370	130,741	3,028	709

(1)
The Trust does not have a working interest in the producing acres and producing gas wells. The gross and net amounts in the table above represent gross and net amounts attributable to the working interest owners and are the basis for the Gross Proceeds amounts discussed under "Description of the Trust."

Hugoton Field

        The principal property interest conveyed to the Trust accounts was carved out of Linn's working interest in 104,437 net producing acres in the Hugoton field. The life of the field is expected to extend beyond the year 2041.

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

Drilling

        There were no exploratory wells drilled on the Royalty Properties during 2016, 2015 or 2014.

Reserves

        A study of the proved Hugoton Area and San Juan Basin oil and gas reserves attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2016. A copy of this Reserve Report has been filed as an exhibit to this annual report on Form 10-K. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Astana, Moscow and Algiers. The firm's more than 150 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

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

        Estimates of the gross and net proved reserves, as of December 31, 2016, of the Trust's ownership in the overriding royalty interest are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Net Reserves
	BP	Conoco	Linn	Red Willow	XTO	Total
Proved Developed
Oil and Condensate, Mbbl	0	5	0	0	0	5
Natural Gas Liquids, Mbbl	0	198	34	0	1	233
Gas, MMcf	882	2,543	630	14	15	4,084
Proved Undeveloped
Oil and Condensate, Mbbl	0	0	0	0	0	0
Natural Gas Liquids, Mbbl	0	0	0	0	0	0
Gas, MMcf	0	0	0	0	0	0
Total, Proved
Oil and Condensate, Mbbl	0	5	0	0	0	5
Natural Gas Liquids, Mbbl	0	198	34	0	1	233
Gas, MMcf	882	2,543	630	14	15	4,084

        The estimated future net revenue and standardized measure of future net royalty income discounted at 10 percent attributable to the Trust's overriding royalty interest as of December 31, 2016, under the economic assumptions furnished by the working interest owners is summarized as follows, expressed in thousands of dollars:

	BP	Conoco	Linn	Red Willow	XTO	Total
Future Net Revenue(1)	1,048	8,471	2,188	16	48	11,771

	BP	Conoco	Linn	Red Willow	XTO	Total
Standardized Measure of Future Net Royalty Income discounted at 10%(1)	723	4,762	1,532	11	29	7,057

(1)
Future income tax expenses were not taken into account in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99.1 for more information.

        The Reserve Report was delivered to the Trustee on March 10, 2017. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$41.19 per Bbl; (2) NGL prices—$14.16 per Bbl for San Juan properties, $11.45 per Bbl for Hugoton properties; and (3) natural gas prices—$2.23 per Mcf for San Juan properties, $2.85 per Mcf for Hugoton properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the properties with no increases in the future based on inflation.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board ("FASB"). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2016, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because the reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        The Trustee relies on DeGolyer and MacNaughton to prepare the reserve estimates attributable to the Trust's interests in the Royalty Properties. Although the Trustee inquires with the third-party reserve engineer about the information provided by the working interest owners and the assumptions made and methodologies used by the third-party reserve engineer, the Trustee does not control the information provided by the working interest owners or the assumptions made or methodologies used by the third-party reserve engineer. Accordingly, such information is outside the scope of the internal controls of the Trust and the Trustee.

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

CONTRACTS

Hugoton Field

        Natural gas and natural gas liquids produced by Linn from the Hugoton field and attributable to the Royalty accounted for approximately 34% of the Royalty income of the Trust during 2016.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During 2016, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2016 as compared to the year ended December, 2015.

        In June 1994, PNR entered into a Gas Transportation Agreement ("Gas Transportation Agreement") with Western Resources, Inc. ("WRI") for a primary term of five years, commencing June 1, 1995. Thereafter, this contract has renewed on a year to year basis. WRI subsequently assigned its rights and obligations under the Gas Transportation Agreement to Oneok Field Services ("Oneok"), and PNR subsequently assigned its rights and obligations under the Gas Transportation Agreement to Linn. In their termination notice issued May 12, 2015, Oneok noted they were agreeable to negotiating a new agreement in order to continue to provide gathering and compression service. On January 1, 2016, an affiliate of Linn acquired the gathering line from Oneok. Oneok will continue to provide compression under a new Gas Compression Agreement effective January 1, 2016 through December 31, 2018, and then month-to-month thereafter, at a rate of $0.13 per Mcf, to be escalated beginning April 1, 2017, and annually each April 1 thereafter using the Consumer Price Index. An affiliate of Linn began providing gathering services under a new Gas Gathering Agreement effective January 1, 2016, under a three year agreement that continues month-to-month thereafter, at a rate of $0.06 per Mcf, to be escalated beginning April 1, 2017, and annually each April 1 thereafter using the Consumer Price Index.

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin field and attributable to the Royalty accounted for approximately 48% of the Royalty income of the Trust during 2016. The majority of gas produced from the San Juan Basin is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The Henry Hub Natural Gas Spot Prices were $4.37 per mcf in 2014, decreased to $2.62 per mcf in 2015 and decreased to $2.50 per mcf in 2016 according to the U.S. Energy Information Administration of the Department of Energy. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in these periods. Because of the time lag between the date on which the working interest owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods.

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

FERC Regulation

        In general, the FERC regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by pipelines, but does not regulate natural gas gathering facilities. The FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

State and Other Regulation

        All of the jurisdictions in which the Trust has an interest in producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters. See "Contracts—Hugoton Field" for a discussion of Linn's allowables in the Hugoton Royalty Properties.

        State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take and common purchaser requirements, as well as complaint-based rate regulation. For example, Oklahoma, Kansas and Texas prohibit discriminatory gathering rates.

        Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to Federal minimum safety requirements. These requirements, however, are not applicable to, inter alia, onshore gathering of gas (i) through a pipeline that operates at less than 0 psig; (ii) through a pipeline that is not a regulated onshore gathering line (as determined in Section 192.8); and (iii) within the inlets of the Gulf of Mexico, except for the requirements in Section 192.612. See 49 C.F.R. § 192.1(b). We are informed that the Royalty Properties are located in the Hugoton field in Kansas, the San Juan Basin in New Mexico and Colorado, and the Yellow Creek field of Wyoming. Furthermore, those states have adopted the Federal minimum safety requirements for intrastate pipelines within their borders. The standards governing pipeline safety have undergone recent changes and it is possible that future changes in the regulations and statutes may occur which may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

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

        Hydraulic Fracturing.    It is customary to recover oil and natural gas from deep shale, tight sand and coal bed formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Conventional hydraulic fracturing techniques are used to increase production in vertical wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has finalized a study of the potential environmental impacts of hydraulic fracturing activities and issued a report in December 2016. At that time, the EPA concluded that under certain circumstances, the "water cycle" activities associated with hydraulic fracturing may impact drinking water resources.

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

        Climate Change.    In the recent Congressional session, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary source of greenhouse gases above certain thresholds to report, limit or control such emissions, including recently adopted rules to control methane emissions. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA's regulatory authority. The EPA has also promulgated regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector, which may affect demand for oil and gas. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships.

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

        Crude oil prices have been volatile the last several years and, since the second half of 2014 have declined substantially from historic highs and may remain depressed for the forseeable future. In 2016, crude oil prices per Bbl ranged from a high of approximately $54.01 to a low of approximately $26.19. The NYMEX crude oil spot prices per Bbl were $53.27, $37.04 and $53.75 as of December 31, 2014, 2015 and 2016, respectively. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

Any additional decreases in prices of natural gas may materially and adversely affect our cash generated from operations, results of operations and reduce net proceeds available to the Trust and distributions to Trust unitholders.

        During the eight years prior to December 31, 2016, gas prices at Henry Hub have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.49 per MMBtu in 2016. On December 31, 2016, the Henry Hub spot market price of gas was $3.71 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production, could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of our estimated reserves and reduce net proceeds and the amount of cash we would otherwise have available to pay cash distributions to unitholders.

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

        The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting and emission reduction. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the working interest owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the working interest owners' operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods, drought and other climatic events, which if any such effects were to occur, could have adverse physical effects on the working interest owners' operations or physical assets.

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

        Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale and coal formations, as well as tight conventional formations including many of those Royalty properties in which the Trust holds an interest. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Some states have adopted and others are considering legislation to restrict hydraulic fracturing. Several states including those where Royalty properties are located have adopted legislation requiring the public disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Further, the EPA has finalized a study of the impacts of hydraulic fracturing in December 2016. At that time, the EPA concluded that under certain circumstances, the "water cycle" activities associated with hydraulic fracturing may impact drinking water resources. In addition, any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business and required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2016 and December 31, 2015, were as follows:

	2016			2015
Quarter	High	Low	Distribution	High	Low	Distribution
First	$9.19	$5.64	$0.0802	$26.33	$17.42	$0.3986
Second	$11.18	$7.45	$0.0783	$22.58	$13.75	$0.2235
Third	$11.02	$8.12	$0.1651	$14.21	$7.40	$0.1867
Fourth	$12.85	$8.25	$0.3242	$10.96	$5.67	$0.2227

        At March 31, 2017, the 1,863,590 units outstanding were held by 606 unitholders of record.

Item 6.    Selected Financial Data.

	2016	2015	2014	2013	2012
Royalty income	$1,364,791	$2,076,841	$6,692,021	$3,625,454	$3,781,422
Distributable income	$1,213,912	$1,915,663	$6,533,548	$3,462,518	$3,601,394
Distributable income per unit	$0.6514	$1.0279	$3.5059	$1.8580	$1.9325
Total assets at year end	$4,043,451	$4,143,131	$5,130,947	$5,669,212	$6,315,203

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

        As of December 31, 2016, there were $0 of unreimbursed expenses.

        The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the year ended December 31, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the twelve months ended December 31, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101, (ii) the amount of expected expense reimbursement cash receipts of $812 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. As of December 31, 2016, the reserve for unknown contingent liabilities and expenses was $1,000,000 and is included in cash and short term investments.

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

  Financial Review

  Years 2016 and 2015

	Years Ended December 31,
	2016	2015
Royalty income	$1,364,791	$2,076,841
Interest income	1,899	29
General and administrative expenses	(152,778)	(161,207)

Distributable income	$1,213,912	$1,915,663

Distributable income per unit	$0.6514	$1.0279

        The Trust's Royalty income was $1,364,791 in 2016, a decrease of approximately 34% as compared to $2,076,841 in 2015, primarily as a result of lower prices for natural gas, natural gas liquids and oil and condensate and decreased natural gas and natural gas liquids production volumes, offet in part by reduced capital expenditures and operating costs in 2016 compared with 2015. The Trust's Interest income in 2016 was $1,899, an increase from $29 in 2015. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, general and administrative expense decreased to $152,778 in 2016 compared with $161,207 in 2015. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount included the Trust's share of an audit adjustment related to prior periods.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the twelve months ended December 31, 2016 was $1,207,174, representing $0.6478 per unit, compared to $1,922,401, representing $1.0315 per unit, for the twelve months ended December 31, 2015.

        The Trustee was due $475,000 for its services for the year ended December 31, 2016. The Trust paid $433,152 of this amount to the Trustee, and $41,848 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.00% return through December 14, 2016 and 2.25% through December 31, 2016. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $29,290 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2016 such fees were $433,152. Reimbursements received for year ended December 31, 2016 were $383,588. For the year ended December 31, 2015 such fees were $433,253. Reimbursements received for the year ended December 31, 2015 were $383,676.

Hugoton Field

        Royalty income attributable to the Hugoton Royalty Properties was $457,295 in 2016, a decrease of approximately 49%, as compared to 903,158 in 2015, primarily due to lower prices for natural gas and natural gas liquids, decreased production volumes for natural gas and natural gas liquids and higher operating costs, offset in part by reduced capital expenditures during 2016 compared to 2015. There was a $677 joint venture audit adjustment by PNR for the quarter ended March 31, 2015. The average price received for natural gas and natural gas liquids from the Hugoton Royalty Properties was $2.86 per Mcf and $11.38 per Bbl, respectively, in 2016 as compared to $3.47 per Mcf and $13.83 per Bbl, respectively, in 2015. Net production attributable to the Hugoton Royalty was 121,662 Mcf of natural gas and 9,608 barrels of natural gas liquids in 2016 as compared with 199,976 Mcf of natural gas and 15,080 barrels of natural gas liquids in 2015. Actual production volumes attributable to the Hugoton properties were 376,689 Mcf of natural gas and 28,207 barrels of natural gas liquids in 2016 as compared with 404,456 Mcf of natural gas and 31,793 barrels of natural gas liquids in 2015.

        The Hugoton capital expenditures were $8,040 for 2016, a decrease of approximately 33% as compared to 11,961 for 2015. Operating costs were $931,217 during 2016, as compared to $927,735 during 2015.

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

        On May 11, 2016, Linn Energy, LLC ("Old Linn"), LinnCo, LLC ("LinnCo"), an affiliate of Old Linn, and certain of Old Linn's direct and indirect subsidiaries (collectively with Old Linn and LinnCo, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). The Debtors' Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040.

        On January 27, 2017, the Court entered the Order Confirming (I) Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC and (II) Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Confirmation Order"), which approved and confirmed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Plan"). The Plan became effective on February 28, 2017 (the "Effective Date").

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty.

  San Juan Basin

        Royalty income from the San Juan Basin Royalty properties is calculated and paid to the Trust on a state-by-state basis. Royalty income from the San Juan Basin Royalty Properties located in the state of New Mexico was $652,108 in 2016 as compared to $1,140,015 in 2015, a decrease of approximately 43%. The decrease in Royalty income was due primarily to lower prices and reduced production volumes for natural gas, natural gas liquids and oil and condensate during 2016 as compared to 2015, offset in part by a decrease in capital expenditures and operating costs in 2016 compared with 2015. Net production attributable to the San Juan Basin Royalty located in the state of New Mexico was 267,253 Mcf of natural gas, 15,142 barrels of natural gas liquids and 829 barrels of oil and condensate in 2016 as compared 352,323 Mcf of natural gas, 23,657 barrels of natural gas liquids and 932 barrels of oil and condensate in 2015. Actual production attributable to the San Juan Basin properties located in the state of New Mexico was 636,544 Mcf of natural gas, 47,665 barrels of natural gas liquids and 1,874 barrels of oil and condensate in 2016 as compared with 710,322 Mcf of natural gas, 57,148 barrels of natural gas liquids and 1,864 barrels of oil and condensate in 2015. The average price received for natural gas, natural gas liquids and oil and condensate from the San Juan Basin Royalty properties located in the state of New Mexico was $1.64 per Mcf, $12.40 per barrel and $31.25 per barrel, respectively, in 2016 compared with $2.24 per Mcf, $13.30 per barrel and $39.80 per barrel, respectively, in 2015.

        San Juan—New Mexico capital expenditures were $39,061 during 2016, a decrease of approximately 74% as compared $148,158 during 2015. This decrease is due to decreased spending on facilities during 2016 when compared to 2015 as a result ofcompression downsizes during 2016 which are part of a multiyear program that results in operating cost savings. Operating costs were $862,283 during 2016, a decrease of approximately 16% as compared to $1,023,487 during 2015. The decrease in operating costs was primarily due to a strategic change in operating philosophy, due to rig optimization, shutting in marginally producing wells along with lower severance taxes due to the decrease in commodity prices in 2016 compared with 2015.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $255,388 in 2016 as compared to $17,549 in 2015 an increase of approximately 1,355%. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount included the Trust's share of an audit adjustment related to prior periods. The increase in Royalty income was primarily the result of lower operating costs and increased natural gas production, offset in part by lower prices for natural gas during 2016 as compared to 2015. Net production attributable to the San Juan Basin Royalty properties primarily located in Colorado was 210,532 Mcf of natural gas in 2016 as compared to 9,556 Mcf of natural gas in 2015. The average price received for natural gas from these San Juan Basin properties was $1.21 per Mcf in 2016 as compared with $1.84 per Mcf in 2015. Actual natural gas production volumes attributable to the San Juan Basin Colorado Properties were 497,758 Mcf in 2016 as compared with 314,303 Mcf in 2015. The increase in natural gas production in 2016 compared to 2015 is the result of increased recovery efforts. There was no actual or net production of natural gas liquids or oil and condensate from the San Juan Basin—Colorado Properties during 2016 and 2015. Operating costs were $286,173 during 2016 compared to $624,929 during 2015. The decrease in operating costs was due primarily to repairs and recompletions in 2015 compared with 2016.

  Years 2015 and 2014

	Years Ended December 31,
	2015	2014
Royalty income	$2,076,841	$6,692,021
Interest income	29	71
General and administrative expenses	(161,207)	(158,544)

Distributable income	$1,915,663	$6,533,548

Distributable income per unit	$1.0279	$3.5059

        The Trust's Royalty income was $2,076,841 in 2015, a decrease of approximately 69% as compared to $6,692,021 in 2014, primarily as a result of lower prices for natural gas, natural gas liquids and oil and condensate and decreased natural gas and natural gas liquids production volumes, offset in part by reduced capital expenditures and operating costs in 2015 compared with 2014. The Trustee engaged an independent consulting firm to audit revenues and expenses and established reserves of certain working interest owners. As a result of the audit, the Trustee and PNR entered into a Settlement Agreement, dated effective as of February 21, 2014, pursuant to which PNR agreed to pay the Trust approximately $747,000 for certain audit exceptions noted by the Trustee for the calendar years 2006 through 2012 with regard to payments made by PNR to the Trust under the Conveyance. The Trustee agreed to release PNR from any claims related to any of the matters raised in the audit exceptions for any year prior to 2013 and all such exceptions are deemed closed. These reviews with respect to payments made by other working interest owners and audits are ongoing. As such, the Trust income distribution for the month of April 2014 included $881,595 from PNR. The Trust income distribution for the month of September 2014 also included $52,868 from PNR and $369,585 from BP. PNR advised the Trustee that the $52,868 amount represents the Trust's share of an audit settlement completed regarding the Satanta plant. BP advised the Trustee that the $369,585 amount includes the Trust's share of an audit adjustment related to prior periods. Amounts received from PNR and BP for the twelve months ended December 31, 2014 were $934,463 and $369,585, respectively. While these audits have highlighted issues that remain open, the Trustee has not made a determination at this time whether any additional audit exceptions will result in any material gains or expenses net to the Trust. The Trust's Interest income in 2015 was $29, a decrease from $71 in 2014. In accordance with the Trust Indenture, interest on cash on hand was paid at a rate of 1.5% below the prime interest rate. In addition, general and administrative expense increased to $161,207 in 2015 compared with $158,544 in 2014. The Trust income distribution for the month of December 2015 included $15,167 from BP. BP advised the Trustee that the $15,167 amount included the Trust's share of an audit adjustment related to prior periods.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the twelve months ended December 31, 2015 was $1,922,401, representing $1.0315 per unit, compared to $6,533,548, representing $3.5059 per unit, for the twelve months ended December 31, 2014.

        The Trustee was due $475,000 for its services for the year ended December 31, 2015. The Trust paid $433,253 of this amount to the Trustee, and $41,747 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% return through December 16, 2015 and 2.00% through December 31, 2015. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $48,775 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2015, such fees were $433,253. Reimbursements received for year ended December 31, 2015 were $383,676. For the year ended December 31, 2014, such fees were $408,802. Reimbursements received for the year ended December 31, 2014 were $362,023.

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

 SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	Hugoton				San Juan New Mexico			San Juan Colorado					Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids		Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2016:
The Trust's proportionate share of—Gross Proceeds(1)(5)	$1,075,599	$320,953	$—		$1,043,817	$448,571	$58,580	$602,653	$—		$—		$2,722,069	$769,524	$58,580
Less the Trust's proportionate share of—Capital costs	(6,422)	(1,618)	—		(27,157)	(10,673)	(1,231)	—	—		—		(33,579)	(12,291)	(1,231)
Operating costs(5)	(721,225)	(209,992)	—		(579,744)	(250,971)	(31,568)	(286,173)	—		—		(1,587,142)	(460,963)	(31,568)

Net Proceeds(2)	$347,952	$109,343	$—		$436,916	$186,927	$25,781	$316,480	$—		$—		$1,101,348	$296,270	$25,781

Royalty Income(2)	$347,952	$109,343	$—		$438,460	$187,754	$25,894	$255,388	$—		$—		$1,041,800	$297,097	$25,894
Average Sales Price	$2.86	$11.38	$—		$1.64	$12.40	$31.25	$1.21	$—		$—		$1.74	$12.00	$31.25

Average Production Costs(3)	$5.98	$22.02	$—		$2.27	$17.28	$39.58	$1.36	$—		$—		$2.70	$19.12	$39.58
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf )	(Bbls	)	(Bbls	)	(Mcf )	(Bbls )	(Bbls )
Royalty paid(4)(5)	121,662	9,608	—		267,253	15,142	829	210,532	—		—		599,447	24,750	829

Year ended December 31, 2015:
The Trust's proportionate share of—Gross Proceeds(1)	$1,402,691	$439,486	$—		$1,594,572	$643,318	$74,094	$565,519	$—		$—		$3,562,781	$1,082,804	$74,094
Less the Trust's proportionate share of—Capital costs	(8,718)	(3,243)	—		(101,100)	(42,210)	(4,848)	(525)	—		—		(110,343)	(45,453)	(4,848)
Operating costs	(700,055)	(227,680)	—		(704,588)	(286,700)	(32,199)	(624,929)	—		—		(2,029,572)	(514,380)	(32,199)

Net Proceeds(2)	$693,918	$208,563	$—		$788,884	$314,408	$37,047	$(59,935)	$—		$—		$1,422,866	$522,971	$37,047

Royalty Income(2)	$693,918	$208,563	$—		$789,290	$314,619	$37,106	17,549	$—		$—		$1,500,756	$523,182	37,106
Average Sales Price	$3.47	$13.83	$—		$2.24	$13.30	$39.81	$1.84	$—		$—		$2.67	$13.51	$39.81

Average Production Costs(3)	$3.54	$15.31	$—		$2.29	$13.90	$39.751	$65.45	$—		$—		$3.81	$14.45	$39.75
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf )	(Bbls	)	(Bbls	)	(Mcf )	(Bbls	(Bbls )
Royalty paid(4)	199,976	15,080	—		352,323	23,657	932	9,556	—		—		561,855	38,737	932

Year ended December 31, 2014:
The Trust's proportionate share of—Gross Proceeds(1)	$2,061,962	$1,212,657	$—		$2,748,824	$1,645,482	$171,676	$951,551	$—		$—		$5,762,337	$2,858,139	$171,676
Less the Trust's proportionate share of—Capital costs	(15,087)	(9,361)	—		(114,348)	(69,965)	(7,312)	—	—		—		(129,435)	(79,326)	(7,312)
Operating costs	(750,805)	(443,017)	—		(803,754)	(483,452)	(49,390)	(288,103)	—		—		(1,842,662)	(926,469)	(49,390)

Net Proceeds(2)	$1,296,070	$760,279	$—		$1,830,722	$1,092,065	$114,974	$663,448	$—		$—		$3,790,240	$1,852,344	$114,974

Royalty Income(2)	$1,296,070	$760,279	$—		$1,830,722	$1,092,065	$114,974	$663,448	$—		$—		$3,790,240	$1,852,344	$114,974
Average Sales Price	$4.54	$36.22	$—		$3.67	$21.77	$83.52	$3.18	$—		$—		$3.82	$26.04	$83.52

Average Production Costs(3)	$2.68	$21.55	$—		$1.84	$11.03	$41.19	1.38	$—		$—		$1.99	$14.14	$41.19
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Mcf )	(Bbls )	(Mcf )	(Bbls	)	(Bbls	)	(Mcf )	(Bbls )	(Bbls )
Royalty paid(4)	285,478	20,991	—		498,936	50,154	1,377	208,392	—		—		992,805	71,145	1,377

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

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs in the amount of $3,591 and $1,107 as of December 31, 2016 and December 31, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $2,484 for the twelve months ended December 31, 2016. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $629 for the twelve months ended December 31, 2015.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $3,860 and $12,532, respectively as of December 31, 2016. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $72,336 and $5,148, respectively as of December 31, 2015.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $3,860 and $7,384, respectively for the twelve months ended December 31, 2016. The trust recovered prior period excess productions costs of $72,336 related to the San Juan Basin—Colorado properties operated by BP during the twelve months ended December 31, 2016.

  Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $72,336 and $5,148, respectively for the twelve months ended December 31, 2015.

  The trust recovered prior period excess production costs of $72,336 related to the San Juan Basin—Colorado properties operated by BP during the twelve months ended December 31, 2016.

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

(5)
In order to more closely align the reporting and payment of Royalty income from the San Juan Basin—Colorado properties operated by BP, the Trustee elected to report BP's production from December 2016 for the year ended December 31, 2016. Historically, BP's December production month has correlated to the Trust's January accounting month. However, such election did not impact Royalty Income or Cash in the Trust's financial statements for the year ended December 31, 2016, as the San Juan Basin—Colorado properties operated by BP generated excess production costs of $3,860 during the December 2016 production month, and no payment was due to the Trust by BP. The effect of the Trustee's election to include the December 2016 production month for the year ended December 31, 2016 is as follows: (i) The Summary of Royalty Income, Production, Prices and Costs include the Trust's proportionate share of gross proceeds of $68,327, the Trust's proportionate share of operating costs of $72,187 and net production volumes attributable to the Royalty paid of 40,163 Mcf and (ii) $3,860 of excess production costs related to the San Juan Basin—Colorado properties operated by BP as of December 31, 2016 were included in the Excess Production Costs footnote to the Trust's financial statements for the year ended December 31, 2016.

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

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2016	2015	2014
Royalty income	$1,364,791	$2,076,841	$6,692,021
Interest income	1,899	29	71
General and administrative expenses	(152,778)	(161,207)	(158,544)

Distributable income	$1,213,912	$1,915,663	$6,533,548

Distributable income per unit	$0.6514	$1.0279	$3.5059

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2016	2015
ASSETS
Cash and short-term investments	$1,604,112	$1,408,413
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Less: accumulated amortization	(40,058,695)	(39,763,316)

Total assets	$4,043,451	$4,143,131

LIABILITIES AND TRUST CORPUS
Distributions payable	$604,112	$415,151
Trust corpus (1,863,590 units of beneficial interest authorized and outstanding)	3,439,339	3,727,980

Total liabilities and trust corpus	$4,043,451	$4,143,131

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2016	2015	2014
Trust corpus, beginning of year	$3,727,980	$4,013,833	$4,729,958
Distributable income	1,213,912	1,915,663	6,533,548
Distributions to unitholders	(1,207,174)	(1,922,401)	(6,533,548)
Amortization of net overriding royalty interests	(295,379)	(279,115)	(716,125)

Trust corpus, end of year	$3,439,339	$3,727,980	$4,013,833

See accompanying notes to financial statement

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

        On May 11, 2016, Linn Energy, LLC ("Old Linn"), LinnCo, LLC ("LinnCo"), an affiliate of Old Linn, and certain of Old Linn's direct and indirect subsidiaries (collectively with Old Linn and LinnCo, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). The Debtors' Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions (Continued)

        On January 27, 2017, the Court entered the Order Confirming (I) Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC and (II) Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Confirmation Order"), which approved and confirmed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Plan"). The Plan became effective on February 28, 2017 (the "Effective Date").

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty.

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

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments

        As of December 31, 2016, there were $0 of unreimbursed expenses.

        The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. For the year ended December 31, 2016, the Trustee increased the reserve

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions (Continued)

for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the twelve months ended December 31, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101, (ii) the amount of expected expense reimbursement cash receipts of $812 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. As of December 31, 2016, the reserve for unknown contingent liabilities and expenses was $1,000,000 and is included in cash and short term investments.

        For the year ended December 31, 2015, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $180,864. Additionally, the Trustee increased the reserve for future unknown contingent liabilities and expenses by the amounts received during the twelve months ended December 31, 2015 related to expense reimbursement cash receipts for previous periods totaling $174,126. As of December 31, 2015, the reserve for unknown contingent liabilities and expenses was $993,261, which was included in cash and short term investments. The Trust has subsequently received $6,739 of the expected expense reimbursement cash receipts as of January 31, 2016, which has increased the reserve for unknown contingent liabilities and expenses to $1,000,000 as of December 31, 2016. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $475,000 for its services for the year ended December 31, 2016. The Trust paid $433,152 of this amount to the Trustee, and $41,848 was allocated to offset against interest due to the Trust under the Trust Indenture.

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

        The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 512-236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property for the period reported. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As of December 31, 2016 and December 31, 2015, there were $19,983 and $78,591, respectively, of excess production costs. Excess production costs in the amount of $3,591 and $1,107 as of December 31, 2016 and December 31, 2015, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. XTO Energy Inc. made distributions to the Trust during the first and second quarters of 2015 without recovering the $478 excess production costs. The remainder of the excess production costs in the amount of $16,392 as of December 31, 2016 and $77,484 as of December 31, 2015, related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $3,860 and $72,336 as of December 31, 2016 and December 31, 2015, respectively.

        In order to more closely align the reporting and payment of Royalty income from the San Juan Basin—Colorado properties operated by BP, the Trustee elected to report BP's production from December 2016 for the year ended December 31, 2016. Historically, BP's December production month has correlated to the Trust's January accounting month. However, such election did not impact Royalty Income or Cash in the Trust's financial statements for the year ended December 31, 2016, as the San Juan Basin—Colorado properties operated by BP generated excess production costs of $3,860 during the December 2016 production month, and no payment was due to the Trust by BP.

        Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $12,532 and $5,148 as of December 31, 2016 and December 31, 2015, respectively.

(8) Distributable Income Per Unit

        For the twelve months ended December 31, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter and third quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and $812, respectively, (ii) a prior period expense refund received from a vendor in the amount of $101 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders. For the twelve months ended December 31, 2016, the Trustee decreased the reserve for future unknown contingent liabilities and expenses for (i) a prior period expense refund received from a vendor in the amount of $101, (ii) the amount of expected expense reimbursement cash receipts of $812 and (iii) $107,659 of royalty income received from BP in September 2016 after the distribution to unitholders had been announced for the month of September 2016. Such royalty income was included in the October 2016 distribution to unitholders.

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

the amounts received during the 2015 related to expense reimbursement cash receipts for previous periods totaling $174,126. The effect on distributable income per unit is as follows:

	Twelve Months Ended December 31,
	2016	2015
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$1,213,912	$1,915,663
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(115,310)	(174,126)
Withdrawal from Reserve for Contingent Liabilities and Expenses (See Note 1)	108,572	180,864

Distributable income Available for Distribution	$1,207,174	$1,922,401

Distributable income Available for Distribution per unit	$0.6478	$1.0315

Units outstanding	1,863,590	1,863,590

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

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2016, 2015, 2014 and 2013 are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2016, were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES
(Unaudited)

	Oil and Condendate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2012	7,445	290,482	4,014,127

Revisions to previous estimates	1,205	63,818	1,706,076
Extensions, discoveries and other additions	—	—	—
Production	(1,125)	(49,938)	(753,134)

December 31, 2013	7,525	304,362	4,967,069

Revisions to previous estimates	4,034	154,309	2,229,311
Extensions, discoveries and other additions	—	—	—
Production	(1,377)	(71,145)	(992,805)

December 31, 2014	10,182	387,526	6,203,575

Revisions to previous estimates	(2,955)	(61,770)	(391,926)
Extensions, discoveries and other additions	—	—	—
Production	(932)	(38,737)	(561,855)

December 31, 2015	6,295	287,019	5,249,794

Revisions to previous estimates	(228)	(29,399)	(566,548)

Extensions, discoveries and other additions	—	—	—

Production	(829)	(24,750)	(599,447)

December 31, 2016	5,238	232,870	4,083,799

Proved Developed Reserves:
December 31, 2012	7,445	271,540	3,681,019

December 31, 2013	7,525	304,362	4,967,069

December 31, 2014	10,182	387,526	6,203,575

December 31, 2015	6,295	287,019	5,249,794

December 31, 2016	5,238	232,870	4,083,799

Proved Undeveloped Reserves:
December 31, 2012	—	18,942	333,108

December 31, 2013	—	—	—

December 31, 2014	—	—	—

December 31, 2015	—	—	—

December 31, 2016

•
The Hugoton Royalty represents 15%, 23%, and 17% of the estimated proved natural gas liquids reserves and 15%, 22%, and 19% of the estimated proved natural gas reserves as of December 31 of 2016, 2015 and 2014, respectively.

•
The December 31, 2016, 2015, 2014 and 2013 reserve estimates for the Hugoton properties were prepared by a third party reservoir engineering firm.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2016	2015	2014
	(In thousands)
The Trust's proportionate share of future gross proceeds	31,108	$40,987	$75,426
Less the Trust's proportionate share of—Future operating costs	(19,336)	(23,495)	(40,806)
Future capital costs	(1)	(1)	(1)

Future royalty income	11,771	17,491	34,619
Discount at 10% per annum	(4,714)	(6,767)	(15,295)

Standardized measure of future royalty income from proved oil and gas reserves	$7,057	$10,724	$19,324

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited)

	December 31,
	2016	2015	2014
	(In thousands)
Standardized measure at beginning of year	$10,724	$19,324	$14,031

Revisions of previous estimates	(1,741)	2,695	7,781
Net changes in price and production costs	(2,171)	(11,309)	3,110
Extensions, discoveries and other additions	—	—	—
Royalty income	(1,365)	(2,077)	(6,692)
Accretion of discount	1,610	2,091	1,094

Net changes in standardized measure	(3,667)	(8,600)	5,293

Standardized measure at end of year	$7,057	$10,724	$19,324

•
The Hugoton Royalty represents approximately 21.7% and 30.9% of the standardized measure of future royalty income for 2016 and 2015, respectively.

•
Standardized measure at December 31, 2016 was calculated using natural gas prices of $2.85 per Mcf for Hugoton properties and $2.23 for the San Juan properties, natural gas liquids prices of $11.45 per Bbl for Hugoton properties and $14.16 per Bbl for the San Juan properties and oil and condensate prices of $41.19 per Bbl for the San Juan properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2016:
Royalty income	$204,645	$182,988	$451,782	$525,376
Distributable income	$156,222	$145,135	$416,102	$496,453
Distributable income per unit	$.0838	$.0779	$.2233	$.2664
2015:
Royalty income	$790,090	$455,838	$401,139	$429,774
Distributable income	$625,159	$479,703	$411,962	$398,839
Distributable income per unit	$.3355	$.2574	$.2211	$.2139

Report of Independent Registered Public Accounting Firm

The Unit Holders of Mesa Royalty Trust and
Bank of New York Mellon, N.A., Trustee:

        We have audited the accompanying statements of assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Mesa Royalty Trust as of December 31, 2016 and 2015, and its distributable income and changes in its trust corpus for each of the years in the three-year period ended December 31, 2016, in conformity with the modified cash basis of accounting described in note 3.

/s/ KPMG LLP
Houston, Texas March 31, 2017

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 (f) promulgated under the Securities and Exchange Act of 1934, as amended, and on the basis of accounting as described in Note 3 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework (2013)," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2016.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2016.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Royalty Trust financial statements for 2016 and 2015 and fees billed for other services rendered by KPMG LLP.

	2016	2015
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	$86,000	$82,000
All other fees	—	—

Total fees	$611,000	$607,000

(1)
Audit fees consist of fees for the audit of the Mesa Royalty Trust financial statements and reimbursement for expenses related to the audit and quarterly reviews for the years ended December 31, 2016 and December 31, 2015. The Mesa Royalty Trust is reimbursed by the working interest owners for approximately 88.56% of general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Mesa Royalty Trust's tax information for its unitholders related to work performed on the taxes, returns and other items billed during 2016 and 2015. The Mesa Royalty Trust is reimbursed by the working interest owners for approximately 88.56% of general and administrative expenses incurred.

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

MESA ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE
By:	/s/ ELAINA RODGERS Elaina Rodgers Vice President & Trust Officer

March 31, 2017

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)

4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)

4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)

4(d	)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)

4(e	)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Summary Reserve Report from DeGolyer and MacNaughton

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Auditors KPMG LLP Houston, Texas	Counsel Andrews Kurth Kenyon LLP Houston, Texas	Transfer Agent and Registrar The Bank of New York Trust Company, N.A. Austin, Texas 78701
Mesa Royalty Trust 601 Travis Street, Floor 16 Houston, Texas 77002

        This Annual Report on Form 10-K was distributed to unitholders as an Annual Report. Additional copies of this Annual Report will be provided, without charge, and copies of exhibits hereto will be provided, upon payment of a reasonable fee, upon written request from any unitholder to:

        Mesa Royalty Trust

        The Bank of New York Trust Company, N.A.

        Attention: Elaina Rodgers

        601 Travis Street, Floor 16

        Houston, Texas 77002

 This information may also be obtained from: http://mtr.investorhq.businesswire.com/