Form 10-Q
period 2017-03-31
MESA ROYALTY TRUST/TX
filed 2017-05-15
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 15, 2017—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Royalty income	$918,539	$204,645
Interest income	1,357	257
General and administrative expense	(48,250)	(48,680)

Distributable income	$871,646	$156,222

Distributable income per unit	$0.4677	$0.0838

Units Outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and short-term investments	$1,871,646	$1,604,112
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,203,893)	(40,058,695)

Total assets	$4,165,787	$4,043,451

LIABILITIES AND TRUST CORPUS
Distributions payable	$789,402	$604,112
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,376,385	3,439,339

Total liabilities and trust corpus	$4,165,787	$4,043,451

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Trust corpus, beginning of period	$3,439,339	$3,727,980
Distributable income	871,646	156,222
Distributions to unitholders	(789,402)	(149,484)
Amortization of net overriding royalty interest	(145,198)	(41,077)

Trust corpus, end of period	$3,376,385	$3,693,641

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

        As of March 31, 2017, there were $0 of unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the three months ended March 31, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017. Such royalty income was included in the April 2017 distribution to unitholders. As of March 31, 2017, the reserve for unknown contingent liabilities and expenses was $1,082,244 and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended March 31, 2017. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.25% return from January 1, 2017 through March 15, 2017 and a 2.50% return from March 16, 2017 through March 31, 2017. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $26,204 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2017, such reimbursements totaled $95,900. For the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

quarter ended March 31, 2016, trustee fees were $108,288. Reimbursements received for the quarter ended March 31, 2016 were $95,900.

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

        On January 27, 2017, the Court entered the Order Confirming (I) Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC and (II) Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC, which approved and confirmed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Plan"). The Plan became effective on February 28, 2017 (the "Effective Date").

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2016. The Trust considers all highly liquid

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

          (d)   Amortization of the Royalty is computed on a unit-of-production basis and is charged directly to trust corpus because such amount does not affect distributable income; and

          (e)   Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such later date as the Trustee determines is required to comply with applicable law or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a Working Interest Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income from the properties will be made to the Trust. As of March 31, 2017 and December 31, 2016, there were $17,567 and $19,983, respectively, of excess production costs. Excess production costs in the amount of $3,735 and $3,591 as of March 31, 2017 and December 31, 2016, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. The remainder of the excess production costs in the amount of $13,832 as of March 31, 2017 and $16,392 as of December 31, 2016, related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $0 and $3,860 as of March 31, 2017 and December 31, 2016, respectively. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $13,832 and $12,532 as of March 31, 2017 and December 31, 2016, respectively. Red Willow made a $147 distribution to the Trust in error during the first quarter of 2017 without recovering the $3,735 excess production costs.

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. As of March 31, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017. Such royalty income was included in the April 2017 distribution to unitholders. The effect on distributable income per unit is as follows:

	Three Months Ended March 31,
	2017	2016
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$871,646	$156,222
Increase in Reserve for Contingent Liabilities and Expenses (See Note 1)	(82,244)	(6,738)
Withdrawal from (Increase to) Reserve for Contingent Liabilities and Expenses (See Note 1)	—	—

Distributable income Available for Distribution	$789,402	$149,484

Distributable income Available for Distribution per unit	$0.4236	$0.0802

Units outstanding	1,863,590	1,863,590

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton and San Juan properties represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. See Note 9 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2016. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2016, including under "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

	Three Months Ended March 31,
	2017			2016
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$990,241	$264,054	$11,447	$653,786	$175,721	$10,526
Less the Trust's proportionate share of:
Capital costs recovered	(3,950)	(1,420)	(88)	(10,287)	(3,929)	(360)
Operating costs	(258,061)	(76,403)	(4,865)	(443,559)	(119,737)	(6,385)

Net proceeds(2)	$728,230	$186,231	$6,494	$199,940	$52,055	$3,781

Royalty income(2)	$725,773	$186,272	$6,494	$148,594	$52,215	$3,836

Average sales price	$2.69	$19.40	$37.45	$1.98	$10.69	$26.79

Average production costs(3)	$.97	$8.11	$28.56	$6.04	$25.31	$47.10

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	269,476	9,601	173	75,111	4,887	143

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Linn and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs in the amount of $3,735 and $1,603 as of March 31, 2017 and March 31, 2016, respectively, were related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $144 and $496 for the three months ended March 31, 2017 and 2016, respectively.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $13,832, respectively, as of March 31, 2017. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $19,776 and $6,081, respectively as of March 31, 2016.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $1,300, respectively, for the three months March 31, 2017 and $0 and $933, respectively, for the three months ended March 31, 2016. The trust recovered prior period excess production costs of $3,860 related to the San Juan Basin—Colorado properties operated by BP during the quarter ended March 31, 2017. The trust recovered prior period excess production costs of $52,560 related to the San Juan Basin—Colorado properties operated by BP during the quarter ended March 31, 2016. Red Willow made a $147 distribution to the Trust during the first quarter of 2017 without recovering the excess production costs. The excess production costs must be recovered by the working interest owners before any distribution of Royalty income will be made to the Trust.

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

Three Months Ended March 31, 2017 and 2016

Financial Review

	Three Months Ended March 31,
	2017	2016
Royalty income	$918,539	$204,645
Interest income	1,357	257
General and administrative expense	(48,250)	(48,680)

Distributable income	$871,646	$156,222

Distributable income per unit	$0.4677	$0.0838

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $918,539 in the first quarter of 2017, an increase of approximately 349% as compared to $204,645 in the first quarter of 2016, primarily as a result of higher natural gas, natural gas liquids and oil and condensate prices, increased production of natural gas, natural gas liquids and oil and condensate and a reduction in capital expenditures and operating expenses in the first quarter of 2017 as compared to the first in quarter of 2016. General and administrative expense was $48,250 in the first quarter of 2017 compared with $48,680 in the first quarter of 2016.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution (if any) and withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended March 31, 2017 was $789,402, representing $.4236 per unit, compared to $149,484, representing $.0802, for the quarter ended March 31, 2016. Based on 1,863,590 units outstanding for the quarters ended March 31, 2017 and 2016, respectively, the per unit distributions were as follows:

	2017	2016
January	$.1572	$.0461
February	.1133	.0237
March	.1531	.0104

	$.4236	$.0802

        As of March 31, 2017, there were $0 of unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the three months ended March 31, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017. Such royalty income was included in the April 2017 distribution to unitholders. As of March 31, 2017, the reserve for unknown contingent liabilities and expenses was $1,082,244 and is included in cash and short term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended March 31, 2017. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.25% return from January 1, 2017 through March 15, 2017 and a 2.50% return from March 16, 2017 through March 31, 2017. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $26,204 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The working interest owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2017, such reimbursements totaled $95,900. For the quarter ended March 31, 2016, trustee fees were $108,288. Reimbursements received for the quarter ended March 31, 2016 were $95,900.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 45% of the Royalty income of the Trust during the first quarter of 2017.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During the first quarter of 2017, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

        Royalty income attributable to the Hugoton Royalty Properties increased to $409,670 in the first quarter of 2017 from $79,125 in the first quarter of 2016 primarily due to increases in natural gas and natural gas liquids prices, increased natural gas volumes and decreased operating costs from the Hugoton Royalty Properties, offset in part by an increase in capital expenditures and a reduction in natural gas liquids volumes in the first quarter of 2017 compared to the first quarter of 2016. The average price received in the first quarter of 2017 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.65 per Mcf and $22.35 per barrel, respectively, as compared to $2.94 per Mcf and $10.07 per barrel, respectively, in the first quarter of 2016. Net production of natural gas attributable to the Hugoton Royalty Properties increased to 82,568 Mcf in the first quarter of 2017 from 21,207 Mcf in the first quarter of 2016. Net production of natural gas liquids attributable to the Hugoton Royalty Properties increased to 4,846 barrels in the first quarter of 2017 from 1,666 barrels in the first quarter of 2016. Actual production volumes from the Hugoton properties increased to 96,653 Mcf of natural gas and decreased to 5,567 barrels of natural gas liquids in the first quarter of 2017 as compared to 95,591 Mcf of natural gas and to 7,322 barrels of natural gas liquids in the first quarter of 2016.

        Capital expenditures attributable to the Hugoton Royalty Properties were $1,254 in the first quarter of 2017, as compared to $91 in the first quarter of 2016. Operating costs were $66,028 in the first quarter of 2017, a decrease of approximately 76% as compared to $275,087 in the first quarter of 2016. The decrease in operating expenses for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016 of 76% is primarily due to ad valorem taxes.

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

        On January 27, 2017, the Court entered the Order Confirming (I) Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC and (II) Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC, which approved and confirmed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the "Plan"). The Plan became effective on February 28, 2017 (the "Effective Date").

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents.

San Juan Basin

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. A majority of the royalty income from the San Juan Basin Royalty Properties is attributable to the Royalty Properties located in the State of New Mexico.

        Royalty income from the San Juan Basin—New Mexico was $304,025 during the first quarter of 2017 as compared with Royalty income of $125,520 during the first quarter of 2016. This increase in Royalty income was due primarily to an increase in natural gas, natural gas liquids and oil and condensate prices, increased production volumes of natural gas, natural gas liquids and oil and reduced capital costs for the first quarter of 2017 compared to the first quarter of 2016, offset in part by an increase in operating costs during the first quarter of 2017 compared to the first quarter of 2016. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 84,442 Mcf of natural gas, 4,755 barrels of natural gas liquids and 173 barrels of oil and condensate in the first quarter of 2017, as compared to 53,904 Mcf of natural gas, 3,221 barrels of natural gas liquids and 143 barrels of oil and condensate in the first quarter of 2016. The average price received in the first quarter of 2017 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.60 per Mcf, $16.40 per barrel and $37.45 per barrel, respectively, compared to $1.59 per Mcf, $10.95 per barrel and $26.41 per barrel during the same period in 2016. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 151,933 Mcf in the first quarter of 2017 from 158,519 Mcf of natural gas for the same period in 2016. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 11,600 barrels in the first quarter of 2017 from 12,523 barrels for the same period in 2016. Actual production volumes of oil and condensate attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 306 barrels in the first quarter of 2017 from 388 barrels for the same period in 2016.

        Capital expenditures on these properties were $4,205 in the first quarter of 2017, a decrease of approximately 71% as compared to $14,485 in the first quarter of 2016, primarily due to decreased spending on facilities in the first quarter of 2017 compared with the first quarter of 2016. Operating costs were $237,889 in the first quarter of 2017, an increase of approximately 5% as compared to $226,699 in the first quarter of 2016. The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $204,845 during the first quarter of 2017, compared to $0 during the first quarter of 2016. This increase in Royalty income was due primarily to higher prices and production volumes for natural gas and a decrease in operating expenses in the first quarter of 2017 compared to the first quarter of 2016. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 102,467 Mcf of natural gas during the first quarter of 2017 with 0 Mcf of natural gas attributable to the Trust during the first quarter of 2016. The average price received in the first quarter of 2017 for natural gas sold from the San Juan Basin Colorado Properties was $2.00 per Mcf, as compared to average price of $1.08 per Mcf for the first quarter of 2016. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 121,865 Mcf of natural gas in the first quarter of 2017 from 111,146 Mcf of natural gas for the same period in 2016.

        Operating costs on these properties were $35,412 in the first quarter of 2017 as compared to $67,895 in the first quarter of 2016. The decrease in operating costs was due primarily to repairs and recompletions in 2016 compared with 2017.

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

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by the working interest owners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the trust officer acting on behalf of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trustee's disclosure controls and procedures. The officer acting on behalf of the Trustee concluded that the Trust's disclosure controls and procedures were effective.

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the working interest owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2016 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the working interest owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the working interest owners, along with an outside joint venture auditor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 on Form 10-K for the year ended December 31, 2016 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Mesa Royalty Trust
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ ELAINA RODGERS Elaina Rodgers Vice President & Trust Officer

Date: May 15, 2017

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