Form 10-Q
period 2017-06-30
MESA ROYALTY TRUST/TX
filed 2017-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2017
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

         As of August 14, 2017—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty income	$717,229	$182,988	$1,635,768	$387,633
Interest income	2,289	450	3,646	707
General and administrative income (expense)	(49,822)	(38,303)	(98,072)	(86,983)

Distributable income	$669,696	$145,135	$1,541,342	$301,357

Distributable income per unit	$0.3594	$0.0779	$0.8271	$0.1617

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and short-term investments	$1,751,940	$1,604,112
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,333,322)	(40,058,695)

Total assets	$3,916,652	$4,043,451

LIABILITIES AND TRUST CORPUS
Distributions payable	$704,100	$604,112
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,212,552	3,439,339

Total liabilities and trust corpus	$3,916,652	$4,043,451

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$3,376,385	$3,693,641	$3,439,339	$3,727,980
Distributable income	669,696	145,135	1,541,342	301,357
Distributions to unitholders	(704,100)	(145,846)	(1,493,502)	(295,330)
Amortization of net overriding royalty interest	(129,429)	(46,362)	(274,627)	(87,439)

Trust corpus, end of period	$3,212,552	$3,646,568	$3,212,552	$3,646,568

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

Note 5—Excess Production Costs

        Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As of June 30, 2017 and December 31, 2016, there were $18,440 and $19,983, respectively, of excess production costs. Excess production costs in the amount of $3,473 and $3,591 as of June 30, 2017 and December 31, 2016, respectively, related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. The remainder of the excess production costs in the amount of $14,967 as of June 30, 2017 and $16,392 as of December 31, 2016, related to the San Juan Basin—Colorado properties operated by BP and Red Willow. Excess production costs related to the San Juan Basin—Colorado properties operated by BP were approximately $0 and $3,860 as of June 30, 2017 and December 31, 2016, respectively. Excess production costs related to the San Juan Basin—Colorado properties operated by Red Willow were approximately $14,967 and $12,532 as of June 30, 2017 and December 31, 2016, respectively. Red Willow made a $147 distribution to the Trust in error during the first quarter of 2017 without recovering the $13,832 excess production costs as of March 31, 2017. Such funds were returned to Red Willow in April 2017.

Note 6—Distributable Income Per Unit

        During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the three months ended June 30, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by $47,840 of royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017. Such royalty income

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

was included in the July 2017 distribution to unitholders. For the three months ended June 30, 2017, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017. Such royalty income was included in the April 2017 distribution to unitholders. For the six months ended June 30, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (1) $82,244 of royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017 which royalty income was included in the April 2017 distribution to unitholders, and (2) $47,840 of royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017 which royalty income was included in the July 2017 distribution to unitholders. For the six months ended June 30, 2017, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP, such that as of June 30, 2017, the reserve for unknown contingent liabilities and expenses was $1,047,840 and is included in cash and short-term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. The effect on distributable income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$669,696	$145,135	$1,541,342	$301,357
Increase in Reserve for Contingent Liabilities and Expenses	(47,840)	(101)	(130,084)	(6,839)
Withdrawal from Reserve for Contingent Liabilities and Expenses	82,244	812	82,244	812

Distributable income Available for Distribution	$704,100	$145,846	$1,493,502	$295,330

Distributable income Available for Distribution per unit	$0.3778	$0.0783	$0.8014	$0.1585

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

	Three Months Ended June 30,
	2017			2016
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$870,018	$286,827	$17,975	$492,476	$172,321	$10,289
Less the Trust's proportionate share of:
Capital costs recovered	(2,874)	(1,230)	(129)	(5,551)	(2,096)	(144)
Operating costs	(323,328)	(122,422)	(8,482)	(338,598)	(123,027)	(6,764)

Net proceeds(2)	$543,816	$163,175	$9,364	$148,327	$47,199	$3,381

Royalty income(2)	$544,779	$163,097	$9,353	$132,244	$47,326	$3,418

Average sales price	$2.23	$20.83	$38.16	$1.45	$10.63	$24.56

Average production costs(3)	$1.34	$15.79	$35.14	$3.77	$28.09	$49.64

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	244,030	7,831	245	91,276	4,454	139

	Six Months Ended June 30,
	2017			2016
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)	$1,860,258	$550,881	$29,422	$1,146,263	$348,043	$20,815
Less the Trust's proportionate share of:
Capital costs recovered	(6,824)	(2,650)	(217)	(15,838)	(6,025)	(504)
Operating costs	(581,388)	(198,825)	(13,347)	(782,157)	(242,764)	(13,149)

Net proceeds(2)	$1,272,046	$349,406	$15,858	$348,268	$99,254	$7,161

Royalty income(2)	$1,270,552	$349,370	$15,846	$280,839	$99,542	$7,253

Average sales price	$2.47	$20.15	$37.86	$1.67	$10.67	$25.63

Average production costs(3)	$1.15	$11.62	$32.41	$4.76	$26.66	$48.24

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	513,510	17,342	418	167,814	9,330	283

(1)
Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin Properties are net of a volumetric in-kind processing fee retained by Linn and ConocoPhillips, respectively.

(2)
As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. Excess production costs in the amount of $3,473 and $2,093 as of June 30, 2017 and June 30, 2016, respectively, were related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $0 and $490 for the three months ended June 30, 2017 and 2016, respectively. The Trust recovered prior period excess production costs of $262 related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. during the quarter ended June 30, 2017. Excess production costs related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. were approximately $0 and $986 for the six months ended June 30, 2017 and 2016, respectively. The Trust recovered prior period excess production costs of $262 related to the San Juan Basin—New Mexico properties operated by XTO Energy Inc. during the six months ended June 30, 2017.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $14,967, respectively, as of June 30, 2017. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $9,449, respectively as of June 30, 2016.

Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $1,135, respectively, for the three months June 30, 2017 and $0 and $3,368, respectively, for the three months ended June 30, 2016. The Trust recovered prior period excess production costs of $19,776 related to the San Juan Basin—Colorado properties operated by BP during the quarter ended June 30, 2016. Red Willow made a $147 distribution to the Trust during the first quarter of 2017 without recovering the excess production costs. Such funds were returned to Red Willow in April 2017. Excess production costs related to the San Juan Basin—Colorado properties operated by BP and Red Willow were approximately $0 and $2,435, respectively, for the six months June 30, 2017 and $0 and $4,301, respectively, for the six months ended June 30, 2016. The Trust recovered prior period excess production costs of $3,860 related to the San Juan Basin—Colorado properties operated by BP during the six months ended June 30, 2017. The Trust recovered prior period excess production costs of $72,336 related to the San Juan Basin—Colorado properties operated by BP during the six months ended June 30, 2016. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income will be made to the Trust.

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

Three Months Ended June 30, 2017 and 2016

Financial Review

	Three Months Ended June 30,
	2017	2016
Royalty income	717,229	$182,988
Interest income	2,289	450
General and administrative expense	(49,822)	(38,303)

Distributable income	$669,696	$145,135

Distributable income per unit	$0.3594	$0.0779

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $717,229 in the second quarter of 2017, an increase of approximately 292% as compared to $182,988 in the second quarter of 2016, primarily as a result of higher natural gas, natural gas liquids and oil and condensate prices, increased net production of natural gas, natural gas liquids and oil and condensate and a reduction in capital expenditures and operating expenses in the second quarter of 2017 as compared to the second in quarter of 2016. General and administrative expense was $49,822 in the second quarter of 2017 compared with $38,303 in the second quarter of 2016, primarily due to increased legal, administrative and audit fees paid in the current period.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the quarter ended June 30, 2017 was $704,100, representing $0.3778 per unit, compared to $145,846, representing $0.0783, for the quarter ended June 30, 2016. Based on 1,863,590 units outstanding for the quarters ended June 2017 and 2016, respectively, the per unit distributions were as follows:

	2017	2016
April	$0.1674	$0.0203
May	0.1122	0.0221
June	0.0982	0.0359

	$0.3778	$0.0783

        As of June 30, 2017, there were $0 of unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the three months ended June 30, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by $47,840 of royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017. Such royalty income was included in the July 2017 distribution to unitholders. For the three months ended June 30, 2017, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP, such that as of June 30, 2017, the reserve for unknown contingent liabilities and expenses was $1,047,840 and is included in cash and short-term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $118,750 for its services for the quarter ended June 30, 2017. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 2.50% return from March 16, 2017 through June 14, 2017 and a 2.75% return from June 15, 2017 through June 30, 2017. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $23,037 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2017, such reimbursements totaled $95,897. For the quarter ended June 30, 2016, trustee fees were $108,288. Reimbursements received for the quarter ended June 30, 2016 were $95,897.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids production attributable to the Royalty from the Hugoton field accounted for approximately 49% of the Royalty income of the Trust during the second quarter of 2017.

        Linn has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. During the second quarter of 2017, the primary purchasers were Kansas Gas Service, Continuum Energy Service, LLC and Enterprise Products Operating, LLC. Linn has advised the Trust that it expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

        Royalty income attributable to the Hugoton Royalty Properties increased to $349,915 in the second quarter of 2017 from $65,948 in the second quarter of 2016 primarily due to increases in natural gas and natural gas liquids prices, increased net natural gas and natural gas liquids production volumes and a decrease in capital expenditures and operating costs from the Hugoton Royalty Properties in the second quarter of 2017 compared to the second quarter of 2016. The average price received in the second quarter of 2017 for natural gas and natural gas liquids sold from the Hugoton Royalty Properties was $3.93 per Mcf and $24.60 per barrel, respectively, as compared to 2.60 per Mcf and $9.83 per barrel, respectively, in the second quarter of 2016. Net production of natural gas attributable to the Hugoton Royalty Properties increased to 65,357 Mcf in the second quarter of 2017 from 19,291 Mcf in the second quarter of 2016. Net production of natural gas liquids attributable to the Hugoton Royalty Properties increased to 3,787 barrels in the second quarter of 2017 from 1,606 barrels in the second quarter of 2016. Actual production volumes from the Hugoton properties increased to 103,985 Mcf of natural gas and decreased to 6,120 barrels of natural gas liquids in the second quarter of 2017 as compared to 90,178 Mcf of natural gas and to 7,514 barrels of natural gas liquids in the second quarter of 2016.

        Capital expenditures attributable to the Hugoton Royalty Properties were $1,023 in the second quarter of 2017, as compared to $2,539 in the second quarter of 2016. Operating costs were $207,824 in the second quarter of 2017, a decrease of approximately 13% as compared to $239,298 in the second quarter of 2016 primarily due to ad valorem taxes.

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

        Royalty income from the San Juan Basin—New Mexico was $228,136 during the second quarter of 2017 as compared with Royalty income of $86,981 during the second quarter of 2016. This increase in Royalty income was due primarily to an increase in natural gas, natural gas liquids and oil and condensate prices, increased net production volumes of natural gas, natural gas liquids and oil and condensate and reduced capital expenditures for the second quarter of 2017 compared to the second quarter of 2016, offset in part by an increase in operating costs during the second quarter of 2017 compared to the second quarter of 2016. Net production attributable to the San Juan Basin Royalty Properties located in New Mexico was 73,918 Mcf of natural gas, 4,044 barrels of natural gas liquids and 245 barrels of oil and condensate in the second quarter of 2017, as compared to 43,356 Mcf of natural gas, 2,848 barrels of natural gas liquids and 139 barrels of oil and condensate in the second quarter of 2016. The average price received in the second quarter of 2017 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.02 per Mcf, $17.31 per barrel and $38.21 per barrel, respectively, compared to $1.19 per Mcf, $11.03 per barrel and $24.29 per barrel during the same period in 2016. Actual production volumes of natural gas attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 144,833 Mcf in the second quarter of 2017 from 157,586 Mcf of natural gas for the same period in 2016. Actual production volumes of natural gas liquids attributable to the San Juan Basin Royalty Properties located in the State of New Mexico decreased to 10,636 barrels in the second quarter of 2017 from 11,907 barrels for the same period in 2016. Actual production volumes of oil and condensate attributable to the San Juan Basin Royalty Properties located in the State of New Mexico increased to 471 barrels in the second quarter of 2017 from 421 barrels for the same period in 2016.

        Capital expenditures on these properties were $3,210 in the second quarter of 2017, a decrease of approximately 39% as compared to $5,252 in the second quarter of 2016. Operating costs were $214,518 in the second quarter of 2017, an increase of approximately 8% as compared to $198,586 in the second quarter of 2016. The Trust's interest in the San Juan Basin was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. Substantially all of the natural gas produced from the San Juan Basin is currently being sold on the spot market.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $139,176 during the second quarter of 2017, compared to $30,060 during the second quarter of 2016. This increase in Royalty income was due primarily to higher prices and net production volumes for natural gas, offset in part by an increase in operating expenses in the second quarter of 2017 compared to the second quarter of 2016. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 104,754 Mcf of natural gas during the second quarter of 2017 with 28,629 Mcf of natural gas attributable to the Trust during the second quarter of 2016. The average price received in the second quarter of 2017 for natural gas sold from the San Juan Basin Colorado Properties was $1.32 per Mcf, as compared to average price of $1.02 per Mcf for the second quarter of 2016. Actual production volumes attributable to the San Juan Basin Colorado Properties increased to 126,751 Mcf of natural gas in the second quarter of 2017 from 75,401 Mcf of natural gas for the same period in 2016.

        Operating costs on these properties were $31,890 in the second quarter of 2017 as compared to $30,505 in the second quarter of 2016.

Six Months Ended June 30, 2017 and 2016

Financial Review

	Six Months Ended June 30,
	2017	2016
Royalty income	$1,635,768	$387,633
Interest income	3,646	707
General and administrative expense	(98,072)	(86,983)

Distributable income	$1,541,342	$301,357

Distributable income per unit	$0.8271	$0.1617

Units outstanding	1,863,590	1,863,590

        The Trust's Royalty income was $1,635,768 for the six months ended June 30, 2017, an increase of approximately 322% as compared to $387,633 for the six months ended June 30, 2016, primarily as a result of increased natural gas, natural gas liquids and oil and condensate prices and net production volumes, reduced capital expenditures and lower operating costs in the first six months of 2017 as compared to the first six months of 2016.

        The distributable income available for distribution of the Trust for each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the reserve for contingent liabilities and expenses (if any). Trust administration expenses are deducted in the computation of distributable income available for distribution. Distributable income available for distribution for the six months ended June 30, 2017 was $1,493,502, representing $0.8014 per unit, compared to $295,330, representing $0.1585 per unit, for the six months ended June 30, 2016.

        As of June 30, 2017, there were $0 of unreimbursed expenses. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount currently reserved for such future unknown contingent liabilities and expenses is included in cash and short-term investments. For the six months ended June 30, 2017, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (1) $82,244 of royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017 which royalty income was included in the April 2017 distribution to unitholders, and (2) $47,840 of royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017 which royalty income was included in the July 2017 distribution to unitholders. For the six months ended June 30, 2017, the Trustee decreased the reserve for future unknown contingent liabilities and expenses by $82,244 of royalty income received from BP, such that as of June 30, 2017, the reserve for unknown contingent liabilities and expenses was $1,047,840 and is included in cash and short-term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any unreimbursed expenses.

        The Trustee was due $237,500 for its services for the six months ended June 30, 2017. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a a 2.25% return from January 1, 2017 through March 15, 2017, a 2.50% return from March 16, 2017 through June 14, 2017 and a 2.75% return from June 15, 2017 through June 30, 2017. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. The Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $23,037 of interest due to the Trust is fully offset, and it may do so in future periods in which unpaid interest is due to the Trust. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the six months ended June 30, 2017, the Trustee's fees were $216,576 and such reimbursements totaled $191,794. For year to date June 30, 2016, the Trustee's fees were $216,576 and such reimbursements totaled $191,794.

        As of June 30, 2016, there were $812 of unreimbursed expenses. The Trust anticipated receipt of these expense reimbursements by month-end when it published its June distribution press releases on June 18, 2016, and included these amounts in distributions payable and distributable income per unit as of June 30, 2016. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. For the six months ended June 30, 2016, the Trustee increased the reserve for future unknown contingent liabilities and expenses by (i) the amounts received during the first quarter of 2016 related to expense reimbursement cash receipts for previous periods totaling $6,738 and (ii) a prior period expense refund received from a vendor in the amount of $101 during the second quarter of 2016. The Trustee decreased the reserve for future unknown contingent liabilities and expenses by the amount of expected expense reimbursement cash receipts of $812. As of June 30, 2016, the reserve for unknown contingent liabilities and expenses was $999,289 and is included in cash and short-term investments. The Trust has subsequently received $812 of the expected expense reimbursement cash receipts as of July 5, 2016, which has increased the reserve for unknown contingent liabilities and expenses.

Operational Review

Hugoton Field

        Natural gas and natural gas liquids revenue from the Hugoton field attributable to the Royalty accounted for approximately 46% of the Royalty income of the Trust during the six months ended June 30, 2017.

        Royalty income attributable to the Hugoton Royalty Properties increased to $759,585 for the six months ended June 30, 2017 from $145,073 for the same period in 2016 primarily due to higher prices for natural gas and natural gas liquids, an increase in net natural gas and natural gas liquids production volumes, reduced capital expenditures and decreased operating costs from the Hugoton Royalty Properties in the first six months of 2017 compared to the first six months of 2016. The average price received in the first six months of 2017 for natural gas and natural gas liquids sold from the Hugoton field was $3.79 per Mcf and $23.53 per barrel, respectively, compared to $2.77 per Mcf and $9.95 per barrel, respectively, during the same period in 2016. Net production attributable to the Hugoton Royalty Properties increased to 147,095 Mcf of natural gas and 8,562 barrels of natural gas liquids for the six months ended June 30, 2017 as compared to 40,616 Mcf of natural gas and 3,273 barrels of natural gas liquids for the six months ended June 30, 2016. Actual production volumes attributable to the Hugoton Royalty Properties increased to 200,638 Mcf of natural gas and decreased to 11,687 barrels of natural gas liquids in the six months ended June 30, 2017 as compared to 185,769 Mcf of natural gas and 14,836 barrels of natural gas liquids for the same period in 2016.

        Capital expenditures on these properties were $2,276 during the six months ended June 30, 2017 as compared to $2,630 during the six months ended June 30, 2016. Operating costs were $273,851 during the six months ended June 30, 2017, a decrease of approximately 47% as compared to $514,386 during the six months ended June 30, 2016. The decrease in operating costs was due primarily to ad valorem taxes.

San Juan Basin

        Royalty income from the San Juan Basin—New Mexico was $532,161 for the first six months of 2017 compared to $212,501 for the first six months of 2016. The increase in Royalty income was due primarily to higher natural gas, natural gas natural gas liquids and oil and condensate prices, higher net production volumes for natural gas, natural gas liquids and oil and condensate and reduced capital expenditures, offset in part by an increase in operating costs in the first six months of 2017 from the San Juan Basin properties compared to the same period in 2016. The average price received in the first six months of 2017 for natural gas, natural gas liquids and oil and condensate sold from the San Juan Basin Royalty Properties located in the State of New Mexico was $2.31 per Mcf, $16.85 per barrel and $37.87 per barrel, respectively, compared to $1.39 per Mcf, $11.01 per barrel and $25.30 per barrel during the same period in 2016. Net production attributable to the San Juan Basin Royalty located in New Mexico was 159,173 Mcf of natural gas 8,779 barrels of natural gas liquids and 418 barrels of oil and condensate for the six months ended June 30, 2017 as compared to 98,766 Mcf of natural gas, 6,057 barrels of natural gas liquids and 283 barrels of oil and condensate for the six months ended June 30, 2016. Actual production volumes attributable to the San Juan Basin Royalty Properties decreased to 296,766 Mcf of natural gas, 22,236 barrels of natural gas liquids and 777 barrels of oil and condensate in the six months ended June 30, 2017 as compared to 316,105 Mcf of natural gas, 24,430 barrels of natural gas liquids and 809 barrels of oil and condensate for the same period in 2016.

        San Juan Basin—New Mexico capital expenditures were $7,415 during the six months ended June 30, 2017, a decrease of approximately 62% as compared to $19,737 during the six months ended June 30, 2016. Operating costs were $452,407 during the six months ended June 30, 2017, an increase of approximately 6% as compared to $425,285 during the six months ended June 30, 2016.

        Royalty income from the San Juan Basin—Colorado Royalty Properties was $344,021 for the six months ended June 30, 2017, compared to $30,060 during the same period in 2016. The increase in Royalty income was primarily the result of higher prices for natural gas, lower operating costs and increased net natural gas production in the six months ended June 30, 2017 compared to the same period in 2016. Net production attributable to the San Juan Basin Royalty Properties located in Colorado was 207,242 Mcf of natural gas during the six months ended June 30, 2017 with 28,432 Mcf of natural gas attributable to the Trust during the same period in 2016. The average price received for the six months ended June 30, 2017 for natural gas sold from the San Juan Basin Colorado Properties was $1.66 per Mcf, compared to $1.05 per Mcf received during the same period in 2016. Actual production volumes attributable to the San Juan Basin—Colorado Royalty Properties increased to

248,616 Mcf of natural gas for the six months ended June 30, 2017 as compared to 186,547 Mcf of natural gas for the same period in 2016.

        Operating costs on these properties were $67,302 for the six months ended June 30, 2017 a decrease of approximately 32% as compared to $98,400 in the same period in 2016 due primarily to repairs and recompletions in 2016 compared with 2017.

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

Date: August 14, 2017

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