Form 10-Q
period 2018-03-31
MESA ROYALTY TRUST/TX
filed 2018-05-15
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2018
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

         As of May 15, 2018—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Royalty income	$747,618	$918,539
Interest income	4,557	1,357
General and administrative expense	(116,757)	(48,250)

Distributable income	$635,418	$871,646

Distributable income per unit	$0.3410	$0.4677

Units outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and short-term investments	$1,755,089	$1,801,613
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,590,364)	(40,519,773)

Total assets	$3,662,759	$3,779,874

LIABILITIES AND TRUST CORPUS
Distributions payable	$699,364	$681,942
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,963,395	3,097,932

Total liabilities and trust corpus	$3,662,759	$3,779,874

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Trust corpus, beginning of period	$3,097,932	$3,439,339
Distributable income	635,418	871,646
Distributions to unitholders	(699,364)	(789,402)
Amortization of net overriding royalty interest	(70,591)	(145,198)

Trust corpus, end of period	$2,963,395	$3,376,385

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission ("SEC") and other information. Any reports filed with the SEC are accessible through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust's website is http://mtr.investorhq.businesswire.com/.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which are described in detail below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. Linn currently operates the Hugoton Royalty Properties. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies, which is expected to take place during the third quarter of 2018. The Trustee is in discussions with Linn regarding the impact of the separation plan.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refers to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. The Royalty Properties are required to be operated by the Working Interest Owners (as defined below) in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" under Part I, Item 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017.

        The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

        Trustee and Terms of Trust Indenture.    Effective October 2, 2006, the Trustee succeeded JP Morgan Chase Bank, N.A. as Trustee of the Trust. The Trust is a passive entity whose purposes are limited to: (1) converting the Royalty to cash, either by retaining it and collecting the proceeds of production (until production has ceased or the Royalty is otherwise terminated) or by selling or otherwise disposing of the Royalties; and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by the Trustee as a reserve for liabilities or for distribution. The terms of the Trust Indenture provide, among other things, that:

          (a)   the Trust cannot engage in any business or investment activity or purchase any assets;

          (b)   the Royalty can be sold in part or in total for cash upon approval by the unitholders;

          (c)   the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge assets of the Trust to secure payment of the borrowings;

          (d)   the Trustee will make cash distributions to the unitholders in January, April, July and October each year as discussed more fully in "Note 2—Basis of Presentation";

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

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2018, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018 and a 3.25% annualized return from March 22, 2018 through March 31, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $11,568 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2017.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents.

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

        The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

the Trust's Annual Report on Form 10-K for the year ended December 31, 2017 and are available upon request from the Trustee.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

Note 5—Excess Production Costs

	As of March 31, 2018	As of December 31, 2017
San Juan Basin—Colorado Properties—Red Willow	$11,929	$15,944
San Juan Basin—New Mexico Properties—XTO	5,529	6,070

Total	$17,458	$22,014

        Excess production costs result when costs, charges, and expenses attributable to a working interest property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. Red Willow made a $147 distribution to the Trust during the first quarter of 2017 without recovering the excess production costs. The $147 distribution was returned to Red Willow in the second quarter of 2017.

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

        For the three months ended March 31, 2018, the Trustee increased the Contingent Reserve by $55,725 of royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which royalty income was included in the April 2018 distribution to unitholders. For the three months ended March 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which royalty income was included in the January 2018 distribution to unitholders and (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018.

        As of March 31, 2018, the value of the Contingent Reserve was $1,055,725, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended March 31,
	2018	2017
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$635,418	$871,646
Increase in the Contingent Reserve	(55,725)	(82,244)
Withdrawal from the Contingent Reserve	119,671	—

Distributable income Available for Distribution	$699,364	$789,402

Distributable income Available for Distribution per unit	$0.3753	$0.4236

Units outstanding	1,863,590	1,863,590

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

        Pursuant to past conveyances and bankruptcy proceedings, Linn Energy, Inc.("Linn"), Hilcorp San Juan LP ("Hilcorp"), XTO Energy, Inc. ("XTO"), BP Amoco Company ("BP"), and Red Willow Production Company ("Red Willow") are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Linn, Hilcorp, XTO, BP, and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refers to the currents co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

        Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017.

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

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

	Three Months Ended March 31,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$881,118	$328,695	$6,075	$990,241	$264,054	$11,447
Less the Trust's proportionate share of:
Capital costs recovered	(2,854)	(1,352)	(23)	(3,950)	(1,420)	(88)
Operating costs	(321,243)	(135,955)	(2,288)	(258,061)	(76,403)	(4,865)

Net proceeds(2)	$557,021	$191,388	$3,764	$728,230	$186,231	$6,494

Royalty income(2)	$552,703	$191,166	$3,749	$725,773	$186,272	$6,494

Average sales price	$2.23	$20.67	$37.58	$2.69	$19.40	$37.45

Average production costs(3)	$1.31	$14.84	$23.16	$0.97	$8.11	$28.56

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	247,901	9,250	100	269,476	9,601	173

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by Linn and Hilcorp, respectively.

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

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $5,529 and $3,735 as of March 31, 2018 and 2017, respectively, were related to the San Juan Basin—New Mexico Properties operated by XTO. The Trust recovered prior period excess production costs of $541 related to the San Juan Basin—Colorado Properties operated by XTO during the three months ended March 31, 2018. Excess production costs related to the San Juan Basin—New Mexico Properties operated by XTO were approximately $144 for the three months ended March 31, 2017.

  San Juan Basin—Colorado Properties.    Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $11,929, respectively, as of March 31, 2018. Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $13,832, respectively as of March 31, 2017.

  Excess production costs related to the San Juan Basin—Colorado Properties operated by BP were approximately $0 and $0 for the three months ended March 31, 2018 and 2017, respectively. The Trust recovered prior period excess production costs of $4,015 related to the San Juan Basin—Colorado Properties operated by Red Willow during the quarter ended March 31, 2018. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $1,300 for the three months ended March 31, 2017. The Trust recovered prior period excess production costs of $3,860 related to the San Juan Basin—Colorado properties operated by BP during the quarter ended March 31, 2017. Red Willow made a $147 distribution to the Trust during the first quarter of 2017 without recovering the excess production costs. The $147 distribution was returned to Red Willow in the second quarter of 2017.

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

Three Months Ended March 31, 2018 and 2017

Financial Review

	Three Months Ended March 31,
	2018	2017
Royalty income	$747,618	$918,539
Interest income	4,557	1,357
General and administrative expense	(116,757)	(48,250)

Distributable income	$635,418	$871,646

Distributable income per unit	$0.3410	$0. 4677

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $747,618 for the quarter ended March 31, 2018, a decrease of approximately 19% as compared to $918,539 for the quarter ended March 31, 2017. The decrease was primarily a result of lower natural gas prices, decreased net production of natural gas, natural gas liquids and oil and condensate and an increase in operating expenses, offset in part by higher natural gas liquids and oil and condensate prices and lower capital expenditures in the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017. The Trust's Interest income for the quarters ended March 31, 2018 and 2017 was $4,557 and $1,357, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 3.00% annualized return from January 1, 2018 through March 21, 2018 and a 3.25% annualized return from March 22, 2018 through March 31, 2018

        General and Administrative Expense.    General and administrative expense was $116,757 and $48,250 for the three months ended March 31, 2018 and 2017, respectively. The Trustee's fees are included in general and administrative expense. The increase for the three months ended March 31, 2018 as compared to March 31, 2017 was primarily a result of general and administrative expenses in the amount of $70,460 for December 2017 being paid by the Trust in January 2018. If the Trust had paid such expenses in December 2017, general and administrative expenses for the three months ended March 31, 2018 would have been $46,297.

        For the quarter ended March 31, 2018, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018 and a 3.25% annualized return from March 22, 2018 through March 31, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $11,568 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2017.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2017.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding being the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short term investments. As of March 31, 2018, there were $0 of unreimbursed expenses. For the three months ended March 31, 2018, the Trustee increased the Contingent Reserve by $55,725 of royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which royalty income was included in the April 2018 distribution to unitholders. For the three months ended March 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which royalty income was included in the January 2018 distribution to unitholders and (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018. As of March 31, 2018, the Contingent Reserve was $1,055,725, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2018 was $699,364, representing $0.3753 per unit, compared to $789,402, representing $0.4236 per unit, for the quarter ended March 31, 2017. Based on 1,863,590 units outstanding for the quarters ended March 31, 2018 and 2017, respectively, the per unit distributions for each month in such periods were as follows:

	2018	2017
January	$0.1479	$0.1572
February	0.1115	0.1133
March	0.1159	0.1531

	$0.3753	$0.4236

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 41% of the Royalty income of the Trust during the first quarter of 2018.

	Three Months Ended March 31,
	2018	2017
Royalty income attributable to Hugoton Royalty Properties	$309,303	$409,670
Operating costs attributable to Hugoton Royalty Properties	$241,671	$66,028
Capital expenditures attributable to Hugoton Royalty Properties	$2,411	$1,254

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $309,303 in the first quarter of 2018 from $409,670 in the first quarter of 2017 primarily due to decreases in natural gas prices, decreased net natural gas and natural gas liquids production volumes and higher operating costs, offset in part by an increase in natural gas liquids prices from the Hugoton Royalty Properties in the first quarter of 2018 compared to the first quarter of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $241,671 in the first quarter of 2018, an increase of approximately 266% as compared to $66,028 in the first quarter of 2017, primarily due to timing of ad valorem tax payments and an increase in transportation charges during the first quarter of 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $2,411 in the first quarter of 2018, as compared to $1,254 in the first quarter of 2017.

	Three Months Ended March 31,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.63	$26.43	$—	$3.65	$22.35	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	100,334	7,161	—	96,653	5,567	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	56,078	3,997	—	82,568	4,846	—

        Average Sales Price.    Average sales prices per Mcf of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties is directly dependent on the prices Linn realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

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

        On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies, which is expected to take place during the third quarter of 2018. The Trustee is in discussions with Linn regarding the impact of the separation plan.

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

  San Juan Basin—Colorado Properties

	Three Months Ended March 31,
	2018	2017
Royalty income attributable to San Juan Basin—Colorado Properties	$146,866	$204,845
Operating costs attributable to San Juan Basin—Colorado Properties	$34,985	$35,412

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $146,866 during the first quarter of 2018, compared to $204,845 during the first quarter of 2017. This decrease in Royalty income was due primarily to lower market prices and lower net production volumes for natural gas in the first quarter of 2018 compared to the first quarter of 2017.

        Operating Costs.    Operating costs on these properties were $34,985 in the first quarter of 2018, as compared to $35,412 in the first quarter of 2017.

	Three Months Ended March 31,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.58	$—	$—	$2.00	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	117,636	—	—	121,865	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	92,916	—	—	102,467	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended March 31,
	2018	2017
Royalty income attributable to San Juan Basin—New Mexico Properties	$291,449	$304,025
Operating costs attributable to San Juan Basin—New Mexico Properties	$182,830	$237,889
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$1,817	$4,205

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $291,449 during the first quarter of 2018 as compared with Royalty income of $304,025 during the first quarter of 2017. This decrease in Royalty income was due primarily to a decrease in natural gas and natural gas liquids prices and decreased net production volumes of oil and condensate for the first quarter of 2018 compared to the first quarter of 2017, offset in part by increased net production volumes of natural gas and natural gas liquids and a decrease in operating costs and capital expenditures during the first quarter of 2018 compared to the first quarter of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $182,830 in the first quarter of 2018, a decrease of approximately 23% as compared to $237,889 in the first quarter of 2017 due primarily to maintenance expense reductions in the third quarter of 2017 that continue to be used by Hilcorp as estimates for the current quarter. Capital expenditures on these properties were $1,817 in the first quarter of 2018, a decrease of approximately 57% as compared to $4,205 in the first quarter of 2017.

	Three Months Ended March 31,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.28	$37.58	$2.60	$16.40	$37.45

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	161,986	11,151	162	151,933	11,600	306

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	98,907	5,254	100	84,442	4,755	173

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

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        None.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Item 1A to Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017. During the quarter ended March 31, 2018, there was no material change in such risk factors.

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

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)

4(b	)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)

4(c	)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)

4(d	)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)

4(e	)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)

Exhibit Number		SEC File or Registration Number	Exhibit Number
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 15, 2018

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