Form 10-Q
period 2018-06-30
MESA ROYALTY TRUST/TX
filed 2018-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2018
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

        As of August 14, 2018—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty income	$530,259	$717,229	$1,277,877	$1,635,768
Interest income	5,843	2,289	10,400	3,646
General and administrative income (expense)	(52,096)	(49,822)	(168,854)	(98,072)

Distributable income	$484,006	$669,696	$1,119,423	$1,541,342

Distributable income per unit	$0.2597	$0.3594	$0.6007	$0.8271

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and short-term investments	$1,539,731	$1,801,613
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,646,675)	(40,519,773)

Total assets	$3,391,090	$3,779,874

LIABILITIES AND TRUST CORPUS
Distributions payable	$550,605	$681,942
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,840,485	3,097,932

Total liabilities and trust corpus	$3,391,090	$3,779,874

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$2,963,395	$3,376,385	$3,097,932	$3,439,339
Distributable income	484,006	669,696	1,119,423	1,541,342
Distributions to unitholders	(550,605)	(704,100)	(1,249,968)	(1,493,502)
Amortization of net overriding royalty interest	(56,311)	(129,429)	(126,902)	(274,627)

Trust corpus, end of period	$2,840,485	$3,212,552	$2,840,485	$3,212,552

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

  •
  Hugoton field of Kansas (the "Hugoton Royalty Properties");

  •
  San Juan Basin field of New Mexico (the "San Juan Basin—New Mexico Properties"); and

  •
  San Juan Basin field of Colorado (the "San Juan Basin—Colorado Properties", and together with the "San Juan Basin—New Mexico Properties, the "San Juan Basin Royalty Properties", and the San Juan Basin Royalty Properties together with the Hugoton Royalty Properties, the "Royalty Properties").

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which are described in detail below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. Linn currently operates the Hugoton Royalty Properties. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies, which is expected to take place during the third quarter of 2018. Linn has disclosed in public filings with the SEC that its Hugoton field upstream assets will be held by Riviera Resources, LLC upon execution of the separation plan. The Trustee is in discussions with Linn regarding the impact of the separation plan to the Trust, if any.

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

        San Juan Basin—New Mexico Properties.    Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin—New Mexico Properties, except an immaterial number of properties assigned to XTO Energy, Inc. ("XTO") effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP ("Hilcorp"), an affiliate of Hilcorp Energy Company. Hilcorp currently operates the San Juan Basin—New Mexico Properties. Effective September 2017, following Hilcorp's acquisition of ConocoPhillips' interests in the San Juan—New Mexico Properties, Hilcorp continued to make an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amount previously paid by ConocoPhillips. These estimated payments remain subject to reconciliation with respect to actual revenue, costs and net proceeds and the effects of pricing during the months after Hilcorp has completed its transition as owner of the San Juan—New Mexico Properties. The

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

reconciliation and true-up of the estimated payments for this transition period may affect the Trust's future receipt of Net Proceeds from Hilcorp. On March 29, 2018, XTO sold to Hilcorp approximately 1,770 operated wells situated on approximately 300,000 net acres, which comprise certain portions of the San Juan Basin—New Mexico Properties. Since the sale, Hilcorp has operated and currently operates those certain San Juan Basin—New Mexico Properties formerly operated by XTO.

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

        The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.

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

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2018, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2018. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 through June 13, 2018, and a 3.50% annualized return from June 14, 2018 through June 30, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $6,685 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2017. For the six months ended June 30, 2018, the Trustee's fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2017.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies, which is expected to take place during the third quarter of 2018. Linn has disclosed in public filings with the SEC that its Hugoton field upstream assets will be held by Riviera Resources, LLC upon execution of the separation plan. The Trustee is in discussions with Linn regarding the impact of the separation plan to the Trust, if any.

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

        The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust's Annual Report on Form 10-K for the year ended December 31, 2017 and are available upon request from the Trustee.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

	As of June 30, 2018	As of December 31, 2017
San Juan Basin—Colorado Properties—Red Willow	$446	$15,944
San Juan Basin—New Mexico Properties—Hilcorp	5,363	6,070

Total	$5,809	$22,014

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

Note 6—Distributable Income Per Unit

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short term investments.

        For the three months ended June 30, 2018, the Trustee increased the Contingent Reserve by $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders. For the three months ended June 30, 2018, the Trustee decreased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017, which Royalty income was included in the April 2018 distribution to unitholders and (2) $14,501 of G&A expense not reimbursed by Linn in June 2018 but included in the June 2018 distribution to unitholders.

        For the six months ended June 30, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, and (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders.

        For the six months ended June 30, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders and (4) $14,501 of G&A expense not reimbursed by Linn in June 2018 but included in the June 2018 distribution to unitholders.

        As of June 30, 2018, the value of the Contingent Reserve was $989,126, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributable income before reserve for contingent liabilities and expenses	$484,006	$669,696	$1,119,423	$1,541,342
Increase in Contingent Reserve	(3,627)	(47,840)	(59,352)	(130,084)
Withdrawal from Contingent Reserve	70,226	82,244	189,897	82,244

Distributable income available for distribution	$550,605	$704,100	$1,249,968	$1,493,502

Distributable income available for distribution per unit	$0.2955	$0.3778	$0.6707	$0.8014

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

  •
  Hugoton field of Kansas (the "Hugoton Royalty Properties");

  •
  San Juan Basin field of New Mexico (the "San Juan Basin—New Mexico Properties"); and

  •
  San Juan Basin field of Colorado (the "San Juan Basin—Colorado Properties", and together with the "San Juan Basin—New Mexico Properties, the "San Juan Basin Royalty Properties", and the San Juan Basin Royalty Properties together with the Hugoton Royalty Properties, the "Royalty Properties").

        Pursuant to past conveyances and bankruptcy proceedings, Linn Energy, Inc. ("Linn"), Hilcorp San Juan LP ("Hilcorp"), BP Amoco Company ("BP"), and Red Willow Production Company ("Red Willow") are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Linn, Hilcorp, BP, and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Linn refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. On March 29, 2018, XTO Energy, Inc. ("XTO") sold to Hilcorp approximately 1,770 operated wells situated on approximately 300,000 net acres, which comprise certain portions of the San Juan Basin—New Mexico Properties. Since the sale, Hilcorp has operated and currently operates those certain San Juan Basin—New Mexico Properties formerly operated by XTO.

        Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017.

        The Trust is a passive entity whose purposes are limited to: (1) converting the Royalties to cash, either by retaining them and collecting the proceeds of production (until production has ceased or the Royalties are otherwise terminated) or by selling or otherwise disposing of the Royalties; and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by The Bank of New York Mellon Trust Company, N.A. ("the Trustee") as a reserve for liabilities or for distribution. The Trust does not undertake or control any capital projects or make capital expenditures. While the Trust's Royalty income is net of capital expenditures, these capital expenditures are controlled and paid by the Working Interests Owners, and the Trust receives Royalty income net of these expenses. In addition, the Trust does not have any off-balance sheet arrangements or other contingent obligations.

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

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

	Three Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$781,666	$292,878	$6,029	$870,018	$286,827	$17,975
Less the Trust's proportionate share of:
Capital costs recovered	(1,268)	(533)	(23)	(2,874)	(1,230)	(129)
Operating costs	(400,705)	(174,229)	(2,257)	(323,328)	(122,422)	(8,482)

Net proceeds(2)	$379,693	$118,116	$3,749	$543,816	$163,175	$9,364

Royalty income(2)	$368,128	$118,033	$3,749	$544,779	$163,097	$9,353

Average sales price	$1.82	$17.67	$37.58	$2.23	$20.83	$38.16

Average production costs(3)	$1.99	$26.17	$22.86	$1.34	$15.79	$35.14

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	201,839	6,678	100	244,030	7,831	245

	Six Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$1,662,783	$621,574	$12,105	$1,860,258	$550,881	$29,422
Less the Trust's proportionate share of:
Capital costs recovered	(4,121)	(1,885)	(46)	(6,824)	(2,650)	(217)
Operating costs	(721,948)	(310,184)	(4,545)	(581,388)	(198,825)	(13,347)

Net proceeds(2)	$936,714	$309,505	$7,514	$1,272,046	$349,406	$15,858

Royalty income(2)	$920,830	$309,199	$7,498	$1,270,552	$349,370	$15,846

Average sales price	$2.04	$19.22	$37.58	$2.47	$20.15	$37.86

Average production costs(3)	$1.61	$19.40	$23.01	$1.15	$11.62	$32.41

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	450,358	16,086	200	513,510	17,342	418

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

San Juan Basin—New Mexico Properties. Excess production costs in the amount of $5,363 and $3,473 as of June 30, 2018 and June 30, 2017, respectively, were related to the San Juan Basin—New Mexico Properties operated by XTO through the first quarter of 2018. On March 29, 2018, XTO sold to Hilcorp approximately 1,770 operated wells situated on approximately 300,000 net acres, which comprise certain portions of the San Juan Basin—New Mexico Properties. Since the sale, Hilcorp has operated and currently operates those certain San Juan Basin—New Mexico Properties formerly operated by XTO.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $0, respectively, for the three months ended June 30, 2018, and 2017. The Trust recovered prior period excess production costs of $166 and $262, respectively related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended June 30, 2018 and 2017.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $0, respectively, for the six months ended June 30, 2018 and 2017. The Trust recovered prior period excess production costs of $707 and $118, respectively, related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the six months ended June 30, 2018 and 2017.

San Juan Basin—Colorado Properties. Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $446, respectively, as of June 30, 2018. Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $14,967, respectively, as of June 30, 2017.

Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $0, respectively, for the three months ended June 30, 2018 and $0 and $1,135, respectively, for the three months ended June 30, 2017. The Trust recovered prior period excess production costs of $11,483 related to the San Juan Basin—Colorado Properties operated by Red Willow during the quarter ended June 30, 2018. Red Willow made a $147 distribution to the Trust during the first quarter of 2017 without recovering the excess production costs. The $147 distribution was returned to Red Willow in the second quarter of 2017.

Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $0, respectively, for the six months June 30, 2018 and $0 and $2,435, respectively, for the six months ended June 30, 2017. The Trust recovered prior period excess production costs of $15,498 related to the San Juan Basin—Colorado Properties operated by Red Willow during the six months ended June 30, 2018. The Trust recovered prior period excess production costs of $3,860 related to the San Juan Basin—Colorado Properties operated by BP during the six months ended June 30, 2017.

Hugoton Royalty Properties. Excess production costs related to the Hugoton Properties operated by Linn were approximately $40,349 for the month ended June 30, 2018. The excess production costs were recovered by the operator in July 2018 and were reflected in Royalty income at that time. There were no excess production costs related to the Hugoton Royalty Properties for the three months or six months ended June 30, 2017.

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

Three Months Ended June 30, 2018 and 2017

Financial Review

	Three Months Ended June 30,
	2018	2017
Royalty income	$530,259	$717,229
Interest income	5,843	2,289
General and administrative expense	(52,096)	(49,822)

Distributable income	$484,006	$669,696

Distributable income per unit	$0.2597	$0.3594

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $530,259 for the quarter ended June 30, 2018, a decrease of approximately 26% as compared to $717,229 for the quarter ended June 30, 2017. The decrease was primarily a result of lower natural gas, natural gas liquids and oil and condensate prices, decreased net production of natural gas, natural gas liquids and oil and condensate, and an increase in operating expenses, offset in part by lower capital expenditures in the quarter ended June 30, 2018, as compared to the quarter ended June 30, 2017. The Trust's interest income for the quarters ended June 30, 2018 and 2017 was $5,843 and $2,289, respectively.

        General and Administrative Expense.    General and administrative expense was $52,096 and $49,822 for the three months ended June 30, 2018 and 2017, respectively. The Trustee's fees are included in general and administrative expense.

        For the quarter ended June 30, 2018, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018 and a 3.25% annualized return from March 22, 2018 through June 13, 2018, and a 3.50% annualized return from June 14, 2018 through June 30, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $6,685 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2017.

        Unreimbursed Expenses and the Contingent Reserve.    During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short term investments. As of June 30, 2018, there were $14,501 of unreimbursed expenses.

        For the three months ended June 30, 2018, the Trustee increased the Contingent Reserve by $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders. For the three months ended June 30, 2018, the Trustee decreased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017, which Royalty income was included in the April 2018 distribution to unitholders and (2) $14,501 of G&A expense not reimbursed by Linn in June 2018 but included in the June 2018 distribution to unitholders. As of June 30, 2018, the Contingent Reserve was $989,126, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2018 was $550,605, representing $0.2955 per unit, compared to $704,100, representing $0.3778 per unit, for the quarter ended June 30, 2017. Based on 1,863,590 units outstanding for the quarters ended June 30, 2018 and 2017, respectively, the per unit distributions for each month in such periods were as follows:

	2018	2017
April	$0.1138	$0.1674
May	0.1032	0.1122
June	0.0785	0.0982

	$0.2955	$0.3778

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 27% of the Royalty income of the Trust during the second quarter of 2018.

	Three Months Ended June 30,
	2018	2017
Royalty income attributable to Hugoton Royalty Properties	$142,228	$349,915
Operating costs attributable to Hugoton Royalty Properties	$376,717	$207,824
Capital expenditures attributable to Hugoton Royalty Properties	$7	$1,023

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $142,228 in the second quarter of 2018 from $349,915 in the second quarter of 2017 primarily due to decreases in natural gas and natural gas liquids prices, decreased net natural gas and natural gas liquids production volumes and higher operating costs from the Hugoton Royalty Properties in the second quarter of 2018 compared to the second quarter of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $376,717 in the second quarter of 2018, an increase of approximately 81% as compared to $207,824 in the second quarter of 2017, primarily due to timing of ad valorem tax payments and an increase in transportation charges during the second quarter of 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $7 in the second quarter of 2018, as compared to $1,023 in the second quarter of 2017.

	Three Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.55	$22.97	$—	$3.93	$24.60	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	91,719	6,674	—	103,985	6,120	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	19,540	1,416	—	65,357	3,787	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Linn realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty

Properties were lower for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. is now the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies, which is expected to take place during the third quarter of 2018. Linn has disclosed in public filings with the SEC that its Hugoton field upstream assets will be held by Riviera Resources, LLC upon execution of the separation plan. The Trustee is in discussions with Linn regarding the impact of the separation plan to the Trust, if any.

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

  San Juan Basin—Colorado Properties

	Three Months Ended June 30,
	2018	2017
Royalty income attributable to San Juan Basin—Colorado Properties	$96,582	$139,176
Operating costs attributable to San Juan Basin—Colorado Properties	$17,192	$31,890

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $96,582 during the second quarter of 2018, compared to $139,176 during the second quarter of 2017. This decrease in Royalty income was due primarily to lower market prices and lower net production volumes for natural gas, offset in part by a decrease in operating costs in the second quarter of 2018 compared to the second quarter of 2017.

        Operating Costs.    Operating costs on these properties were $17,192 in the second quarter of 2018, a decrease of approximately 46% as compared to $31,890 in the second quarter of 2017.

	Three Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.30	$—	$—	$1.32	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	107,940	—	—	126,751	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	83,392	—	—	104,754	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended June 30,
	2018	2017
Royalty income attributable to San Juan Basin—New Mexico Properties	$291,449	$228,136
Operating costs attributable to San Juan Basin—New Mexico Properties	$183,282	$214,518
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$1,817	$3,210

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $291,449 during the second quarter of 2018 as compared with Royalty income of $228,136 during the second quarter of 2017. This increase in Royalty income was due primarily to an increase in natural gas prices, increased net production volumes for natural gas and natural gas liquids and lower operating and capital costs for the second quarter of 2018 compared to the second quarter of 2017, offset in part by a decrease in natural gas liquids and oil and condensate prices during the second quarter of 2018 compared to the second quarter of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $183,282 in the second quarter of 2018, a decrease of approximately 15% as compared to $214,518 in the second quarter of 2017 due primarily to maintenance expense reductions in the third quarter of 2017 that continue to be used by Hilcorp as estimates for the current quarter. Capital expenditures on these properties were $1,817 in the second quarter of 2018, a decrease of approximately 43% as compared to $3,210 in the second quarter of 2017.

	Three Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.27	$37.58	$2.02	$17.31	$38.21

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	161,979	11,344	160	144,833	10,636	471

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	98,907	5,263	100	73,918	4,044	245

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

Six Months Ended June 30, 2018 and 2017

Financial Review

	Six Months Ended June 30,
	2018	2017
Royalty income	$1,277,877	$1,635,768
Interest income	10,400	3,646
General and administrative expense	(168,854)	(98,072)

Distributable income	$1,119,423	$1,541,342

Distributable income per unit	$0.6007	$0.8271

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $1,277,877 for the six months ended June 30, 2018, a decrease of approximately 22% as compared to $1,635,768 for the six months ended June 30, 2017 primarily as a result of lower natural gas, natural gas liquids and oil and condensate prices, decreased net production of natural gas, natural gas liquids and oil and condensate and an increase in operating expenses, offset in part by lower capital expenditures in the first six months of 2018 as compared to the first six months of 2017. The Trust's interest income for the six months ended June 30, 2018 and 2017 was $10,400 and $3,646, respectively.

        General and Administrative Expense.    General and administrative expense was $168,854 and $98,072 for the six months ended June 30, 2018 and 2017, respectively. The Trustee's fees are included in general and administrative expense. The increase for the six months ended June 30, 2018 as compared to June 30, 2017 was primarily a result of general and administrative expenses of $70,460 for December 2017 being paid by the Trust in January 2018. If the Trust had paid such expenses in December 2017, general and administrative expenses for the six months ended June 30, 2018 would have been $98,394.

        For the six months ended June 30, 2018, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 through June 13, 2018, and a 3.50% annualized return from June 14, 2018 through June 30, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $6,685 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the six months ended June 30, 2018, the Trustee's fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2017.

        Unreimbursed Expenses and the Contingent Reserve.    As of June 30, 2018, there were $14,501 of unreimbursed expenses.

        For the six months ended June 30, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, and (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders.

        For the six months ended June 30, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017 but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders and (4) $14,501 of G&A expense not reimbursed by Linn in June 2018 but included in the June 2018 distribution to unitholders. As of June 30, 2018, the Contingent Reserve was $989,126, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2018 was $1,119,423, representing $0.6007 per unit, compared to $1,541,342, representing $0.8271 per unit, for the six months ended June 30, 2017.

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 35% of the Royalty income of the Trust during the six months ended June 30, 2018.

	Six Months Ended June 30,
	2018	2017
Royalty income attributable to Hugoton Royalty Properties	$451,531	$759,585
Operating costs attributable to Hugoton Royalty Properties	$618,387	$273,851
Capital expenditures attributable to Hugoton Royalty Properties	$2,418	$2,276

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $451,531 for the six months ended June 30, 2018 from $759,585 for the same period in 2017 primarily due to decreases in natural gas prices, decreased net natural gas and natural gas liquids production volumes and higher operating costs, offset in part by an increase in natural gas liquids prices from the Hugoton Royalty Properties in the first six months of 2018 compared to the first six months of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $618,387 during the six months ended June 30, 2018, an increase of approximately 126% as compared to $273,851 during the six months ended June 30, 2017, primarily due to an increase in transportation charges and timing of ad valorem tax payments in the first six months of 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $2,418 during the six months ended June 30, 2018, as compared to $2,276 during the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.59	$24.76	$—	$3.79	$23.53	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	192,053	13,835	—	200,638	11,687	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	75,994	5,579	—	147,095	8,562	—

San Juan Basin Royalty Properties

  San Juan Basin—Colorado Properties

	Six Months Ended June 30,
	2018	2017
Royalty income attributable to San Juan Basin—Colorado Properties	$243,447	$344,021
Operating costs attributable to San Juan Basin—Colorado Properties	$52,177	$67,302

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $243,447 for the six months ended June 30, 2018, compared to $344,021 during the same period in 2017. This decrease in Royalty income was due primarily to decreased natural gas prices, lower net production volumes for natural gas, offset in part by a decrease in operating costs in the first six months of 2018 compared to the first six months of 2017.

        Operating Costs.    Operating costs on these properties were $52,177 during the six months ended June 30, 2018, a decrease of approximately 22% as compared to $67,302 during the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.38	$—	$—	$1.66	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	225,576	—	—	248,616	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	176,549	—	—	207,242	—	—

  San Juan Basin—New Mexico Properties

	Six Months Ended June 30,
	2018	2017
Royalty income attributable to San Juan Basin—New Mexico Properties	$582,898	$532,161
Operating costs attributable to San Juan Basin—New Mexico Properties	$366,112	$452,407
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$3,635	$7,415

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $582,898 for the six months ended June 30, 2018 as compared to $532,161 during the same period in 2017. This increase in Royalty income was due primarily to an increase in net production volumes for natural gas and natural gas liquids and lower operating and capital costs in the six months ended June 30, 2018 as compared to the same period in 2017, offset in part by decreased natural gas, natural gas liquids, and oil and condensate prices in the six months ended June 30, 2018 compared to the same period in 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $366,112 during the six months ended June 30, 2018, a decrease of approximately 19% as compared to $452,407 during the six months ended June 30, 2017, due primarily to maintenance expense reductions in the third quarter of 2017 that continue to be used by Hilcorp as estimates for the current year. Capital expenditures on these properties were $3,635 during the six months ended June 30, 2018, a decrease of approximately 51% as compared to $7,415 during the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.28	$37.58	$2.31	$16.85	$37.87

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	323,966	22,494	322	296,766	22,236	777

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	197,814	10,507	200	159,173	8,779	418

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

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Part II, Item 7 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017. During the quarter ended June 30, 2018, there was no material change in such risk factors.

Item 6.    Exhibits.

Exhibit Number			SEC File or Registration Number	Exhibit Number
4	(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)

4	(b)*	Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)

4	(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)

4	(d)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)

4	(e)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 14, 2018

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