Form 10-Q
period 2018-09-30
MESA ROYALTY TRUST/TX
filed 2018-11-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

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

         As of November 14, 2018—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty income	$449,556	$626,384	$1,727,433	$2,262,152
Interest income	6,004	3,182	16,404	6,828
General and administrative income (expense)	(44,733)	(35,609)	(213,587)	(133,681)

Distributable income	$410,827	$593,957	$1,530,250	$2,135,299

Distributable income per unit	$0.2204	$0.3187	$0.8211	$1.1458

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and short-term investments	$1,399,953	$1,801,613
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,696,727)	(40,519,773)

Total assets	$3,201,260	$3,779,874

LIABILITIES AND TRUST CORPUS
Distributions payable	$402,952	$681,942
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,798,308	3,097,932

Total liabilities and trust corpus	$3,201,260	$3,779,874

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$2,840,485	$3,212,552	$3,097,932	$3,439,339
Distributable income	410,827	593,957	1,530,250	2,135,299
Distributions to unitholders	(402,952)	(643,104)	(1,652,920)	(2,136,606)
Amortization of net overriding royalty interest	(50,052)	(109,656)	(176,954)	(384,283)

Trust corpus, end of period	$2,798,308	$3,053,749	$2,798,308	$3,053,749

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

  •
  Hugoton field of Kansas (the "Hugoton Royalty Properties");

  •
  San Juan Basin field of New Mexico (the "San Juan Basin—New Mexico Properties"); and

  •
  San Juan Basin field of Colorado (the "San Juan Basin—Colorado Properties", and together with the San Juan Basin—New Mexico Properties, the "San Juan Basin Royalty Properties", and together with the Hugoton Royalty Properties, the "Royalty Properties").

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which are described in detail below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties. The Trustee is in discussions with Riviera regarding the impact of the spin-off to the Trust, if any.

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

        San Juan Basin—New Mexico Properties.    Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin—New Mexico Properties, except an immaterial number of properties assigned to XTO Energy, Inc. ("XTO") effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP ("Hilcorp"), an affiliate of Hilcorp Energy Company. On March 29, 2018, XTO sold to Hilcorp an immaterial number of properties, which comprise certain portions of the San Juan Basin—New Mexico Properties. Hilcorp currently operates all of the San Juan Basin—New Mexico Properties.

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2018 and 2017 were $291,449 and $261,471, respectively, which revenue accounted for approximately 59% and 42%, respectively, of the total Royalty income realized by the Trust.

        As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. The Royalty Properties are required to be operated by the Working Interest Owners (as defined below) in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" under Part I, Item 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017.

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Riviera, Hilcorp and BP (each, a "Working Interest Owner", and collectively, the "Working Interest Owners") will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2018, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2018. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 through June 13, 2018, a 3.50% annualized return from June 14, 2018 through September 26, 2018 and a 3.75% annualized return from September 27, 2018 through September 30, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $1,122 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, the Trustee's fees were $324,865 and the Working Interest Owners reimbursed a

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2017.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. ("Linn") was the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties. The Trustee is in discussions with Riviera regarding the impact of the spin-off to the Trust, if any.

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

Note 3—Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by each of the Working Interest Owners that the Trust may be subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Legal Proceedings (Continued)

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

Note 5—Excess Production Costs

	As of September 30, 2018	As of December 31, 2017
San Juan Basin—Colorado Properties—Red Willow	$1,061	$15,944
San Juan Basin—New Mexico Properties—Hilcorp	5,156	6,070

Total	$6,217	$22,014

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

        For the three months ended September 30, 2018, the Trustee increased the Contingent Reserve by $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018. For the three months ended September 30, 2018, the Trustee decreased the Contingent Reserve by (1) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders and (2) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders.

        For the nine months ended September 30, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders and (3) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018.

        For the nine months ended September 30, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders.

        As of September 30, 2018, the value of the Contingent Reserve was $997,000, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributable income before reserve for contingent liabilities and expenses	$410,827	$593,957	$1,530,250	$2,135,299
Increase in Contingent Reserve	(14,501)	—	(73,853)	(130,084)
Withdrawal from Contingent Reserve	6,626	49,147	196,523	131,391

Distributable income available for distribution	$402,952	$643,104	$1,652,920	$2,136,606

Distributable income available for distribution per unit	$0.2162	$0.3450	$0.8870	$1.1465

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of Mesa Royalty Trust's (the "Trust") financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.

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

  •
  Hugoton field of Kansas (the "Hugoton Royalty Properties");

  •
  San Juan Basin field of New Mexico (the "San Juan Basin—New Mexico Properties"); and

  •
  San Juan Basin field of Colorado (the "San Juan Basin—Colorado Properties", and together with the "San Juan Basin—New Mexico Properties, the "San Juan Basin Royalty Properties", and together with the Hugoton Royalty Properties, the "Royalty Properties").

        On April 18, 2018, Linn Energy, Inc. ("Linn") announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties. The Trustee is in discussions with Riviera regarding the impact of the spin-off to the Trust, if any.

        Pursuant to past conveyances, Riviera, Hilcorp San Juan LP ("Hilcorp"), BP Amoco Company ("BP"), and Red Willow Production Company ("Red Willow") are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Riviera, Hilcorp, BP, and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in "Note 1—Trust Organization and Provisions"), the Royalty, and the Working Interest Owners themselves.

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth from time to time in the Trust's filings with the SEC, which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

	Three Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$707,631	$284,621	$6,029	$829,485	$263,977	$18,172
Less the Trust's proportionate share of:
Capital costs recovered	(1,263)	(531)	(23)	(5,189)	(1,798)	(56)
Operating costs	(358,067)	(146,643)	(2,257)	(349,871)	(120,448)	(8,389)

Net proceeds(2)	$348,301	$137,447	$3,749	$474,425	$141,731	$9,727

Royalty income(2)	$348,812	$137,344	$3,749	$474,053	$142,604	$9,727

Average sales price	$2.04	$18.83	$37.58	$2.40	$17.41	$38.15

Average production costs(3)	$2.10	$20.18	$22.86	$1.80	$14.93	$33.12

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)

Net production volumes attributable to the Royalty paid(4)	171,197	7,293	100	197,139	8,189	255

	Nine Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$2,370,415	$906,194	$18,134	$2,689,744	$814,859	$47,594
Less the Trust's proportionate share of:
Capital costs recovered	(5,384)	(2,416)	(69)	(12,013)	(4,448)	(274)
Operating costs	(1,080,015)	(456,827)	(6,802)	(931,260)	(319,273)	(21,736)

Net proceeds(2)	$1,285,016	$446,951	$11,263	$1,746,471	$491,138	$25,584

Royalty income(2)	$1,269,643	$446,542	$11,248	$1,744,605	$491,974	$25,573

Average sales price	$2.03	$19.11	$37.58	$2.45	$19.21	$37.94

Average production costs(3)	$1.73	$19.66	$22.96	$1.32	$12.64	$32.66

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)

Net production volumes attributable to the Royalty paid(4)	625,714	23,364	299	712,042	25,609	674

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by Riviera and Hilcorp, respectively.

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

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $5,156 and $5,941 as of September 30, 2018 and September 30, 2017, respectively, were related to the San Juan Basin—New Mexico Properties operated by XTO through the first quarter of 2018 and currently operated by Hilcorp.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $2,468, respectively, for the three months ended September 30, 2018, and 2017. The Trust recovered prior period excess production costs of $207 and $0, respectively related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended September 30, 2018 and 2017.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $2,350, respectively, for the nine months ended September 30, 2018 and 2017. The Trust recovered prior period excess production costs of $914 and $0, respectively, related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the nine months ended September 30, 2018 and 2017.

San Juan Basin—Colorado Properties.    Excess production costs in the amount of $1,061 and $13,000 as of September 30, 2018 and September 30, 2017, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow.

Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $615 and $0, respectively, for the three months ended September 30, 2018 and 2017. The Trust recovered prior period excess production costs of $0 and $1,967, respectively, related to the San Juan Basin—Colorado Properties operated by Red Willow during each of the quarters ended September 30, 2018 and 2017.

Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $0, respectively, for the nine months ended September 30, 2018 and $0 and $468, respectively, for the nine months ended September 30, 2017. The Trust recovered prior period excess production costs of $14,883 related to the San Juan Basin—Colorado Properties operated by Red Willow during the nine months ended September 30, 2018. The Trust recovered prior period excess production costs of $3,860 related to the San Juan Basin—Colorado Properties operated by BP during the nine months ended September 30, 2017.

Hugoton Royalty Properties.    Excess production costs related to the Hugoton Properties formerly operated by Linn and currently operated by Riviera were approximately $40,349 for the month ended June 30, 2018. The excess production costs were recovered by the operator in July 2018 and were reflected in Royalty income at that time.

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

(5)
Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2018 and 2017 were $291,449 and $261,471, respectively, which revenue accounted for approximately 59% and 42%, respectively, of the total Royalty income realized by the Trust.

Three Months Ended September 30, 2018 and 2017

Financial Review

	Three Months Ended September 30,
	2018	2017
Royalty income	$449,556	$626,384
Interest income	6,004	3,182
General and administrative expense	(44,733)	(35,609)

Distributable income	$410,827	$593,957

Distributable income per unit	$0.2204	$0.3187

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $449,556 for the quarter ended September 30, 2018, a decrease of approximately 28% as compared to $626,384 for the quarter ended September 30, 2017. The decrease was primarily a result of lower natural gas and oil and condensate prices, decreased net production of natural gas liquids and oil and condensate, and an increase in operating expenses, offset in part by lower capital expenditures in the quarter ended September 30, 2018, as compared to the quarter ended September 30, 2017. The Trust's interest income for the quarters ended September 30, 2018 and 2017 was $6,004 and $3,182, respectively.

        General and Administrative Expense.    General and administrative expense was $44,733 and $35,609 for the three months ended September 30, 2018 and 2017, respectively. The Trustee's fees are included in general and administrative expense.

        For the quarter ended September 30, 2018, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 through June 13, 2018, a 3.50% annualized return from June 14, 2018 through September 26, 2018 and a 3.75% annualized return from September 27, 2018 through September 30, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $1,122 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2018, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2017.

        Unreimbursed Expenses and the Contingent Reserve.    During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short term investments. As of September 30, 2018, there were $3,000 of unreimbursed expenses.

        For the three months ended September 30, 2018, the Trustee increased the Contingent Reserve by $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018. For the three months ended September 30, 2018, the Trustee decreased the Contingent Reserve by (1) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders and (2) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018. As of September 30, 2018, the Contingent Reserve was $997,000, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2018 was $402,952, representing $0.2162 per unit, compared to $643,104, representing $0.3450 per unit, for the quarter ended September 30, 2017. Based on 1,863,590 units outstanding for the quarters ended September 30, 2018 and 2017, respectively, the per unit distributions for each month in such periods were as follows:

	2018	2017
July	$0.0444	$0.1160
August	0.0850	0.1043
September	0.0868	0.1247

	$0.2162	$0.3450

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 32% of the Royalty income of the Trust during the third quarter of 2018.

	Three Months Ended September 30,
	2018	2017
Royalty income attributable to Hugoton Royalty Properties	$118,628	$275,605
Operating costs attributable to Hugoton Royalty Properties	$287,185	$216,483
Capital expenditures attributable to Hugoton Royalty Properties	$—	$5,498

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $118,628 in the third quarter of 2018 from $275,605 in the third quarter of 2017 primarily due to decreases in natural gas prices, decreased net natural gas and natural gas liquids production volumes and higher operating costs, offset in part by increases in natural gas liquids prices from the Hugoton Royalty Properties in the third quarter of 2018 compared to the third quarter of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $287,185 in the third quarter of 2018, an increase of approximately 33% as compared to $216,483 in the third quarter of 2017, primarily due to an increase in transportation charges during the third quarter of 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the third quarter of 2018, as compared to $5,498 in the third quarter of 2017.

	Three Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.27	$25.53	$—	$3.55	$21.01	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	92,195	5,682	—	103,505	6,229	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	32,786	2,030	—	57,270	3,453	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Riviera realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton

Royalty Properties were lower for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. ("Linn") was the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties. The Trustee is in discussions with Riviera regarding the impact of the spin-off to the Trust, if any.

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

  San Juan Basin—Colorado Properties

	Three Months Ended September 30,
	2018	2017
Royalty income attributable to San Juan Basin—Colorado Properties	$39,479	$89,308
Operating costs attributable to San Juan Basin—Colorado Properties	$36,601	$24,302

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $39,479 during the third quarter of 2018, compared to $89,308 during the third quarter of 2017. This decrease in Royalty income was due primarily to lower market prices, an increase in operating costs and lower net production volumes for natural gas in the third quarter of 2018 compared to the third quarter of 2017.

        Operating Costs.    Operating costs on these properties were $36,601 in the third quarter of 2018, an increase of approximately 50% as compared to $24,302 in the third quarter of 2017.

	Three Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.00	$—	$—	$1.60	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	75,724	—	—	70,554	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	39,504	—	—	55,817	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended September 30,
	2018	2017
Royalty income attributable to San Juan Basin—New Mexico Properties	$291,449	$261,471
Operating costs attributable to San Juan Basin—New Mexico Properties	$183,181	$237,923
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$1,817	$1,545

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $291,449 during the third quarter of 2018 as compared with Royalty income of $261,471 during the third quarter of 2017. This increase in Royalty income was due primarily to an increase in natural gas liquids prices, increased net production volumes for natural gas and natural gas liquids and lower operating costs for the third quarter of 2018 compared to the third quarter of 2017, offset in part by a decrease in natural gas and oil and condensate prices during the third quarter of 2018 compared to the third quarter of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $183,181 in the third quarter of 2018, a decrease of approximately 23% as compared to $237,923 in the third quarter of 2017 due primarily to maintenance expense reductions in the third quarter of 2017 that continue to be used by Hilcorp as estimates for the current quarter. Capital expenditures on these properties were $1,817 in the third quarter of 2018, an increase of approximately 18% as compared to $1,545 in the third quarter of 2017.

	Three Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.25	$37.58	$2.16	$14.80	$38.08

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	161,956	11,249	160	160,618	11,591	477

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	98,907	5,263	100	84,051	4,736	255

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2018 and 2017 were $291,449 and $261,471, respectively, which revenue accounted for approximately 59% and 42%, respectively, of the total Royalty income realized by the Trust.

Nine Months Ended September 30, 2018 and 2017

Financial Review

	Nine Months Ended September 30,
	2018	2017
Royalty income	$1,727,433	$2,262,152
Interest income	16,404	6,828
General and administrative expense	(213,587)	(133,681)

Distributable income	$1,530,250	$2,135,299

Distributable income per unit	$0.8211	$1.1458

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $1,727,433 for the nine months ended September 30, 2018, a decrease of approximately 24% as compared to $2,262,152 for the nine months ended September 30, 2017 primarily as a result of lower natural gas, natural gas liquids and oil and condensate prices, decreased net production of natural gas, natural gas liquids and oil and condensate and an increase in operating expenses, offset in part by lower capital expenditures in the first nine months of 2018 as compared to the first nine months of 2017. The Trust's interest income for the nine months ended September 30, 2018 and 2017 was $16,404 and $6,828, respectively.

        General and Administrative Expense.    General and administrative expense was $213,587 and $133,681 for the nine months ended September 30, 2018 and 2017, respectively. The Trustee's fees are included in general and administrative expense. The increase for the nine months ended September 30, 2018 as compared to September 30, 2017 was primarily a result of general and administrative expenses of $70,460 for December 2017 being paid by the Trust in January 2018. If the Trust had paid such expenses in December 2017, general and administrative expenses for the nine months ended September 30, 2018 would have been $143,127.

        For the nine months ended September 30, 2018, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 through June 13, 2018, a 3.50% annualized return from June 14, 2018 through September 26, 2018 and a 3.75% annualized return from September 27, 2018 through September 30, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until the remaining $1,122 of interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the nine months ended September 30, 2018, the Trustee's fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2017.

        Unreimbursed Expenses and the Contingent Reserve.    As of September 30, 2018, there were $3,000 of unreimbursed expenses.

        For the nine months ended September 30, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders and (3) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018.

        For the nine months ended September 30, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017 but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders and (6) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders.

        As of September 30, 2018, the Contingent Reserve was $997,000, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2018 was $1,530,250, representing $0.8211 per unit, compared to $2,135,299, representing $1.1458 per unit, for the nine months ended September 30, 2017.

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 33% of the Royalty income of the Trust during the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2018	2017
Royalty income attributable to Hugoton Royalty Properties	$570,159	$1,035,190
Operating costs attributable to Hugoton Royalty Properties	$905,572	$490,335
Capital expenditures attributable to Hugoton Royalty Properties	$2,418	$7,775

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $570,160 for the nine months ended September 30, 2018 from $1,035,190 for the same period in 2017 primarily due to decreases in natural gas prices, decreased net natural gas and natural gas liquids production volumes and higher operating costs, offset in part by an increase in natural gas liquids prices and lower capital expenditures from the Hugoton Royalty Properties in the first nine months of 2018 compared to the first nine months of 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $905,572 during the nine months ended September 30, 2018, an increase of approximately 85% as compared to $490,335 during the nine months ended September 30, 2017, primarily due to an increase in transportation charges and higher administrative overhead and ad valorem taxes in the first nine months of 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $2,418 during the nine months ended September 30, 2018, as compared to $7,775 during the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.49	$24.98	$—	$3.71	$22.65	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	284,248	19,516	—	304,143	17,916	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	109,012	7,604	—	205,188	12,096	—

San Juan Basin Royalty Properties

  San Juan Basin—Colorado Properties

	Nine Months Ended September 30,
	2018	2017
Royalty income attributable to San Juan Basin—Colorado Properties	$282,926	$433,329
Operating costs attributable to San Juan Basin—Colorado Properties	$88,779	$91,604

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $282,926 for the nine months ended September 30, 2018, compared to $433,329 during the same period in 2017. This decrease in Royalty income was due primarily to decreased natural gas prices and lower net production volumes for natural gas, offset in part by a decrease in operating costs in the first nine months of 2018 compared to the first nine months of 2017.

        Operating Costs.    Operating costs on these properties were $88,779 during the nine months ended September 30, 2018, a decrease of approximately 3% as compared to $91,604 during the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.29	$—	$—	$1.64	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	301,300	—	—	314,433	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	219,980	—	—	263,535	—	—

  San Juan Basin—New Mexico Properties

	Nine Months Ended September 30,
	2018	2017
Royalty income attributable to San Juan Basin—New Mexico Properties	$874,348	$793,633
Operating costs attributable to San Juan Basin—New Mexico Properties	$549,293	$690,330
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$5,452	$8,960

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $874,348 for the nine months ended September 30, 2018 as compared to $793,633 during the same period in 2017. This increase in Royalty income was due primarily to an increase in natural gas liquids prices, increased net production volumes for natural gas and natural gas liquids and lower operating and capital costs in the nine months ended September 30, 2018 as compared to the same period in 2017, offset in part by decreased natural gas and oil and condensate prices and decreased net production volumes for oil and condensate in the nine months ended September 30, 2018 compared to the same period in 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $549,293 during the nine months ended September 30, 2018, a decrease of approximately 20% as compared to $690,330 during the nine months ended September 30, 2017, due primarily to maintenance expense reductions in the third quarter of 2017 that continue to be used by Hilcorp as estimates for the current year. Capital expenditures on these properties were $5,452 during the nine months ended September 30, 2018, a decrease of approximately 39% as compared to $8,960 during the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.28	$37.58	$2.26	$16.13	$37.95

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	485,922	33,743	483	457,384	33,827	1,254

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	296,722	15,760	299	243,319	13,513	674

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by each of the Working Interest Owners that the Trust may be subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the Working Interest Owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2017. During the quarter ended September 30, 2018, other than as set forth below, there was no material change in such risk factors.

        Due to the transition from ConocoPhillips and XTO to Hilcorp, Hilcorp has estimated the revenue component of Net Proceeds, which may adversely affect future distributions to unitholders.

        The sale of San Juan Basin assets, including the San Juan Basin—New Mexico Properties, by ConocoPhillips to Hilcorp closed on July 31, 2017, and by XTO to Hilcorp closed on March 29, 2018. Thereafter, Hilcorp assumed responsibility for monthly production from the San Juan Basin—New Mexico Properties.

        Hilcorp has informed the Trust that, due to the transition from ConocoPhillips and XTO, Hilcorp did not have all of the revenue decks installed and did not have the appropriate detail to provide actual revenue figures for the San Juan Basin—New Mexico Properties. Therefore, since October 2017, Hilcorp has paid the Trust estimated amounts as the Net Proceeds from the San Juan Basin—New Mexico Properties based on the July 2017 production month previously provided and paid by ConocoPhillips. Additionally, since July 2018, Hilcorp has paid to the Trust estimated amounts as the Net Proceeds from the San Juan Basin—New Mexico Properties based on the March 2018 accounting month previously provided and paid by XTO. Hilcorp has not indicated whether it will change any estimates for subsequent payments of Net Proceeds to the Trust in 2018.

        As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that in the future, it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past period. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust. Accordingly, to the extent that Hilcorp determines that estimated revenue exceeded actual revenue figures in past periods such that Hilcorp overpaid Net Proceeds to the Trust, Hilcorp may reduce future payments of Royalty income to the Trust by the amount of the overestimation, plus any additional required costs. If this is the case, the Trust may not receive a portion or all of the Net Proceeds from the San Juan Basin—New Mexico Properties that would otherwise be paid to the Trust until the future Net Proceeds from such properties exceed the amount of the overestimation, plus any additional required costs. This decrease in Net Proceeds paid to the Trust could result in a material future reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2018 and 2017 were $291,449 and $261,471, respectively, which revenue accounted for approximately 59% and 42%, respectively, of the total Royalty income realized by the Trust.

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

Date: November 14, 2018

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