Form 10-K
period 2018-12-31
MESA ROYALTY TRUST/TX
filed 2019-04-01
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

          The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 29, 2018 of $14.35 was approximately $26,742,517.

          As of April 1, 2019, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Item 1—Description of the Trust") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current

i

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the years ended December 31, 2018 and 2017 were $1,165,797 and $1,085,082, respectively, which revenue accounted for approximately 50% and 36%, respectively, of the total Royalty income realized by the Trust.

        As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refers to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. Riviera, BP, Red Willow and Hilcorp are each individually referred to herein as "Working Interest Owner" or collectively as the "Working Interest Owners."

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Riviera, Hilcorp and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn, and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. became the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty.

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

DESCRIPTION OF THE UNITS

        Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at April 1, 2019.

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

        The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period and are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2018, there were $0 of unreimbursed expenses.

        The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (the "Contingent Reserve") is included in cash and short-term investments.

        For the year ended December 31, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (3) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018, (4) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018 and (5) $38,364 cash refund from a vendor received in November 2018.

        For the year ended December 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018.

        The net effects of the foregoing adjustments for the year ended December 31, 2018 resulted in the balance of the Contingent Reserve being equal to $1,038,364 as of December 31, 2018.

        For the year ended December 31, 2017, the Trustee increased the Contingent Reserve by (1) $82,244 of Royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017, which Royalty income was included in the April 2017 distribution to unitholders, (2) $47,840 of Royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017, which Royalty income was included in the July 2017 distribution to unitholders, (3) $1,307 for the amount of September expected expense reimbursement cash receipts, received in October 2017, (4) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders and (5) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018.

        For the year ended December 31, 2017, the Trustee decreased the Contingent Reserve by (1) $82,244 and $47,840 of aggregate Royalty income received from BP in March 2017 and June 2017, respectively, and (2) $1,307 for expected expense reimbursement cash receipts. The net effects of the foregoing adjustments for the year ended December 31, 2017 resulted in the balance of the Contingent Reserve being equal to $1,119,671 as of December 31, 2017.

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

Federal Income Tax Matters

        This section is a summary of federal income tax matters of general application, which addresses the material tax consequences of the ownership and sale of the Trust's units. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the U.S. Accordingly, the following discussion has limited application to domestic corporations, foreign persons and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every unitholder. Each unitholder should consult its own tax advisor with respect to its particular circumstances.

  Classification of the Trust

        In a technical advice memorandum dated February 26, 1982, the National Office of the Internal Revenue Service (the "IRS") advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust incurs no federal income tax liability and each unitholder is subject to tax on such unitholder's pro rata share of the income and expense of the Trust as if such unitholder were the direct owner of a pro rata share of the Trust's assets. In addition, there is no state tax liability for the period.

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

  Available Trust Tax Information

        The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations (as defined below) governing the information reporting requirements of the Trust as a WHFIT. In compliance with the Treasury Regulations reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their federal income tax returns. This tax information booklet can be obtained at http://mtr.investorhq.businesswire.com/.

        U.S. federal tax reform informally known as the Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017 and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a unitholder's allocable share of certain income from the Trust. The TCJA is complex and some areas lack administrative guidance. Thus, unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units.

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

  Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a current rate of 24%. Backup withholding will not normally apply to distributions to a unitholder unless the unitholder fails to properly provide to the Trust its taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the unitholder is incorrect.

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred with respect to the property and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeds one year at the time of sale or exchange. Under current law, the highest marginal U.S. federal income tax rate applicable to long-term capital gains of individuals is 20%. Moreover, this rate is subject to change by new legislation at any time. The deductibility of capital losses is subject to certain limitations. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale or exchange.

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

        In addition, if a foreign corporation elects under provisions of the Code to treat Royalty income as effectively connected with the conduct of a U.S. trade or business, the corporation may also be subject to the U.S. branch profits tax at a rate of 30%. This tax is imposed on U.S. branch profits of a foreign corporation that are not reinvested in the U.S. trade or business and is in addition to the tax on effectively connected income. The branch profits tax may be either reduced or eliminated by treaty. Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many considerations. Therefore, each non-U.S. unitholder is encouraged to consult with his own tax advisor with respect to its ownership of Trust units.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2018:

	Producing Acres(1)		Producing Gas Wells(1)
	Gross	Net	Gross	Net
Hugoton Royalty Properties (Kansas)	99,654	99,413	476	413
San Juan Basin Royalty Properties (Northwestern New Mexico and Southwestern Colorado)	40,716	31,328	2,864	327

Total	140,370	130,741	3,340	740

(1)
The Trust does not have a working interest in the producing acres and producing gas wells. The gross and net amounts in the table above represent gross and net amounts attributable to the Working Interest Owners and are the basis for the Gross Proceeds amounts discussed under "Description of the Trust".

Hugoton Royalty Properties

        The principal property interest conveyed to the Trust accounts was carved out of Riviera's working interest in 104,437 net producing acres in the Hugoton field of Kansas.

        Because the Hugoton field gas is sold in the intrastate and interstate markets, it is subject to state and federal laws and regulations. The Kansas Corporation Commission is the state regulatory agency responsible for overseeing oil and gas operations in the state of Kansas. Hugoton field gas is also affected by the rules and regulations of the Federal Energy Regulatory Commission (the "FERC"). See "Regulation and Prices".

San Juan Basin Royalty Properties

        The Trust's interest in the San Juan Basin Royalty Properties was conveyed from PNR's working interest in 31,328 net producing acres in Northwestern New Mexico and Southwestern Colorado. PNR completed the San Juan Basin Sale to ConocoPhillips on April 30, 1991. ConocoPhillips subsequently sold its underlying interest in substantially all of the San Juan Basin—Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin—Colorado Properties to BP. Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin—New Mexico Properties, except for an immaterial number of properties assigned to XTO effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp. On March 29, 2018, XTO sold to Hilcorp an immaterial number of properties, which comprise certain portions of the San Juan Basin—New Mexico Properties.

Drilling

        There were no exploratory wells drilled on any Royalty Properties during 2018, 2017 or 2016.

Reserves

        A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the "Reserve Report") and attributable to the Trust has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of December 31, 2018. A copy of this Reserve Report has been filed as Exhibit 99.1 to this Form 10-K. DeGolyer and

MacNaughton is a Delaware corporation with offices in Dallas, Houston, Atlanta, Moscow, Buenos Aires and Algiers. The firm's more than 150 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-716.

        The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the Reserve Report is a Licensed Professional Engineer in the State of Texas with more than 30 years of experience in the technical and commercial aspects of the global energy industry. He graduated from the University of Texas at Austin with a degree in Petroleum Engineering in 1984 and he is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

        The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

        Estimates of the gross and net proved reserves, as of December 31, 2018, of the Trust's ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	BP	Hilcorp	Riviera	Total(1)
Proved Developed
Oil and Condensate	0	10	0	10
Natural Gas Liquids	0	398	35	433
Gas	1,143	5,482	667	7,292
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	10	0	10
Natural Gas Liquids	0	398	35	433
Gas	1,143	5,482	667	7,292

(1)
Data from Red Willow and properties formerly operated by XTO, currently operated by Hilcorp, was omitted in the Reserve Report, because each operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow and properties formerly operated by XTO, currently operated by Hilcorp, as of December 31, 2018 and 2017 are included in Net Proceeds paid to the Trust by Red Willow and Hilcorp.

        The estimated future net revenue and standardized measure of future net royalty income, discounted at 10 percent per annum attributable to the Trust's Royalty as of December 31, 2018 is

summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:

	BP	Hilcorp	Riviera	Total
Future Royalty income(1)	$1,371	$16,284	$3,228	$20,883

	BP	Hilcorp	Riviera	Total
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$821	$7,606	$2,213	$10,640

(1)
Future income tax expenses were excluded in the preparation of these estimates.

        Please read "Summary Reserve Report from DeGolyer and MacNaughton" attached hereto as Exhibit 99.1 for more information.

        The Reserve Report was delivered to the Trustee on March 29, 2019. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$33.93 per Bbl; (2) natural gas liquids prices—$14.73 per Bbl for the San Juan Basin Royalty Properties and $25.98 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices—$1.84 per Mcf for San Juan Basin-New Mexico Royalty Properties, $1.20 per Mcf for San Juan Basin-Colorado Royalty Properties and $3.46 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.

Preparation of Reserve Estimates

        For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting and Supplemental Reserve Information, see Notes 1, 2 and 7, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reserve data included above and in these reports represents estimates only and should not be construed as being exact. The discounted present values shown by the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors.

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board ("FASB"). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2018, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

	Hugoton						San Juan Basin—New Mexico(4)						San Juan Basin—Colorado						Total
	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate
Year ended December 31, 2018:
Average Sales Price	$3.46		$25.98		$—		$2.04		$16.28		$37.59		$1.32		$—		$—		$2.03		$19.31		$37.59

Average Production Costs(1)	$5.49		$40.45		$—		$1.30		$10.28		$22.93		$0.39		$—		$—		$1.69		$19.71		$22.93
Net production volumes attributable to the	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)
Royalty paid(2)	147,685		9,553		—		395,629		21,015		399		309,558		—		—		852,872		30,568		399

Year ended December 31, 2017:
Average Sales Price	$3.66		$22.87		$—		$2.20		$16.17		$37.91		$1.61		$—		$—		$2.36		$19.24		$37.91

Average Production Costs(1)	$2.03		$12.99		$—		$1.80		$13.10		$31.56		$0.39		$—		$—		$1.31		$13.05		$31.56
Net production volumes attributable to the	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)
Royalty paid(2)	262,789		15,921		—		341,305		18,771		774		383,409		—		—		987,503		34,692		774

Year ended December 31, 2016:
Average Sales Price	$2.86		$11.38		$—		$1.64		$12.40		$31.25		$1.21		$—		$—		$1.74		$12.00		$31.25

Average Production Costs(1)	$5.98		$22.02		$—		$2.27		$17.28		$39.58		$1.36		$—		$—		$2.70		$19.12		$39.58
Net production volumes attributable to the	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)
Royalty paid(2)(3)	121,662		9.608		—		267,253		15,142		829		210,532		—		—		599,447		24,750		829

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

 CONTRACTS

Hugoton Royalty Properties

        Natural gas and natural gas liquids produced by Riviera (formerly Linn) from the Hugoton Royalty Properties accounted for approximately 33% of the Royalty income of the Trust for the year ended December 31, 2018. Riviera has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Riviera has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2018 as compared to the year ended December 31, 2017. For the year ended December 31, 2018, Riviera has provided and continues to provide Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin Royalty Properties accounted for approximately 67% of the Royalty income of the Trust for the year ended December 31, 2018. The majority of the natural gas produced from the San Juan Basin Royalty Properties is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the Henry Hub Natural Gas Spot Prices were $2.99 per MMBtu in 2017 and increased to $3.17 per MMBtu in 2018. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.

Competition

        The production and sale of gas from the Royalty Properties are highly competitive, and the Working Interest Owners' competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin. The Working Interest Owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. Riviera has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plants. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a few distribution companies.

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

FERC Regulation

        In general, the Federal Energy Regulatory Commission (the "FERC") regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by pipelines, but does not regulate natural gas gathering facilities. The FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by Congress and/or the courts. As to these various developments, the Working Interest Owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

        Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to federal minimum safety requirements. These requirements, however, are not applicable to, among other things, onshore gathering of gas (i) through a pipeline that operates at less than 0 psig; (ii) through a pipeline that is not a regulated onshore gathering line (as determined in 49 C.F.R. § 192.8); and (iii) within the inlets of the Gulf of Mexico, except for the requirements in 49 C.F.R. § 192.612. The Royalty Properties are located in the Hugoton field of Kansas and the San Juan Basin of New Mexico and Colorado. Each of Colorado, Kansas and New Mexico has adopted the federal minimum safety requirements for intrastate pipelines within their borders. The standards governing pipeline safety have undergone recent changes, and it is possible that future changes in applicable law may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

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

        Water Discharges.    The Federal Water Pollution Control Act (the "Clean Water Act") and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters. The Oil Pollution Act of 1990 (the "OPA"), as amended, which amends the Clean Water Act, imposes strict liability on owners and operators of facilities that are the site of a release of oil into regulated waters. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. Spill prevention, control and countermeasure requirements under federal or state law may require appropriate operating protocols, including containment berms and similar structures, to help prevent or respond to a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws may require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities.

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

        Crude oil prices have been volatile the last several years and, since the second half of 2014 have declined substantially from historic highs and may remain depressed for the foreseeable future. In 2018, crude oil prices per Bbl ranged from a high of approximately $77.41 to a low of approximately $44.48. The NYMEX crude oil spot prices per Bbl were $45.15 and $60.46 as of December 31, 2018 and 2017 respectively. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

Any additional decreases in prices of natural gas may materially and adversely affect our cash generated from operations, results of operations and reduce net proceeds available to the Trust and distributions to Trust unitholders.

        During the eight years prior to December 31, 2018, Henry Hub natural gas prices have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.49 per MMBtu in 2016. On December 31, 2018, the Henry Hub Natural Gas Spot Price was $3.25 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of our estimated reserves and reduce net proceeds and the amount of cash we would otherwise have available to pay cash distributions to unitholders.

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

        The Trust's source of capital is the Royalty income received from its share of the net proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses. In 2011, the Trustee established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture and withheld approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash reserve was $1.0 million, which reduced net proceeds available to the Trust and distributions to Trust unitholders. For more information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

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

        The Trust Indenture and related trust law permit the Trustees and the Trust to sue the Working Interest Owners to compel them to fulfill the terms of the Conveyance of the Royalty. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the recourse of a unitholder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unitholders probably would not be able to sue the Working Interest Owners directly.

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

        Hilcorp has informed the Trust that, due to the transition from ConocoPhillips and XTO, Hilcorp did not have all of the revenue decks installed and did not have the appropriate detail to provide actual revenue figures for the San Juan Basin—New Mexico Properties. Therefore, since October 2017, Hilcorp has paid the Trust estimated amounts as the Net Proceeds from the San Juan Basin—New

Mexico Properties based on the July 2017 production month previously provided and paid by ConocoPhillips. Additionally, since July 2018, Hilcorp has paid to the Trust estimated amounts as the Net Proceeds from the San Juan Basin—New Mexico Properties based on the March 2018 accounting month previously provided and paid by XTO. Hilcorp has not indicated whether it will change any estimates for subsequent payments of Net Proceeds to the Trust in 2019.

        As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that in the future, it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past period. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust. Accordingly, to the extent that Hilcorp determines that estimated revenue exceeded actual revenue figures in past periods such that Hilcorp overpaid Net Proceeds to the Trust, Hilcorp may reduce future payments of Royalty income to the Trust by the amount of the overestimation, plus any additional required costs. If this is the case, the Trust may not receive a portion or all of the Net Proceeds from the San Juan Basin—New Mexico Properties that would otherwise be paid to the Trust until the future Net Proceeds from such properties exceed the amount of the overestimation, plus any additional required costs. This decrease in Net Proceeds paid to the Trust could result in a material future reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the years ended December 31, 2018 and 2017 were $1,165,797 and $1,085,082, respectively, which revenue accounted for approximately 50% and 36%, respectively, of the total Royalty income realized by the Trust.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust are traded on the New York Stock Exchange under the ticker symbol "MTR". The high and low sales prices and distributions per unit for each quarter in the years ended December 31 were as follows:

	2018			2017
Quarter	High	Low	Distribution	High	Low	Distribution
First	$19.85	$14.50	$0.3753	$14.40	$9.70	$0.4236
Second	$15.95	$14.25	$0.2955	$16.70	$11.25	$0.3778
Third	$15.55	$14.05	$0.2162	$16.20	$11.50	$0.3450
Fourth	$14.46	$10.62	$0.3040	$18.50	$14.30	$0.3659

        At April 1, 2019, the 1,863,590 units outstanding were held by 513 unitholders of record.

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Pursuant to past conveyances, Riviera, Hilcorp, BP, and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Riviera,

Hilcorp, BP, and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

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

        In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2018 and 2017, there were $0 and $0 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million to establish a reserve for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments.

        For the year ended December 31, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (3) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018, (4) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018 and (5) $38,364 cash refund from a vendor received in November 2018.

        For the year ended December 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018,

(3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018. The net effects of the foregoing adjustments for the year ended December 31, 2018 resulted in the balance of the Contingent Reserve being equal to $1,038,364 as of December 31, 2018.

        See "Financial Review—Unreimbursed Expenses and the Contingent Reserve" for complete information about adjustments to the Contingent Reserve for the year ended December 31, 2017.

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

Years Ended December 31, 2018 and 2017

SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	Hugoton				San Juan Basin—New Mexico(5)			San Juan Basin—Colorado						Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2018:
The Trust's proportionate share of—Gross Proceeds(1)	$1,320,945	$634,614	$—		$1,323,959	$558,539	$24,164	$540,034		$—		$—		$3,184,938	$1,193,153	$24,164
Less the Trust's proportionate share of—Capital costs	(1,578)	(815)	—		(5,052)	(2,125)	(92)	—		—		—		(6,630)	(2,940)	(92)
Operating costs	(808,487)	(385,640)	—		(509,607)	(213,808)	(9,059)	(119,564)		—		—		(1,437,658)	(599,448)	(9,059)

Net Proceeds(2)	$510,880	$248,159	$—		$809,300	$342,606	$15,013	$420,470		$—		$—		$1,740,650	$590,765	$15,013

Royalty Income(2)	$510,880	$248,159	$—		$808,705	$342,094	$14,998	$407,483		$—		$—		$1,727,068	$590,253	$14,998
Average Sales Price	$3.46	$25.98	$—		$2.04	$16.28	$37.59	$1.32		$—		$—		$2.03	$19.31	$37.59

Average Production Costs(3)	$5.49	$40.45	$—		$1.30	$10.28	$22.93	$0.39		$—		$—		$1.69	$19.71	$22.93
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf )	(Bbls )	(Bbls )
Royalty paid(4)	147,685	9,553	—		395,629	21,015	399	309,558		—		—		852,872	30,568	399

Year ended December 31, 2017:
The Trust's proportionate share of—Gross Proceeds(1)	$1,494,502	$570,952	$—		$1,364,797	$548,582	$53,737	$766,538		$—		$—		$3,625,837	$1,119,534	$53,737
Less the Trust's proportionate share of—Capital costs	(5,901)	(2,020)	—		(7,480)	(3,001)	(297)	—		—		—		(13,381)	(5,021)	(297)
Operating costs	(526,661)	(204,860)	—		(606,668)	(242,953)	(24,116)	(148,391)		—		—		(1,281,720)	(447,813)	(24,116)

Net Proceeds(2)	$961,940	$364,072	$—		$750,649	$302,628	$29,324	$618,147		$—		$—		$2,330,736	$666,700	$29,324

Royalty Income(2)	$961,940	$364,072	$—		$752,253	$303,505	$29,324	$617,699		$—		$—		$2,331,892	$667,577	$29,324
Average Sales Price	$3.66	$22.87	$—		$2.20	$16.17	$37.91	$1.61		$—		$—		$2.36	$19.24	$37.91

Average Production Costs(3)	$2.03	$12.99	$—		$1.80	$13.10	$31.56	$0.39		$—		$—		$1.31	$13.05	$31.56
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf )	(Bbls )	(Bbls )
Royalty paid(4)(5)	262,789	15,921	—		341,305	18,771	774	383,409		—		—		987,503	34,692	774

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

San Juan Basin—New Mexico Properties. Excess production costs in the amount of $4,949 and $6,070 as of December 31, 2018 and 2017, respectively, were related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp were approximately $0 and $2,479 for year ended December 31, 2018 and 2017, respectively. The Trust recovered prior period excess production costs related to the San Juan Basin-New Mexico Properties formerly operated by XTO, currently operated by Hilcorp of $1,121 during the year ended December 31, 2018.

  San Juan Basin—Colorado Properties. Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $2,957, respectively, as of December 31, 2018, and $0 and $15,944, respectively, as of December 31, 2017. Excess production costs related to the San Juan Basin—Colorado Properties operated by BP and Red Willow were approximately $0 and $0, respectively, for the year ended December 31, 2018, and $0 and $3,412, respectively, for the year ended December 31, 2017. The Trust recovered prior period excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow of $12,987 during the year ended December 31, 2018. The Trust recovered prior period excess production costs related to the San Juan Basin—Colorado Properties operated by BP of $3,860 during the year ended December 31, 2017.

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

Financial Review

	2018	2017
Royalty income	$2,332,319	$3,028,793
Interest income	22,951	10,221
General and administrative expenses	(217,138)	(100,795)

Distributable income	$2,138,132	$2,938,219

Distributable income per unit	$1.1473	$1.5766

        Royalty and Interest Income.    The Trust's Royalty income was $2,332,319 and $3,028,793 for the years ended December 31, 2018 and 2017, respectively. The decrease for the year ended December 31, 2018 as compared to December 31, 2017 was primarily a result of lower natural gas and condensate prices, increased operating costs, and lower net natural gas, natural gas liquids and oil and condensate production volumes for the year ended December 31, 2018. The Trust's Interest income for the years ended December 31, 2018 and 2017 was $22,951 and $10,221, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.

        General and Administrative Expense.    General and administrative expense was $217,138 and $100,795 for the years ended December 31, 2018 and 2017, respectively. The Trustee's fees are included in general and administrative expense. The increase for the year ended December 31, 2018 as compared to December 31, 2017 was primarily a result of general and administrative expenses in the amount of $70,460 for December 2017 being paid by the Trust in January 2018 and a cash refund of $38,364 received but not included in the distribution for the quarter ended December 31, 2018. If the Trust had paid such expenses in December 2017 and included the refund in the distribution for the quarter ended December 31, 2018, general and administrative expenses would have been $185,042 and $171,255 for the years ended December 31, 2018 and 2017, respectively.

        For the year ended December 31, 2018, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 to June 13, 2018, a 3.50% annualized return from June 14, 2018 through September 26, 2018, a 3.75% annualized return from September 27, 2018 through December 19, 2018 and a 4.00% annualized return from December 20, 2018 through December 31, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2018, the Trustee's aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee. For the year ended December 31, 2017, the Trustee's aggregate fees were $433,152 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee. As of the years ended December 31, 2018 and 2017, the Trust incurred unreimbursed expenses of $0 and $0, respectively.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million to establish the Contingent Reserve, with such amount being included in cash and short-term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the year ended December 31, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (3) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018, (4) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018 and (5) $38,364 cash refund from a vendor received in November 2018.

        For the year ended December 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018.

        For the year ended December 31, 2017, the Trustee increased the Contingent Reserve by (1) $82,244 of Royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017, which Royalty income was included in the April 2017 distribution to unitholders, (2) $47,840 of Royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017, which Royalty income was included in the July 2017 distribution to unitholders, (3) $1,307 for the amount of September expected expense reimbursement cash receipts, received in October 2017, (4) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, and (5) $70,460 of December 2017 expenses that was included in the distribution calculation for December 2017, but not paid by the Trust until January 2018. For the year ended December 31, 2017, the Trustee decreased the Contingent Reserve by (1) $82,244 and $47,840 of aggregate Royalty income received from BP in March 2017 and June 2017, respectively, and (2) $1,307 for expected expense reimbursement cash receipts. The net effects of the foregoing adjustments for the year ended

December 31, 2017 resulted in the balance of the Contingent Reserve, which is included in cash and short-term investments, being equal to $1,119,671 as of December 31, 2017.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2018 and 2017 was $2,219,438 and $2,818,548, respectively. For the years ended December 31, 2018 and 2017, the Trust calculated total aggregate distributions of $1.191 and $1.5124 per unit, respectively.

Operational Review

  Hugoton Royalty Properties

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties for the years ended December 31, 2018 and 2017 was $759,039 and $1,326,012, respectively. The decrease of approximately 43% for the year ended December 31, 2018 as compared to December 31, 2017 was primarily due to lower natural gas prices, decreased net natural gas and natural gas liquids production volumes and higher operating costs from the Hugoton Royalty Properties in fiscal year 2018.

        Operating Costs and Capital Expenditures.    Operating costs attributable to the Hugoton Royalty Properties for the years ended December 31, 2018 and 2017 were $1,194,128 and $731,521, respectively. The approximately 63% increase for the year ended December 31, 2018 as compared to December 31, 2017 was primarily due to higher processing fees and higher ad valorem taxes. Capital expenditures attributable to the Hugoton Royalty Properties for the years ended December 31, 2018 and 2017 were $2,392 and $7,921, respectively.

	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.46	$25.98	—	$3.66	$22.87	—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	382,054	24,444	—	408,492	24,982	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	147,685	9,553	—	262,789	15,921	—

        Average Sales Prices.    Average sales prices per Mcf of natural gas and Bbl for natural gas liquids for the Hugoton Royalty Properties is directly dependent on the prices Riviera realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. became the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

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

        Royalty Income.    Royalty income attributable to the San Juan Basin—Colorado Properties for the years ended December 31, 2018 and 2017 was $407,483 and $617,699, respectively. The decrease of approximately 34% for the year ended December 31, 2018 as compared to December 31, 2017 was primarily due to decreased net natural gas production volumes and lower prices for natural gas from the San Juan Basin—Colorado Properties.

        Operating Costs and Capital Expenditures.    Operating costs attributable to the San Juan Basin—Colorado Properties for the years ended December 31, 2018 and 2017 were $119,564 and $148,391, respectively. The decrease of approximately 19% for the year ended December 31, 2018 as compared to December 31, 2017 was primarily due to completion of maintenance projects in the first half of 2018 that were begun in 2017. Capital expenditures attributable to the San Juan Basin—Colorado Properties for the years ended December 31, 2018 and 2017 were $0 and $0, respectively.

	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.32	—	—	$1.61	—	—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	409,647	—	—	474,822	—	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	309,558	—	—	383,409	—	—

  San Juan Basin—New Mexico Properties

        Royalty Income.    Royalty income attributable to the San Juan Basin—New Mexico Properties for the years ended December 31, 2018 and 2017 was $1,165,797 and $1,085,082, respectively. The increase of approximately 7% for the year ended December 31, 2018 as compared to December 31, 2017 was primarily due to higher prices for natural gas liquids, increased net production volumes for natural gas and natural gas liquids and lower operating and capital expenditures, partially offset by lower prices for natural gas and oil and condensate for the San Juan Basin—New Mexico Properties.

        Operating Costs and Capital Expenditures.    Operating costs attributable to the San Juan Basin—New Mexico Properties for the years ended December 31, 2018 and 2017 were $732,474 and $873,736, respectively. The decrease of approximately 16% for the year ended December 31, 2018 as compared to December 31, 2017 was primarily due to maintenance expense reductions in the second half of 2017 that continue to be used by Hilcorp as estimates for the current year. Capital expenditures attributable to the San Juan Basin—New Mexico Properties for the years ended December 31, 2018 and 2017 were $7,269 and $10,777, respectively.

	2018			2017
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.28	$37.59	$2.20	$16.17	$37.91

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	647,878	44,992	643	619,375	45,105	1,419

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	395,629	21,015	399	341,305	18,771	774

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon, N.A., as Trustee:

Opinion on the Financial Statements

        We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2018 and 2017, the related statements of distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2018 and 2017, and its distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2018, in conformity with the modified cash basis of accounting described in Note 2.

Basis of Accounting

        As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Trust's auditor since 2002.

Houston, Texas
April 1, 2019

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2018	2017
Royalty income	$2,332,319	$3,028,793
Interest income	22,951	10,221
General and administrative expenses	(217,138)	(100,795)

Distributable income	$2,138,132	$2,938,219

Distributable income per unit	$1.1473	$1.5766

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2018	2017
ASSETS
Cash and short-term investments	$1,604,884	$1,801,613
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,744,388)	(40,519,773)

Total assets	$3,358,530	$3,779,874

LIABILITIES AND TRUST CORPUS
Distributions payable	$566,518	$681,942
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	2,792,012	3,097,932

Total liabilities and trust corpus	$3,358,530	$3,779,874

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2018	2017
Trust corpus, beginning of year	$3,097,932	$3,439,339
Distributable income	2,138,132	2,938,219
Distributions to unitholders	(2,219,438)	(2,818,548)
Amortization of net overriding royalty interests	(224,614)	(461,078)

Trust corpus, end of year	$2,792,012	$3,097,932

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

  •
  Hugoton field of Kansas (the "Hugoton Royalty Properties");

  •
  San Juan Basin field of New Mexico (the "San Juan Basin—New Mexico Properties"); and

  •
  San Juan Basin field of Colorado (the "San Juan Basin—Colorado Properties", and together with the "San Juan Basin—New Mexico Properties", the "San Juan Basin Royalty Properties", and together with the Hugoton Royalty Properties, the "Royalty Properties").

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, any differences resulting from such reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the years ended December 31, 2018 and 2017 were $1,165,797 and $1,085,082, respectively, which revenue accounted for approximately 50% and 36%, respectively, of the total Royalty income realized by the Trust.

        As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Trust Organization and Provisions (Continued)

Colorado Properties, unless otherwise indicated. Riviera, BP, Red Willow and Hilcorp are each individually referred to herein as "Working Interest Owner" or collectively as the "Working Interest Owners."

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Riviera, Hilcorp and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2018, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Trust Organization and Provisions (Continued)

was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.00% annualized return from January 1, 2018 through March 21, 2018, a 3.25% annualized return from March 22, 2018 to June 13, 2018, a 3.50% annualized return from June 14, 2018 through September 26, 2018, a 3.75% annualized return from September 27, 2018 through December 19, 2018 and a 4.00% annualized return from December 20, 2018 through December 31, 2018. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2018, the Trustee's fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2017.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn, and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. became the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

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

Note 3—Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by the Working Interest Owners that it may be subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the Working Interest Owners has advised the Trustee that it does not currently believe any of the pending litigation will have

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3—Legal Proceedings (Continued)

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

        U.S. federal tax reform informally known as the Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017 and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a unitholder's allocable share of certain income from the Trust. The TCJA is complex and some areas lack administrative guidance. Thus, unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5—Excess Production Costs

	As of December 31, 2018	As of December 31, 2017
San Juan Basin—Colorado Properties—Red Willow	$2,957	$15,944
San Juan Basin—New Mexico Properties—Hilcorp	4,948	6,070

Total	$7,905	$22,014

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

Note 6—Distributable Income Per Unit

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding being the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments.

        For the year ended December 31, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (3) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018, (4) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018 and (5) $38,364 cash refund from a vendor received in November 2018.

        For the year ended December 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera (formerly Linn) in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera (formerly Linn) in September 2018 but included in

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Distributable Income Per Unit (Continued)

the September 2018 distribution to unitholders, which reimbursement was received in October 2018. The net effects of the foregoing adjustments for the year ended December 31, 2018 resulted in the balance of the Contingent Reserve being equal to $1,038,364 as of December 31, 2018.

        For the year ended December 31, 2017, the Trustee increased the Contingent Reserve by (1) $82,244 of Royalty income received from BP in March 2017 after the distribution to unitholders had been announced for the month of March 2017, which Royalty income was included in the April 2017 distribution to unitholders, (2) $47,840 of Royalty income received from BP in June 2017 after the distribution to unitholders had been announced for the month of June 2017, which Royalty income was included in the July 2017 distribution to unitholders, (3) $1,307 for the amount of September expected expense reimbursement cash receipts, received in October 2017, (4) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, and (5) $70,460 of December 2017 expenses that was included in the distribution calculation for December 2017, but not paid by the Trust until January 2018. For the year ended December 31, 2017, the Trustee decreased the Contingent Reserve by (1) $82,244 and $47,840 of aggregate Royalty income received from BP in March 2017 and June 2017, respectively, and (2) $1,307 for expected expense reimbursement cash receipts. The net effects of the foregoing adjustments for the year ended December 31, 2017 resulted in the balance of the Contingent Reserve being equal to $1,119,671 as of December 31, 2017.

        The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 are as follows:

	2018	2017
Distributable Income	$2,138,132	$2,938,219
Increase in the Contingent Reserve	(115,217)	(251,062)
Withdrawal from the Contingent Reserve	196,523	131,391

Distributable Income Available for Distribution	$2,219,438	$2,818,548

Distributable Income Available for Distribution per unit	$1.191	$1.5124

Units outstanding	1,863,590	1,863,590

Note 7—Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2018, 2017, 2016, 2015 and 2014 are based on reserve reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Supplemental Reserve Information (Unaudited) (Continued)

attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2018 were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)

	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2014	10,182	387,526	6,203,575

Revisions to previous estimates	(2,955)	(61,770)	(391,926)
Extensions, discoveries and other additions	—	—	—
Production	(932)	(38,737)	(561,855)

December 31, 2015	6,295	287,019	5,249,794

Revisions to previous estimates	(228)	(29,399)	(566,548)
Extensions, discoveries and other additions	—	—	—
Production	(829)	(24,750)	(599,447)

December 31, 2016	5,238	232,870	4,083,799

Revisions to previous estimates	3,713	161,831	3,214,039

Extensions, discoveries and other additions	—	—	—

Production	(774)	(34,692)	(987,502)

December 31, 2017	8,177	360,009	6,310,336

Revisions to previous estimates	2,219	103,606	1,834,431

Extensions, discoveries and other additions	—	—	—

Production	(399)	(30,568)	(852,872)

December 31, 2018	9,997	433,047	7,291,895

Proved Developed Reserves:
December 31, 2014	10,182	387,526	6,203,575

December 31, 2015	6,295	287,019	5,249,794

December 31, 2016	5,238	232,870	4,083,799

December 31, 2017	8,177	360,009	6,310,336

December 31, 2018	9,997	433,047	7,291,895

Proved Undeveloped Reserves:
December 31, 2014	—	—	—

December 31, 2015	—	—	—

December 31, 2016	—	—	—

December 31, 2017	—	—	—

December 31, 2018	—	—	—

•
The Hugoton Royalty represents 8%, 20% and 15% of the estimated proved natural gas liquids reserves and 9%, 21% and 15% of the estimated proved natural gas reserves as of December 31, 2018, 2017 and 2016, respectively.

•
The December 31, 2018, 2017, 2016, 2015 and 2014 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Supplemental Reserve Information (Unaudited) (Continued)

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)

	As of December 31,
	2018	2017	2016
	(In thousands)
The Trust's proportionate share of future Gross Proceeds	$41,480	$49,439	$31,108
The Trust's proportionate share of future operating costs	(20,596)	(25,507)	(19,336)
Future capital costs	(1)	(1)	(1)

Future Royalty income	$20,883	$23,931	$11,771
Discount at 10% per annum	(10,243)	(10,585)	(4,714)

Standardized measure of future Royalty income from proved oil and gas reserves	$10,640	$13,346	$7,057

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)

	As of December 31,
	2018	2017	2016
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$13,346	$7,057	$10,724

Revisions of previous estimates	757	549	1,741
Net changes in price and production costs	(2,209)	7,115	(2,171)
Royalty income	(2,332)	(3,029)	(1,365)
Accretion of discount	1,078	1,654	1,610

Net changes in standardized measure	$(2,706)	$6,289	$(3,667)

Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$10,640	$13,346	$7,057

•
The Hugoton Royalty represents approximately 21% and 31% of the standardized measure of future royalty income for 2018 and 2017, respectively.

•
Standardized measure at December 31, 2018 was calculated using natural gas prices of $3.46 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $1.84 per Mcf for San Juan Basin-New Mexico Royalty Properties and $1.20 per Mcf for the San Juan Basin-Colorado Royalty Properties, natural gas liquids prices of $25.98 per barrel ("Bbl") for Hugoton Royalty Properties and $14.73 per Bbl for the San Juan Basin Royalty Properties, and oil and condensate prices of $33.93 per Bbl for the San Juan Basin Royalty Properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Selected Quarterly Financial Data (Unaudited)

	Summarized Results for the Quarters Ended
	March 31	June 30	September 30	December 31
2018:
Royalty income	$747,618	$530,259	$449,556	$604,886
Distributable income	$635,418	$484,006	$410,827	$607,881
Distributable income per unit	$0.3410	$0.2597	$0.2204	$0.3262
2017:
Royalty income	$918,539	$717,229	$626,384	$766,641
Distributable income	$871,646	$669,696	$593,957	$802,920
Distributable income per unit	$0.4677	$0.3594	$0.3187	$0.4308

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

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K for information concerning controls and procedures with respect to the Royalty and information related to the Trustee's review of certain information and calculations by the Working Interest Owners.

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework (2013)," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2018.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2018.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust's financial statements for the years ended December 31, 2018 and 2017, as well as fees billed for other services rendered by KPMG LLP.

	2018	2017
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	86,000	86,000
All other fees	—	—

Total fees	$611,000	$611,000

(1)
Audit fees consist of fees for the audit of the Trust's financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2018 and 2017. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust's tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2018 and 2017. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

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

April 1, 2019

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

Auditors	Counsel	Transfer Agent and Registrar
KPMG LLP Houston, Texas	Hunton Andrews Kurth LLP Houston, Texas	American Stock Transfer & Trust Company, LLC Dallas, Texas

This report may also be obtained free of charge from the Trust's website:
http://mtr.investorhq.businesswire.com/