Form 10-Q
period 2019-03-31
MESA ROYALTY TRUST/TX
filed 2019-05-15
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2019
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MTR	New York Stock Exchange

         As of May 15, 2019—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation of estimated versus actual revenue figures, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Royalty income	$726,869	$747,618
Interest income	7,972	4,557
General and administrative expense	(47,546)	(116,757)

Distributable income	$687,295	$635,418

Distributable income per unit	$0.3688	$0.3410

Units outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and short-term investments	$1,725,661	$1,604,884
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,796,461)	(40,744,388)

Total assets	$3,427,234	$3,358,530

LIABILITIES AND TRUST CORPUS
Distributions payable	$669,300	$566,518
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,757,934	2,792,012

Total liabilities and trust corpus	$3,427,234	$3,358,530

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Trust corpus, beginning of period	$2,792,012	$3,097,932
Distributable income	687,295	635,418
Distributions to unitholders	(669,300)	(699,364)
Amortization of net overriding royalty interest	(52,073)	(70,591)

Trust corpus, end of period	$2,757,934	$2,963,395

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A. (the "Trustee"), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission ("SEC") and other information. Any reports filed with the SEC are accessible through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust's website is http://mtr.investorhq.businesswire.com/.

        Trust Corpus Description.    The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the "Trust Indenture"). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the "Royalty") equal to 11.44% of 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interest in certain producing oil and gas properties located in the:

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

        Trust Corpus Conveyance History.    On November 1, 1979, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust the Royalty equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in the Royalty Properties described above. The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance, dated as of November 1, 1979 (the "Conveyance"). In 1985, the Trust Indenture was amended, and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalty (such transfer, the "1985 Assignment"). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust. As a result, the Trust is now entitled to receive 11.44% of 90% of the Net Proceeds attributable to the Royalty Properties each month.

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997,

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which are described in detail below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018, Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended March 31, 2019 and 2018 were $291,449 and $291,449, respectively, which revenue accounted for approximately 40% and 39%, respectively, of the total Royalty income realized by the Trust.

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

        The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" under Part I, Item 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Riviera, Hilcorp, and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2019, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through March 31, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2019, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2018.

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

        The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 and are available upon request from the Trustee.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2018. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

        In accordance with the Conveyance, the Working Interest Owners are obligated to calculate and pay the Trust each month an amount equal to 11.44% of 90% of the Net Proceeds (as defined in the Conveyance) attributable to the month.

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

Note 3—Legal Proceedings

        There are no pending legal proceedings to which the Trust is a named party. The Trustee has been advised by the Working Interest Owners that the Trust may be subject to litigation in the ordinary course of business for certain matters that include the Royalty Properties. While each of the Working Interest Owners has advised the Trustee that it does not currently believe any of the pending litigation will have a material adverse effect net to the Trust, in the event such matters were adjudicated or settled in a material amount and charges were made against Royalty income, such charges could have a material impact on future Royalty income.

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

Note 5—Excess Production Costs

	As of March 31, 2019	As of December 31, 2018
San Juan Basin—Colorado Properties—Red Willow	$507	$2,957
San Juan Basin—New Mexico Properties—Hilcorp	4,741	4,948

Total	$5,248	$7,905

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

        For the three months ended March 31, 2019, the Trustee increased the Contingent Reserve by $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders. For the three months ended March 31, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019 and (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019.

        As of March 31, 2019, the value of the Contingent Reserve was $1,056,359, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended March 31,
	2019	2018
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$687,295	$635,418
Increase in the Contingent Reserve	(56,793)	(55,725)
Withdrawal from the Contingent Reserve	38,798	119,671

Distributable income Available for Distribution	$669,300	$699,364

Distributable income Available for Distribution per unit	$0.3591	$0.3753

Units outstanding	1,863,590	1,863,590

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

        The Trust was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the "Trust Indenture"). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the "Royalty") equal to 11.44% of 90% of the Net Proceeds (as defined and described in an Overriding Royalty Conveyance dated as of November 1, 1979 (the "Conveyance")) attributable to the specified interest in certain producing oil and gas properties located in the:

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

        On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018, Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

        Pursuant to past conveyances, Riviera, Hilcorp, BP and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Riviera, Hilcorp, BP and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the currents co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

        Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2018.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation of estimated versus actual revenue figures, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in "Note 1—Trust Organization and Provisions"), the Royalty, and the Working Interest Owners themselves.

        Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

	Three Months Ended March 31,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$1,018,168	$267,490	$6,030	$881,118	$328,695	$6,075
Less the Trust's proportionate share of:
Capital costs recovered	(1,263)	(531)	(23)	(2,854)	(1,352)	(23)
Operating costs	(415,501)	(142,586)	(2,257)	(321,243)	(135,955)	(2,288)

Net proceeds(2)	$601,404	$124,373	$3,750	$557,021	$191,388	$3,764

Royalty income(2)	$598,850	$124,270	$3,750	$552,703	$191,166	$3,749

Average sales price	$2.35	$18.81	$37.58	$2.23	$20.67	$37.58

Average production costs(3)	$1.63	$21.66	$22.86	$1.31	$14.84	$23.16

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	255,226	6,606	100	247,901	9,250	100

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

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $4,741 and $5,529 as of March 31, 2019 and 2018, respectively, were related to the San Juan Basin—

  New Mexico Properties operated by XTO through the first quarter of 2018, which are currently operated by Hilcorp.

  Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 for each of the three months ended March 31, 2019, and 2018. The Trust recovered prior period excess production costs of $207 and $541, related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during the quarters ended March 31, 2019 and 2018, respectively.

  San Juan Basin—Colorado Properties.    Excess production costs in the amount of $507 and $11,929 as of March 31, 2019 and March 31, 2018, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow.

  Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $0 for each of the three months ended March 31, 2019 and 2018, respectively. The Trust recovered prior period excess production costs of $2,450 and $4,015, respectively related to the San Juan Basin—Colorado Properties operated by Red Willow during each of the quarters ended March 31, 2019 and 2018.

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

(5)
Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended March 31, 2019 and 2018 were $291,449 and $291,449, respectively, which revenue accounted for approximately 40% and 39%, respectively, of the total Royalty income realized by the Trust.

Three Months Ended March 31, 2019 and 2018

Financial Review

	Three Months Ended March 31,
	2019	2018
Royalty income	$726,869	$747,618
Interest income	7,972	4,557
General and administrative expense	(47,546)	(116,757)

Distributable income	$687,295	$635,418

Distributable income per unit	$0.3688	$0.3410

Units outstanding	1,863,590	1,863,590

        Royalty and Interest Income.    The Trust's Royalty income was $726,869 for the quarter ended March 31, 2019, a decrease of approximately 3% as compared to $747,618 for the quarter ended March 31, 2018. The decrease was primarily a result of lower natural gas liquids prices, decreased net production of natural gas liquids and an increase in operating expenses, offset in part by higher natural gas prices and lower capital expenditures in the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018. The Trust's Interest income for the quarters ended March 31, 2019 and 2018 was $7,972 and $4,557, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 4.00% annualized return from January 1, 2019 through March 31, 2019.

        General and Administrative Expense.    General and administrative expense was $47,546 and $116,757 for the three months ended March 31, 2019 and 2018, respectively. The Trustee's fees are included in general and administrative expense. The decrease for the three months ended March 31, 2019 as compared to March 31, 2018 was primarily a result of general and administrative expenses in the amount of $70,460 for December 2017 being paid by the Trust in January 2018. If the Trust had paid such expenses in December 2017, general and administrative expenses for the three months ended March 31, 2018 would have been $46,297.

        For the quarter ended March 31, 2019, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through March 31, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2019, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2018. As of each of the quarters ended March 31, 2019 and 2018, there were $0 of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended March 31, 2019, the Trustee increased the Contingent Reserve by $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders. For the three months ended March 31, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019 and (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019. As of March 31, 2019, the value of the Contingent Reserve was $1,056,359, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2019 was $669,300, representing $0.3591 per unit, compared to $699,364, representing $0.3753 per unit, for the quarter ended March 31, 2018. Based on 1,863,590 units outstanding for the quarters ended March 31, 2019 and 2018, respectively, the per unit distributions for each month in such periods were as follows:

	2019	2018
January	$0.0693	$0.1479
February	0.1023	0.1115
March	0.1875	0.1159

	$0.3591	$0.3753

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 25% of the Royalty income of the Trust during the first quarter of 2019.

	Three Months Ended March 31,
	2019	2018
Royalty income attributable to Hugoton Royalty Properties	$183,926	$309,303
Operating costs attributable to Hugoton Royalty Properties	$345,590	$241,671
Capital expenditures attributable to Hugoton Royalty Properties	$—	$2,411

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $183,926 in the first quarter of 2019 from $309,303 in the first quarter of 2018 primarily due to decreased net natural gas and natural gas liquids production volumes and higher operating costs, offset in part by an increase in natural gas and natural gas liquids prices from the Hugoton Royalty Properties in the first quarter of 2019 compared to the first quarter of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $345,590 in the first quarter of 2019, an increase of approximately 43% as compared to $241,671 in the first quarter of 2018, primarily due to higher ad valorem taxes during the first quarter of 2019. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the first quarter of 2019, as compared to $2,411 in the first quarter of 2018.

	Three Months Ended March 31,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.30	$28.65	$—	$3.63	$26.43	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	93,545	4,465	—	100,334	7,161	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	33,792	1,353	—	56,078	3,997	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Riviera realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

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

        Pursuant to the Plan, on the Effective Date, all assets of Old Linn (other than equity interests in Linn Acquisition Company, LLC and Berry Petroleum Company, LLC) were conveyed to Linn Energy, Inc. (or a subsidiary thereof), and LinnCo, LLC and Linn Energy, LLC were wound down and liquidated. Subsequent to the effectiveness of the Plan, Linn Energy, Inc. became the reorganized successor to Old Linn. Under the Plan Supplement, as amended, filed with the Court, the Debtors assumed all executory contracts and unexpired leases with the Trust and Mesa Operating Limited Partnership as the counterparty. Furthermore, pursuant to the Plan, the royalty interests in the Hugoton Royalty Properties owned by the Trust shall be preserved and remain in full force and effect in accordance with the terms of the granting instruments or other governing documents. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018, Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

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

  San Juan Basin—Colorado Properties

	Three Months Ended March 31,
	2019	2018
Royalty income attributable to San Juan Basin—Colorado Properties	$251,494	$146,866
Operating costs attributable to San Juan Basin—Colorado Properties	$31,573	$34,985

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $251,494 during the first quarter of 2019, compared to $146,866 during the first quarter of 2018. This increase in Royalty income was due primarily to higher market prices and increased net production volumes for natural gas in the first quarter of 2019 compared to the first quarter of 2018.

        Operating Costs.    Operating costs on these properties were $31,573 in the first quarter of 2019, as compared to $34,985 in the first quarter of 2018.

	Three Months Ended March 31,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.05	$—	$—	$1.58	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	139,517	—	—	117,636	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	122,527	—	—	92,916	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended March 31,
	2019	2018
Royalty income attributable to San Juan Basin—New Mexico Properties	$291,449	$291,449
Operating costs attributable to San Juan Basin—New Mexico Properties	$183,181	$182,830
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$1,817	$1,817

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $291,449 during the first quarter of 2019, which remained unchanged from Royalty income of $291,449 paid to the Trust during the first quarter of 2018. Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips since acquiring such properties in 2017.

        Operating Costs and Capital Expenditures.    Operating costs were $183,181 in the first quarter of 2019, as compared to $182,830 in the first quarter of 2018. Capital expenditures on these properties were $1,817 in the first quarter of 2019, as compared to $1,817 in the first quarter of 2018.

	Three Months Ended March 31,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$16.28	$37.58	$2.04	$16.28	$37.58

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	161,956	11,249	160	161,986	11,151	162

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	98,907	5,254	100	98,907	5,254	100

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan—New Mexico Properties, Hilcorp has made an estimated payment of Net Proceeds to the Trust each month consistent with the monthly amounts previously paid by ConocoPhillips and XTO. As a result of the payment of estimated Net Proceeds, Hilcorp has informed the Trust that it will reconcile estimated versus actual revenue figures once it finalizes installation of its revenue decks, although Hilcorp has not indicated when such reconciliation may occur. At the time that Hilcorp reconciles estimated versus actual revenue numbers, such estimations and reconciliations by Hilcorp will be added to or subtracted from future Net Proceeds paid to the Trust in accordance with the Trust's basis of financial presentation. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended March 31, 2019 and 2018 were $291,449 and $291,449, respectively, which revenue accounted for approximately 40% and 39%, respectively, of the total Royalty income realized by the Trust.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I, Item 1A. "Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Part II, Item 7 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018. During the quarter ended March 31, 2019, there was no material change in such risk factors.

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

Date: May 15, 2019

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided.

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