Form 10-Q
period 2019-06-30
MESA ROYALTY TRUST/TX
filed 2019-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2019
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

         As of August 14, 2019—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018, the risk factors discussed herein, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty income	$588,481	$530,259	$1,315,350	$1,277,877
Interest income	9,012	5,843	16,983	10,400
General and administrative expense	(50,166)	(52,096)	(97,712)	(168,854)

Distributable income	$547,327	$484,006	$1,234,621	$1,119,423

Distributable income per unit	$0.2937	$0.2597	$0.6625	$0.6007

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and short-term investments	$1,603,686	$1,604,884
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,835,212)	(40,744,388)

Total assets	$3,266,508	$3,358,530

LIABILITIES AND TRUST CORPUS
Distributions payable	$604,003	$566,518
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,662,505	2,792,012

Total liabilities and trust corpus	$3,266,508	$3,358,530

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$2,757,934	$2,963,395	$2,792,012	$3,097,932
Distributable income	547,327	484,006	1,234,621	1,119,423
Distributions to unitholders	(604,003)	(550,605)	(1,273,303)	(1,249,968)
Amortization of net overriding royalty interest	(38,753)	(56,311)	(90,825)	(126,902)

Trust corpus, end of period	$2,662,505	$2,840,485	$2,662,505	$2,840,485

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JP Morgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission ("SEC") and other information. Any reports filed with the SEC are accessible through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust's website is http://mtr.investorhq.businesswire.com/.

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

        San Juan Basin—New Mexico Properties.    Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin—New Mexico Properties, except a small number of properties that had been assigned to XTO Energy, Inc. ("XTO") effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP ("Hilcorp"), an affiliate of Hilcorp Energy Company. On March 29, 2018, XTO sold to Hilcorp its interests in the San Juan Basin—New Mexico Properties. Hilcorp currently operates all of the San Juan Basin—New Mexico Properties.

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

        Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin—New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust's future Net Proceeds over a period of time as adjustments are made by Hilcorp after taking into account actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work currently being conducted by Hilcorp and is therefore uncertain. The Trust will undertake a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and intends to engage third party consultants when appropriate to assist in the Trust's review.

        Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2019 and 2018 were $312,106 and $291,449, respectively, which revenue accounted for approximately 53% and 55%, respectively, of the total Royalty income reported by the Trust during those periods. Net Proceeds from the San Juan Basin—New Mexico Properties for the six months ended June 30, 2019 and 2018 were $603,555 and $582,898, respectively, which revenue accounted for approximately 46% and 46%, respectively, of the total Royalty income reported by the Trust during those periods.

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

        The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" under Part I, Item 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties, the incurrence of costs, or the marketing of production therefrom.

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Riviera, Hilcorp, and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, of general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2019, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2019. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through June 30, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2019, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2018. For the six months ended June 30, 2019, the Trustee's fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2018.

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

        Individuals, estates, and trusts with income above certain thresholds are subject under Section 1411 of the Code to an additional 3.8% tax—also known as the Net Investment Income Tax ("NIIT")—on their net investment income. Grantor trusts such as the Trust are not subject to the NIIT; however, the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Income Tax Matters (Continued)

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

Note 5—Excess Production Costs

	As of June 30, 2019	As of December 31, 2018
San Juan Basin—Colorado Properties—Red Willow	$7,819	$2,957
San Juan Basin—New Mexico Properties—Hilcorp	1,709	4,948

Total	$9,528	$7,905

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

        For the three months ended June 30, 2019, the Trustee increased the Contingent Reserve by $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019. For the three months ended June 30, 2019, the Trustee decreased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders and (2) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders.

        For the six months ended June 30, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, and (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019.

        For the six months ended June 30, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, and (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

        As of June 30, 2019, the value of the Contingent Reserve was $999,683, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributable income before reserve for contingent liabilities and expenses	$547,327	$484,006	$1,234,621	$1,119,423
Increase in Contingent Reserve	(434)	(3,627)	(57,227)	(59,352)
Withdrawal from Contingent Reserve	57,110	70,226	95,909	189,897

Distributable income available for distribution	$604,003	$550,605	$1,273,303	$1,249,968

Distributable income available for distribution per unit	$0.3241	$0.2955	$.06833	$0.6707

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of Mesa Royalty Trust's (the "Trust") financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest, as reported by a Working Interest Owner for the applicable period.

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

        On April 18, 2018, Linn Energy, Inc. (together with its subsidiaries, "Linn") announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018, Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

        Pursuant to past conveyances, Hilcorp San Juan LP ("Hilcorp"), BP Amoco Company ("BP"), and Red Willow Production Company ("Red Willow") are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Riviera, Hilcorp, BP and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Riviera refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

        Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest, as reported by a Working Interest Owner for the applicable period. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2018.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in "Note 1—Trust Organization and Provisions"), the Royalty, and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018, the risk factors discussed herein, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

	Three Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$804,218	$323,342	$25,015	$781,666	$292,878	$6,029
Less the Trust's proportionate share of:
Capital costs recovered	(8,262)	(5,691)	(640)	(1,268)	(533)	(23)
Operating costs	(383,953)	(159,446)	(10,380)	(400,705)	(174,229)	(2,257)

Net proceeds(2)	$412,003	$158,205	$13,995	$379,693	$118,116	$3,749

Royalty income(2)	$417,801	$156,686	$13,995	$368,128	$118,033	$3,749

Average sales price	$2.47	$19.20	$42.61	$1.82	$17.67	$37.58

Average production costs(3)	$2.32	$20.23	$33.56	$1.99	$26.17	$22.86

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	168,934	8,162	328	201,839	6,678	100

	Six Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$1,822,387	$590,832	$31,044	$1,662,783	$621,574	$12,105
Less the Trust's proportionate share of:
Capital costs recovered	(9,525)	(6,223)	(663)	(4,121)	(1,885)	(46)
Operating costs	(799,454)	(302,032)	(12,638)	(721,948)	(310,184)	(4,545)

Net proceeds(2)	$1,013,408	$282,577	$17,743	$936,714	$309,505	$7,514

Royalty income(2)	$1,016,652	$280,955	$17,743	$920,830	$309,199	$7,498

Average sales price	$2.40	$19.13	$41.53	$2.04	$19.22	$37.58

Average production costs(3)	$1.91	$20.99	$31.14	$1.61	$19.40	$23.01

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	423,809	14,685	427	450,358	16,086	200

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are reported by the Working Interest Owner net of a volumetric in-kind processing fee retained by Riviera and Hilcorp, respectively.

(2)
Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of Gross Proceeds. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not match the Trust's royalty interest in the Net Proceeds (as defined in the Conveyance). The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income will be made to the Trust.

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $1,709 and $5,363 as of June 30, 2019 and June 30, 2018, respectively, were related to the San Juan Basin—New Mexico Properties operated by XTO Energy, Inc. ("XTO") through the first quarter of 2018. On March 29, 2018, XTO sold to Hilcorp approximately 1,770 operated wells situated on approximately 300,000 net acres, which comprise certain portions of the San Juan Basin—New Mexico Properties. Since the sale, Hilcorp has operated and currently operates those certain San Juan Basin—New Mexico Properties formerly operated by XTO.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $0, respectively, for the three months ended June 30, 2019, and 2018. The Trust recovered prior period excess production costs of $3,032 and $166, respectively related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended June 30, 2019 and 2018.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $0, respectively, for the six months ended June 30, 2019 and 2018. The Trust recovered prior period excess production costs of $3,239 and $707, respectively, related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the six months ended June 30, 2019 and 2018.

San Juan Basin—Colorado Properties.    Excess production costs in the amount of $7,819 and $446 as of June 30, 2019 and June 30, 2018, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow.

Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $7,312 and $0, respectively, for the three months ended June 30, 2019 and 2018. The Trust recovered prior period excess production costs of $11,483 related to the San Juan Basin—Colorado Properties operated by Red Willow during the quarter ended June 30, 2018.

Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $4,862 and $0, respectively, for the six months June 30, 2019 and 2018.

  The Trust recovered prior period excess production costs of $15,498 related to the San Juan Basin—Colorado Properties operated by Red Willow during the six months ended June 30, 2018.

Hugoton Royalty Properties.    Excess production costs related to the Hugoton Properties operated by Riviera were approximately $40,349 for the month ended June 30, 2018. The excess production costs were recovered by the operator in July 2018 and were reflected in Royalty income at that time. There were no excess production costs related to the Hugoton Royalty Properties for the three months or six months ended June 30, 2019.

(3)
Average production costs attributable to the Royalty are calculated as stated capital costs plus operating costs, divided by stated net production volumes attributable to the Royalty paid. As noted above in footnote (2), production costs may be incurred in one operating period and then recovered in a subsequent operating period, which may cause Royalty income paid to the Trust not to match the Trust's Royalty interest in the Net Proceeds.

(4)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received. Any differences noted are due to rounding.

(5)
Following Hilcorp's acquisition of Conoco, Inc.'s ("ConocoPhillips") and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2019 and 2018 were $312,106 and $291,449, respectively, which revenue accounted for approximately 53% and 55%, respectively, of the total Royalty income reported by the Trust. Net Proceeds from the San Juan Basin—New Mexico Properties for the six months ended June 30, 2019 and 2018 were $603,555 and $582,898, respectively, which revenue accounted for approximately 46% and 46%, respectively, of the total Royalty income reported by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

Three Months Ended June 30, 2019 and 2018

Financial Review

	Three Months Ended June 30,
	2019	2018
Royalty income	$588,481	$530,259
Interest income	9,012	5,843
General and administrative expense	(50,166)	(52,096)

Distributable income	$547,327	$484,006

Distributable income per unit	$0.2937	$0.2597

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $588,481 for the quarter ended June 30, 2019, an increase of approximately 11% as compared to $530,259 for the quarter ended June 30, 2018. The increase was primarily a result of higher natural gas, natural gas liquids and oil and condensate prices, increased net production of natural gas liquids and oil and condensate, and a decrease in operating expenses for natural gas and natural gas liquids, offset in part by higher capital expenditures in the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. The Trust's interest income for the quarters ended June 30, 2019 and 2018 was $9,012 and $5,843, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 4.00% annualized return from January 1, 2019 through June 30, 2019.

        General and Administrative Expense.    General and administrative expense was $50,166 and $52,096 for the three months ended June 30, 2019 and 2018, respectively. The Trustee's fees are included in general and administrative expense.

        For the quarter ended June 30, 2019, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through June 30, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2019, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2018. As of each of the quarters ended June 30, 2019 and 2018, there were $0 and $14,501, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended June 30, 2019, the Trustee increased the Contingent Reserve by $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019. For the three months ended June 30, 2019, the Trustee decreased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders and (2) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders. As of June 30, 2019, the Contingent Reserve was $999,683, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2019 was $604,003, representing $0.3241 per unit, compared to $550,605, representing $0.2955 per unit, for the quarter ended June 30, 2018. Based on 1,863,590 units outstanding for the quarters ended June 30, 2019 and 2018, respectively, the per unit distributions for each month in such periods were as follows:

	2019	2018
April	$0.1254	$0.1138
May	0.1044	0.1032
June	0.0943	0.0785

	$0.3241	$0.2955

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 28% of the Royalty income of the Trust during the second quarter of 2019.

	Three Months Ended June 30,
	2019	2018
Royalty income attributable to Hugoton Royalty Properties	$162,600	$142,228
Operating costs attributable to Hugoton Royalty Properties	$273,286	$376,717
Capital expenditures attributable to Hugoton Royalty Properties	$1	$7

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties increased to $162,600 in the second quarter of 2019 from $142,228 in the second quarter of 2018 primarily due to increases in natural gas prices, increased net natural gas and natural gas liquids production volumes and lower operating costs from the Hugoton Royalty Properties in the second quarter of 2019 compared to the second quarter of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $273,286 in the second quarter of 2019, a decrease of approximately 27% as compared to $376,717 in the second quarter of 2018, primarily due to lower ad valorem taxes during the second quarter of 2019. Capital expenditures attributable to the Hugoton Royalty Properties were $1 in the second quarter of 2019, as compared to $7 in the second quarter of 2018.

	Three Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.96	$22.73	$—	$3.55	$22.97	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	86,493	4,115	—	91,719	6,674	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	32,300	1,525	—	19,540	1,416	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Riviera realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

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

  San Juan Basin—Colorado Properties

	Three Months Ended June 30,
	2019	2018
Royalty income attributable to San Juan Basin—Colorado Properties	$113,775	$96,582
Operating costs attributable to San Juan Basin—Colorado Properties	$25,093	$17,192

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $113,775 during the second quarter of 2019, compared to $96,582 during the second quarter of 2018. This increase in Royalty income was due primarily to higher market prices for natural gas, offset in part by decreased net natural gas production volumes and an increase in operating costs in the second quarter of 2019 compared to the second quarter of 2018.

        Operating Costs.    Operating costs on these properties were $25,093 in the second quarter of 2019, an increase of approximately 46% as compared to $17,192 in the second quarter of 2018.

	Three Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.92	$—	$—	$1.30	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	65,583	—	—	107,940	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	55,429	—	—	83,392	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended June 30,
	2019	2018
Royalty income attributable to San Juan Basin—New Mexico Properties	$312,106	$291,449
Operating costs attributable to San Juan Basin—New Mexico Properties	$255,401	$183,282
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$14,593	$1,817

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $312,106 during the second quarter of 2019 as compared with Royalty income of $291,449 during the second quarter of 2018. This increase in Royalty income was due primarily to an increase in natural gas, natural gas liquids and oil and condensate prices and increased net production volumes for natural gas liquids and oil and condensate for the second quarter of 2019 compared to the second quarter of 2018, offset in part by a decrease in net production volumes for natural gas and an increase in operating costs and capital expenditures during the second quarter of 2019 compared to the second quarter of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $255,401 in the second quarter of 2019, an increase of approximately 39% as compared to $183,282 in the second quarter of 2018 due primarily to maintenance expense reductions in the third quarter of 2017 that continued to be used by Hilcorp as estimates through the first quarter of 2019 and higher equipment repair costs in the second quarter of 2019 compared to the second quarter of 2018. Capital expenditures on these properties were $14,593 in the second quarter of 2019, an increase of approximately $12,776 as compared to $1,817 in the second quarter of 2018 due primarily to very low capital investment in the third quarter of 2017 that continued to be used by Hilcorp as an estimate through the first quarter of 2019 and the addition in 2019 of well zone recompletes that bring on new zones of production and reserves.

	Three Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.19	$18.61	$42.61	$2.04	$16.27	$37.58

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	151,687	12,537	587	161,979	11,344	160

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	81,205	6,637	328	98,907	5,263	100

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

        Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin—New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust's future Net Proceeds over a period of time as adjustments are made by Hilcorp after taking into account actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work currently being conducted by Hilcorp and is therefore uncertain. The Trust will undertake a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and intends to engage third party consultants when appropriate to assist in the Trust's review.

        Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2019 and 2018 were $312,106 and $291,449, respectively, which revenue accounted for approximately 53% and 55%, respectively, of the total Royalty income reported by the Trust during those periods. Net Proceeds from the San Juan Basin—New Mexico Properties for the six months ended June 30, 2019 and 2018 were $603,555 and $582,898, respectively, which revenue accounted for approximately 46% and 46%, respectively, of the total Royalty income reported by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

Six Months Ended June 30, 2019 and 2018

Financial Review

	Six Months Ended June 30,
	2019	2018
Royalty income	$1,315,350	$1,277,877
Interest income	16,983	10,400
General and administrative expense	(97,712)	(168,854)

Distributable income	$1,234,621	$1,119,423

Distributable income per unit	$0.6625	$0.6007

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $1,315,350 for the six months ended June 30, 2019, an increase of approximately 3% as compared to $1,277,877 for the six months ended June 30, 2018 primarily as a result of increased natural gas and oil and condensate prices, offset in part by lower net production of natural gas and natural gas liquids, an increase in operating expenses for natural gas and oil and condensate and an increase in capital expenditures in the first six months of 2019 as compared to the first six months of 2018. The Trust's interest income for the six months ended June 30, 2019 and 2018 was $16,983 and $10,400, respectively.

        General and Administrative Expense.    General and administrative expense was $97,712 and $168,854 for the six months ended June 30, 2019 and 2018, respectively. The Trustee's fees are included in general and administrative expense. The decrease for the six months ended June 30, 2019 as compared to June 30, 2018 was primarily a result of general and administrative expenses of $70,460 for December 2017 being paid by the Trust in January 2018. If the Trust had paid such expenses in

December 2017, general and administrative expenses for the six months ended June 30, 2018 would have been $98,394.

        For the six months ended June 30, 2019, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through June 30, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the six months ended June 30, 2019, the Trustee's fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2018.

        As of each of the six-month periods ended June 30, 2019 and 2018, there were $0 and $14,501, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the six months ended June 30, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, and (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019.

        For the six months ended June 30, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, and (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders.

        As of June 30, 2019, the value of the Contingent Reserve was $999,683, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2019 was $1,273,303, representing $0.6833 per unit, compared to $1,249,968, representing $0.6707 per unit, for the six months ended June 30, 2018.

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 26% of the Royalty income of the Trust during the six months ended June 30, 2019.

	Six Months Ended June 30,
	2019	2018
Royalty income attributable to Hugoton Royalty Properties	$346,527	$451,531
Operating costs attributable to Hugoton Royalty Properties	$618,876	$618,387
Capital expenditures attributable to Hugoton Royalty Properties	$1	$2,418

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $346,527 for the six months ended June 30, 2019 from $451,531 for the same period in 2018 primarily due to decreased net natural gas and natural gas liquids production volumes, offset in part by an increase in natural gas and natural gas liquids prices from the Hugoton Royalty Properties in the first six months of 2019 compared to the first six months of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $618,876 during the six months ended June 30, 2019, as compared to $618,387 during the six months ended June 30, 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $1 during the six months ended June 30, 2019, as compared to $2,418 during the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.14	$25.81	$—	$3.59	$24.76	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	180,038	8,580	—	192,053	13,835	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	66,047	2,845	—	75,994	5,579	—

San Juan Basin Royalty Properties

  San Juan Basin—Colorado Properties

	Six Months Ended June 30,
	2019	2018
Royalty income attributable to San Juan Basin—Colorado Properties	$365,269	$243,447
Operating costs attributable to San Juan Basin—Colorado Properties	$56,666	$52,177

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $365,269 for the six months ended June 30, 2019, compared to $243,447 during the same period in 2018. This increase in Royalty income was due primarily to increased natural gas prices and higher net production volumes for natural gas, offset in part by an increase in operating costs in the first six months of 2019 compared to the first six months of 2018.

        Operating Costs.    Operating costs on these properties were $56,666 during the six months ended June 30, 2019, an increase of approximately 9% as compared to $52,177 during the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.05	$—	$—	$1.38	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	205,100	—	—	225,576	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	177,956	—	—	176,549	—	—

  San Juan Basin—New Mexico Properties

	Six Months Ended June 30,
	2019	2018
Royalty income attributable to San Juan Basin—New Mexico Properties	$603,555	$582,898
Operating costs attributable to San Juan Basin—New Mexico Properties	$438,582	$366,112
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$16,411	$3,635

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $603,555 for the six months ended June 30, 2019 as compared to $582,898 during the same period in 2018. This increase in Royalty income was due primarily to increased natural gas, natural gas liquids and oil and condensate prices and an increase in net production volumes for natural gas liquids and oil and condensate in the six months ended June 30, 2019 as compared to the same period in 2018, offset in part by a decrease in net production volumes for natural gas and higher operating and capital costs in the six months ended June 30, 2019 compared to the same period in 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $438,582 during the six months ended June 30, 2019, an increase of approximately 20% as compared to $366,112 during the six months ended June 30, 2018, due primarily to maintenance expense reductions in the third quarter of 2017 that continued to be used by Hilcorp as estimates through the first quarter of 2019 and higher equipment repair costs in the six months ended June 30, 2019 compared to the same period in 2018. Capital expenditures on these properties were $16,411 during the six months ended June 30, 2019, an increase of approximately $12,776 as compared to $3,635 during the six months ended June 30, 2018 due primarily to very low capital investment in the third quarter of 2017 that continued to be used by

Hilcorp as an estimate through the first quarter of 2019 and the addition in 2019 of well zone recompletes that bring on new zones of production and reserves.

	Six Months Ended June 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.10	$17.53	$41.53	$2.04	$16.28	$37.58

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	313,644	23,786	747	323,966	22,494	322

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	179,806	11,840	427	197,814	10,507	200

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. "Other Information—Risk Factors—Trust unitholders and the Trustee have no control or influence over the operation or development of the Royalty Properties and therefore do not control costs, revenues or timing of business decisions that affect the economic performance of the underlying properties" and "The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in this report for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018. Except as set forth below, during the quarter ended June 30, 2019, there was no material change in such risk factors.

Trust unitholders and the Trustee have no control or influence over the operation or development of the Royalty Properties and therefore do not control costs, revenues or timing of business decisions that affect the economic performance of the underlying properties.

        Neither the Trustee nor the unitholders can control or influence the operation or future development of the underlying properties and therefore do not control costs, revenues or timing of business decisions that affect the economic performance of the underlying properties. The Royalty Properties are owned by the Working Interest Owners, who are independent from the Trust. The Working Interest Owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust.

        The Working Interest Owners are under no obligation to continue operating the properties. Neither the Trustee nor the unitholders have the right to replace an operator.

The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties.

        The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the related Royalty. The Trustee relies solely on the Working Interest Owners for accurate and timely information regarding the Royalty Properties, which the Working Interest Owners are required to provide to the Trust pursuant to the Conveyance. The Working Interest Owners control (i) historical operating data and estimates, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information and estimates relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the Working Interest Owners to provide accurate and timely information for use in the Trust's periodic reports. Information regarding operations has been subject to errors and adjustments in the past. See Part I, Item 2, "Trustee's Discussion and Analysis of Results of Financial Condition and Results of Operations—San Juan Basin—New Mexico Properties." Accordingly, the Trustee cannot assure unitholders that errors or adjustments by the Working Interest Owners, whether historical or future, will not affect Royalty income and distributions by the Trust.

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

Due to the transition from ConocoPhillips and XTO to Hilcorp, Hilcorp has estimated the revenue and expense components of Net Proceeds, which may adversely affect future distributions to unitholders.

        The sale of San Juan Basin assets, including the San Juan Basin—New Mexico Properties, by ConocoPhillips to Hilcorp closed on July 31, 2017, and by XTO to Hilcorp closed on March 29, 2018. Thereafter, Hilcorp assumed responsibility for monthly production from the San Juan Basin—New Mexico Properties.

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties for the three months ended June 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

        Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin—New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust's future Net Proceeds over a period of time as adjustments are made by Hilcorp after taking into account actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work currently being conducted by Hilcorp and is therefore uncertain. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of Net Proceeds that would otherwise be payable to the Trust in subsequent periods. Accordingly, to the extent that Hilcorp determines that estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods such that Hilcorp overpaid Net Proceeds to the Trust, Hilcorp may reduce future payments of Royalty income to the Trust by the amount of the overestimation, plus any additional required costs. If this is the case, the Trust may not receive a portion or all of the Net Proceeds from the San Juan Basin—New Mexico Properties that would otherwise be paid to the Trust until the future Net Proceeds from such properties exceed the amount of the overestimation, plus any additional required costs. This decrease in Net Proceeds paid to the Trust could result in material future reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2019 and 2018 were $312,106 and $291,449, respectively, which revenue accounted for approximately 53% and 55%, respectively, of the total Royalty income reported by the Trust during those periods. Net Proceeds from the San Juan Basin—New Mexico Properties for the six months ended June 30, 2019 and 2018 were $603,555 and $582,898, respectively, which revenue accounted for approximately 46% and 46%, respectively, of the total Royalty income reported by the Trust during those periods.

Item 6.    Exhibits.

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a)	*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)
4(b)	*	Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)
4(c)	*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)
4(d)	*
		Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)
4(e)	*
		Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 14, 2019

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