Form 10-Q
period 2019-09-30
MESA ROYALTY TRUST/TX
filed 2019-11-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

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

         As of November 14, 2019—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018, Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty income	$203,160	$449,556	$1,518,510	$1,727,433
Interest income	7,402	6,004	24,385	16,404
General and administrative expense	(42,386)	(44,733)	(140,098)	(213,587)

Distributable income	$168,176	$410,827	$1,402,797	$1,530,250

Distributable income per unit	$0.0902	$0.2204	$0.7527	$0.8211

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and short-term investments	$1,167,857	$1,604,884
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,861,694)	(40,744,388)

Total assets	$2,804,197	$3,358,530

LIABILITIES AND TRUST CORPUS
Distributions payable	$167,046	$566,518
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,637,151	2,792,012

Total liabilities and trust corpus	$2,804,197	$3,358,530

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$2,662,505	$2,840,485	$2,792,012	$3,097,932
Distributable income	168,176	410,827	1,402,797	1,530,250
Distributions to unitholders	(167,046)	(402,952)	(1,440,349)	(1,652,920)
Amortization of net overriding royalty interest	(26,484)	(50,052)	(117,309)	(176,954)

Trust corpus, end of period	$2,637,151	$2,798,308	$2,637,151	$2,798,308

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which are described below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera has operated the Hugoton Royalty Properties.

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

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

        Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp in cash any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts over time by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders.

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2019 and 2018 were $103,678 and $291,449, respectively, which revenue accounted for approximately 51% and 59%, respectively, of the total Royalty income reported by the Trust during those periods. Net Proceeds from the San Juan Basin—New Mexico Properties for the nine months ended September 30, 2019 and 2018 were $707,233 and $874,348, respectively, which revenue accounted for approximately 47% and 51%, respectively, of the total Royalty income reported by the Trust during those periods.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2019, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2019. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through July 31, 2019, a 3.75% annualized return from August 1, 2019 through September 18, 2019 and a 3.5% annualized return from September 19, 2019 through September 30, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2019, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, the Trustee's fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2018.

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

Note 5—Excess Production Costs

	As of September 30, 2019	As of December 31, 2018
San Juan Basin—Colorado Properties—Red Willow	$15,436	$2,957
San Juan Basin—New Mexico Properties—Hilcorp	2,720	4,948

Total	$18,156	$7,905

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

        For the three months ended September 30, 2019, the Trustee increased the Contingent Reserve by (1) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders and (2) $812 due to a refund received from a vendor in September 2019.

        For the nine months ended September 30, 2019, the Trustee increased the Contingent Reserve by (1) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders and (4) $812 due to a refund received from a vendor in September 2019.

        For the nine months ended September 30, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders and (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

        As of September 30, 2019, the value of the Contingent Reserve was $1,000,812, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributable income before reserve for contingent liabilities and expenses	$168,176	$410,827	$1,402,797	$1,530,250
Increase in Contingent Reserve	(1,130)	(14,501)	(58,357)	(73,853)
Withdrawal from Contingent Reserve	—	6,626	95,909	196,523

Distributable income available for distribution	$167,046	$402,952	$1,440,349	$1,652,920

Distributable income available for distribution per unit	$0.0896	$0.2162	$0.7729	$0.8870

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

        The Trust is a passive entity whose purposes are limited to: (1) converting the Royalties to cash, either by retaining them and collecting the proceeds of production (until production has ceased or the Royalties are otherwise terminated) or by selling or otherwise disposing of the Royalties; and

(2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by The Bank of New York Mellon Trust Company, N.A. (the "Trustee") as a reserve for liabilities or for distribution. The Trust does not undertake or control any capital projects or make capital expenditures. While the Trust's Royalty income is net of capital expenditures, these capital expenditures are controlled and paid by the Working Interests Owners, and the Trust receives Royalty income net of these expenses. In addition, the Trust does not have any off-balance sheet arrangements or other contingent obligations.

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

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018, Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

	Three Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$457,944	$265,950	$41,757	$707,631	$284,621	$6,029
Less the Trust's proportionate share of:
Capital costs recovered	(9,861)	(13,386)	(3,037)	(1,263)	(531)	(23)
Operating costs	(335,122)	(183,553)	(26,160)	(358,067)	(146,643)	(2,257)

Net proceeds(2)	$112,961	$69,011	$12,560	$348,301	$137,447	$3,749

Royalty income(2)	$120,988	$69,580	$12,592	$348,812	$137,344	$3,749

Average sales price	$1.00	$14.95	$48.00	$2.04	$18.83	$37.58

Average production costs(3)	$2.86	$42.31	$111.30	$2.10	$20.18	$22.86

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	120,758	4,655	262	171,197	7,293	100

	Nine Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$2,280,331	$856,782	$72,801	$2,370,415	$906,194	$18,134
Less the Trust's proportionate share of:
Capital costs recovered	(19,386)	(19,609)	(3,700)	(5,384)	(2,416)	(69)
Operating costs	(1,134,577)	(485,584)	(38,798)	(1,080,015)	(456,827)	(6,802)

Net proceeds(2)	$1,126,368	$351,589	$30,303	$1,285,016	$446,951	$11,263

Royalty income(2)	$1,137,640	$350,536	$30,334	$1,269,643	$446,542	$11,248

Average sales price	$1.93	$17.61	$45.00	$2.03	$19.11	$37.58

Average production costs(3)	$1.96	$25.38	$63.04	$1.73	$19.66	$22.96

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	588,615	19,907	674	625,714	23,364	299

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

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $2,720 and $5,156 as of September 30, 2019 and September 30, 2018, respectively, were related to the San Juan Basin—New Mexico Properties operated by XTO Energy, Inc. ("XTO") through the first quarter of 2018. On March 29, 2018, XTO sold to Hilcorp approximately 1,770 operated wells situated on approximately 300,000 net acres, which comprise certain portions of the San Juan Basin—New Mexico Properties. Since the sale, Hilcorp has operated and currently operates those certain San Juan Basin—New Mexico Properties formerly operated by XTO.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $1,010 and $0, respectively, for the three months ended September 30, 2019, and 2018. The Trust recovered prior period excess production costs of $0 and $207, respectively related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended September 30, 2019 and 2018.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $0, respectively, for the nine months ended September 30, 2019 and 2018. The Trust recovered prior period excess production costs of $2,229 and $914, respectively, related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the nine months ended September 30, 2019 and 2018.

San Juan Basin—Colorado Properties.    Excess production costs in the amount of $15,436 and $1,061 as of September 30, 2019 and September 30, 2018, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow.

Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $7,617 and $615, respectively, for the three months ended September 30, 2019 and 2018.

Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $12,479 and $0, respectively, for the nine months September 30, 2019 and 2018. The Trust recovered prior period excess production costs of $14,883 related to the San Juan Basin—Colorado Properties operated by Red Willow during the nine months ended September 30, 2018.

Hugoton Royalty Properties.    Excess production costs related to the Hugoton Properties operated by Riviera were approximately $40,349 for the month ended June 30, 2018. The excess production costs were recovered by the operator in July 2018 and were reflected in Royalty income at that time. There were no excess production costs related to the Hugoton Royalty Properties for the three months or nine months ended September 30, 2019.

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

(5)
Following Hilcorp's acquisition of Conoco, Inc.'s ("ConocoPhillips") and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp in cash any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts over time by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2019 and 2018 were $103,678 and $291,449, respectively, which revenue accounted for approximately 51% and 59%, respectively, of the total Royalty income reported by the Trust. Net Proceeds from the San Juan Basin—New Mexico Properties for the nine months ended September 30, 2019 and 2018 were $707,233 and $874,348, respectively, which revenue accounted for approximately 47% and 51%, respectively, of the total Royalty income reported by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

Three Months Ended September 30, 2019 and 2018

Financial Review

	Three Months Ended September 30,
	2019	2018
Royalty income	$203,160	$449,556
Interest income	7,402	6,004
General and administrative expense	(42,386)	(44,733)

Distributable income	168,176	410,827

Distributable income per unit	$0.0902	$0.2204

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $203,160 for the quarter ended September 30, 2019, a decrease of approximately 55% as compared to $449,556 for the quarter ended September 30, 2018. The decrease was primarily a result of lower natural gas and natural gas liquids prices, net production of natural gas, natural gas liquids, and an increase in operating costs and capital expenditures, partially offset by an increase in oil and condensate prices and an increase in net production of oil and condensate in the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018. The Trust's interest income for the quarters ended September 30, 2019 and 2018 was $7,402 and $6,004, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 4.00% annualized return from January 1, 2019 through July 31, 2019, a 3.75% annualized return from August 1, 2019 through September 18, 2019 and a 3.5% annualized return from September 19, 2019 through September 30, 2019.

        General and Administrative Expense.    General and administrative expense was $42,386 and $44,733 for the three months ended September 30, 2019 and 2018, respectively. The Trustee's fees are included in general and administrative expense.

        For the quarter ended September 30, 2019, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through July 31, 2019, a 3.75% annualized return from August 1, 2019 through September 18, 2019 and a 3.5% annualized return from September 19, 2019 through September 30, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended September 30, 2019, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2018. As of each of the quarters ended September 30, 2019 and 2018, there were $0 and $3,000, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended September 30, 2019, the Trustee increased the Contingent Reserve by (1) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders and (2) $812 due to a refund received from a vendor in September 2019.

        As of September 30, 2019, the Contingent Reserve was $1,000,812, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2019 was $167,046, representing $0.0896 per unit, compared to $402,952, representing $0.2162 per unit, for the quarter ended September 30, 2018. Based on 1,863,590 units outstanding for the quarters ended September 30, 2019 and 2018, respectively, the per unit distributions for each month in such periods were as follows:

	2019	2018
July	$0.0283	$0.0444
August	0.0270	0.0850
September	0.0343	0.0868

	$0.0896	$0.2162

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 34% of the Royalty income of the Trust during the third quarter of 2019.

	Three Months Ended September 30,
	2019	2018
Royalty income attributable to Hugoton Royalty Properties	$69,339	$118,628
Operating costs attributable to Hugoton Royalty Properties	$273,270	$287,185

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $69,339 in the third quarter of 2019 from $118,628 in the third quarter of 2018 primarily due to a decrease in natural gas and natural gas liquids prices and a decrease in net natural gas and natural gas liquids production volumes, partially offset by lower operating costs from the Hugoton Royalty Properties in the third quarter of 2019 compared to the third quarter of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $273,270 in the third quarter of 2019, a decrease of approximately 5% as compared to $287,185 in the third quarter of 2018. There were no capital expenditures in the third quarter of 2019 or 2018.

	Three Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.08	$19.34	$—	$3.27	$25.53	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	86,034	4,000	—	92,195	5,682	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	17,313	823	—	32,786	2,030	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Riviera realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

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

  San Juan Basin—Colorado Properties

	Three Months Ended September 30,
	2019	2018
Royalty income attributable to San Juan Basin—Colorado Properties	$30,142	$39,479
Operating costs attributable to San Juan Basin—Colorado Properties	$31,304	$36,601

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $30,142 during the third quarter of 2019, compared to $39,479 during the third quarter of 2018. This decrease in Royalty income was due primarily to lower market prices for natural gas, offset in part by an increase in net natural gas production volumes and a decrease in operating costs in the third quarter of 2019 compared to the third quarter of 2018.

        Operating Costs.    Operating costs on these properties were $31,304 in the third quarter of 2019, a decrease of approximately 15% as compared to $36,601 in the third quarter of 2018.

	Three Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.49	$—	$—	$1.00	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	104,879	—	—	75,724	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	60,915	—	—	39,504	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended September 30,
	2019	2018
Royalty income attributable to San Juan Basin—New Mexico Properties	$103,679	$291,449
Operating costs attributable to San Juan Basin—New Mexico Properties	$240,261	$183,181
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$26,284	$1,817

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $103,679 during the third quarter of 2019 as compared with Royalty income of $291,449 during the third quarter of 2018. This decrease in Royalty income was due primarily to lower prices for natural gas, natural gas liquids, and decreased net production volumes for natural gas and natural gas liquids, and an increase in operating costs and capital expenditures, offset in part by higher oil and condensate prices and increased net production volumes for oil and condensate for the third quarter of 2019 compared to the third quarter of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $240,261 in the third quarter of 2019, an increase of approximately 31% as compared to $183,181 in the third quarter of 2018 due primarily to maintenance expense reductions in the third quarter of 2017 that continued to be used by Hilcorp as estimates through the first quarter of 2019. Capital expenditures on these properties were $26,284 in the third quarter of 2019, an increase of approximately $24,467 as compared to $1,817 in the third quarter of 2018 due primarily to very low capital investment in the third quarter of 2017 that continued to be used by Hilcorp as an estimate through the first quarter of 2019 and the addition in 2019 of well zone recompletes that bring on new zones of production and reserves.

	Three Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.88	$14.00	$48.00	$2.04	$16.25	$37.58

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	155,820	13,748	871	161,956	11,249	160

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	42,529	3,832	262	98,907	5,263	100

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

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

        Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp in cash any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts over time by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders.

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2019 and 2018 were $103,678 and $291,449, respectively, which revenue accounted for approximately 51% and 59%, respectively, of the total Royalty income reported by the Trust during those periods. Net Proceeds from the San Juan Basin—New Mexico Properties for the nine months ended September 30, 2019 and 2018 were $707,233 and $874,348, respectively, which revenue accounted for approximately 47% and 51%, respectively, of the total Royalty income reported by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2019 may not be representative of Net Proceeds that will be received in future quarters.

Nine Months Ended September 30, 2019 and 2018

Financial Review

	Nine Months Ended September 30,
	2019	2018
Royalty income	$1,518,510	$1,727,433
Interest income	24,385	16,404
General and administrative expense	(140,098)	(213,587)

Distributable income	$1,402,797	$1,530,250

Distributable income per unit	$0.7527	$0.8211

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $1,518,510 for the nine months ended September 30, 2019, a decrease of approximately 12% as compared to $1,727,433 for the nine months ended September 30, 2018 primarily as a result of lower natural gas, natural gas liquids prices, decreased net production for natural gas and natural gas liquids and an increase in operating expenses and capital expenditures, offset in part by higher net production of oil and condensate in the first nine months of 2019 as compared to the first nine months of 2018. The Trust's interest income for the nine months ended September 30, 2019 and 2018 was $24,385 and $16,404, respectively.

        General and Administrative Expense.    General and administrative expense was $140,098 and $213,587 for the nine months ended September 30, 2019 and 2018, respectively. The Trustee's fees are included in general and administrative expense. The decrease for the nine months ended September 30, 2019 as compared to September 30, 2018 was primarily a result of general and administrative expenses of $70,460 for December 2017 being paid by the Trust in January 2018. If the Trust had paid such expenses in December 2017, general and administrative expenses for the nine months ended September 30, 2018 would have been $143,127.

        For the nine months ended September 30, 2019, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through July 31, 2019, a 3.75% annualized return from August 1, 2019 through September 18, 2019 and a 3.5% annualized return from September 19, 2019 through September 30, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the nine months ended September 30, 2019, the Trustee's fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2018.

        As of each of the nine-month periods ended September 30, 2019 and 2018, there were $0 and $3,000, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the nine months ended September 30, 2019, the Trustee increased the Contingent Reserve by (1) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders and (4) $812 due to a refund received from a vendor in September 2019.

        For the nine months ended September 30, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders and (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders.

        As of September 30, 2019, the value of the Contingent Reserve was $1,000,812, which is included in cash and short-term investments.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2019 was $1,440,349, representing $0.7729 per unit, compared to $1,652,920, representing $0.8870 per unit, for the nine months ended September 30, 2018.

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 27% of the Royalty income of the Trust during the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2019	2018
Royalty income attributable to Hugoton Royalty Properties	$415,866	$570,159
Operating costs attributable to Hugoton Royalty Properties	$892,146	$905,572
Capital expenditures attributable to Hugoton Royalty Properties	$1	$2,418

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $415,866 for the nine months ended September 30, 2019 from $570,159 for the same period in 2018 primarily due to lower natural gas liquid prices, decreased net natural gas and natural gas liquids production volumes, offset in part by higher natural gas prices from the Hugoton Royalty Properties in the first nine months of 2019 compared to the first nine months of 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $892,146 during the nine months ended September 30, 2019, as compared to $905,572 during the nine months ended September 30, 2018. Capital expenditures attributable to the Hugoton Royalty Properties were $1 during the nine months ended September 30, 2019, as compared to $2,418 during the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.80	$23.75	$—	$3.49	$24.98	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	266,072	12,580	—	284,248	19,516	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	86,028	3,761	—	109,012	7,604	—

San Juan Basin Royalty Properties

  San Juan Basin—Colorado Properties

	Nine Months Ended September 30,
	2019	2018
Royalty income attributable to San Juan Basin—Colorado Properties	$395,411	$282,926
Operating costs attributable to San Juan Basin—Colorado Properties	$87,970	$88,779

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $395,411 for the nine months ended September 30, 2019, compared to $282,926 during the same period in 2018. This increase in Royalty income was due primarily to higher natural gas prices, higher net production volumes for natural gas, and a decrease in operating costs in the first nine months of 2019 compared to the first nine months of 2018.

        Operating Costs.    Operating costs on these properties were $87,970 during the nine months ended September 30, 2019, a decrease of approximately 1% as compared to $88,779 during the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.53	$—	$—	$1.29	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	309,979	—	—	301,300	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	258,069	—	—	219,980	—	—

  San Juan Basin—New Mexico Properties

	Nine Months Ended September 30,
	2019	2018
Royalty income attributable to San Juan Basin—New Mexico Properties	$707,233	$874,348
Operating costs attributable to San Juan Basin—New Mexico Properties	$678,843	$549,293
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$42,694	$5,452

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $707,233 for the nine months ended September 30, 2019 as compared to $874,348 during the same period in 2018. This decrease in Royalty income was due primarily to lower natural gas, natural gas liquids prices, decrease in net production volumes for natural gas, and higher operating and capital costs, offset in part by higher oil and condensate prices, increase net production volumes for natural gas liquids and oil and condensate in the nine months ended September 30, 2019 as compared to the same period in 2018.

        Operating Costs and Capital Expenditures.    Operating costs were $678,843 during the nine months ended September 30, 2019, an increase of approximately 24% as compared to $549,293 during the nine months ended September 30, 2018, due primarily to maintenance expense reductions in the third quarter of 2017 that continued to be used by Hilcorp as estimates through the first quarter of 2019 and higher equipment repair costs in the nine months ended September 30, 2019 compared to the same period in 2018. Capital expenditures on these properties were $42,694 during the nine months ended September 30, 2019, an increase of approximately $37,242 as compared to $5,452 during the nine months ended September 30, 2018 due primarily to very low capital investment in the third quarter of

2017 that continued to be used by Hilcorp as an estimate through the first quarter of 2019 and the addition in 2019 of well zone recompletes that bring on new zones of production and reserves.

	Nine Months Ended September 30,
	2019			2018
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.70	$16.18	$45.00	$2.04	$16.28	$37.58

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	469,463	37,264	1,618	485,922	33,743	483

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	244,517	16,146	674	296,722	15,760	299

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. "Other Information—Risk Factors—Trust unitholders and the Trustee have no control or influence over the operation or development of the Royalty Properties and therefore do not control costs, revenues or timing of business decisions that affect the economic performance of the underlying properties" and "The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. During the quarter ended September 30, 2019, there was no material change in such risk factors.

Item 6.    Exhibits.

Exhibit Number			SEC File or Registration Number	Exhibit Number
4(a	)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a	)

4(b	)*	Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b	)

4(c	)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c	)

4(d	)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d	)

4(e	)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e	)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed in paper format with the Securities and Exchange Commission and incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Royalty Trust
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: November 14, 2019

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