Form 10-K
period 2019-12-31
MESA ROYALTY TRUST/TX
filed 2020-03-30
CIK 313364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

          The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 28, 2019 of $11.49 was approximately $21,412,649.

          As of March 30, 2020, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Item 1—Description of the Trust") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain

i

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

ii

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

        The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the SEC and other information. Any reports filed with the SEC are accessible free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust's website is http://mtr.investorhq.businesswire.com/.

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

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which are described in detail below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn

announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera operated the Hugoton Royalty Properties. On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the "Purchase Agreement"), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP ("Scout"). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts, which was in the amount of $29,698 for the accounting month of September 2017 and was the only reconciliation payment made by Hilcorp during 2019. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the year ended December 31, 2019 may not be representative of Net Proceeds that will be received in future years.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for years ended December 31, 2019 and 2018 were $871,096 and $1,165,797, respectively, which revenue accounted for approximately 48% and 50%, respectively, of the total Royalty income reported by the Trust during those periods.

        As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refers to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. Scout, BP, Red Willow and Hilcorp are each individually referred to herein as "Working Interest Owner" or collectively as the "Working Interest Owners."

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Scout, Hilcorp and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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

DESCRIPTION OF THE UNITS

        Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust's transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 30, 2020.

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

        The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period and are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2019, there were $23,629 of unreimbursed expenses.

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

        For the year ended December 31, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2018 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (4) $812 due to a refund received from a vendor in September 2019 and (5) $843 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust.

        For the year ended December 31, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (5) $812 due to a refund received from a vendor in September 2019 which refund was included in the distribution to unitholders in November 2019 and (6) $23,629 for a reimbursement not received from Scout but included in the December 2019 distribution to unitholders.

        The net effects of the foregoing adjustments for the year ended December 31, 2019 resulted in the balance of the Contingent Reserve being equal to $977,212 as of December 31, 2019.

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

        Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as "FATCA"), distributions from the Trust to "foreign financial institutions" and certain other "non-financial foreign entities" may be subject to U.S. withholding taxes. Specifically, certain "withholdable payments" (including certain royalties, interest and other income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the U.S. governing FATCA may be subject to different rules. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust units.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2019

        Detailed information concerning the number of wells and producing acres on Royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained by the Working Interest Owners.

Hugoton Royalty Properties

        The principal property interest conveyed to the Trust accounts was carved out of Scout's working interest in 104,437 net producing acres in the Hugoton field of Kansas.

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

Drilling

        Hilcorp has informed the Trust that it drilled one productive exploratory well in 2018 in the San Juan Basin—New Mexico Properties. Other than that exploratory well, the Trust has not been informed by the other Working Interest Owners of any other exploratory or development wells drilled on any Royalty Properties during 2019, 2018 or 2017.

Reserves

        A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the "Reserve Report") and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2019. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm's experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-1442.

        Production of the Reserve Report was supervised by a Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with nine years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.

        The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

        Estimates of the gross and net proved reserves, as of December 31, 2019, of the Trust's ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	BP	Hilcorp	Scout	Total(1)
Proved Developed
Oil and Condensate	0	11	0	11
Natural Gas Liquids	0	375	5	380
Gas	2,419	5,176	110	7,706
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	11	0	11
Natural Gas Liquids	0	375	5	380
Gas	2,419	5,176	110	7,706

(1)
Data from Red Willow and properties formerly operated by XTO, currently operated by Hilcorp, was omitted in the Reserve Report, because each operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow and properties formerly operated by XTO, currently operated by Hilcorp, as of December 31, 2019 and 2018 are included in Net Proceeds paid to the Trust by Red Willow and Hilcorp.

        The estimated future net revenue and standardized measure of future net royalty income, discounted at 10 percent per annum attributable to the Trust's Royalty as of December 31, 2019 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:

	BP	Hilcorp	Scout	Total
Future Royalty income(1)	$3,677	$17,514	$362	$21,553

	BP	Hilcorp	Scout	Total
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$2,138	$8,058	$298	$10,493

(1)
Future income tax expenses were excluded in the preparation of these estimates.

        Please read "Summary Reserve Report from Miller and Lents" attached hereto as Exhibit 99 for more information.

        The Reserve Report was delivered to the Trustee on March 13, 2020. Net reserves of the Trust's Royalty are calculated at the aggregate level from the net revenue of each of the Working Interest Owners. To estimate net gas reserves, the total net revenue of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices—$41.57 per Bbl; (2) natural gas liquids prices—$13.10 per Bbl for the San Juan Basin Royalty Properties and $12.71 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices—$2.35 per Mcf for San Juan Basin-New Mexico Royalty Properties, $1.52 per Mcf for San Juan Basin-Colorado Royalty Properties and $2.68 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.

Preparation of Reserve Estimates

        For further information regarding the net overriding royalty interest, the Basis of Accounting and Supplemental Reserve Information (Unaudited), see Notes 1, 2 and 7, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

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

        The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board ("FASB"). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2019, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        The Trustee relies on Miller and Lents to prepare the reserve estimates attributable to the Trust's interests in the Royalty Properties. Although the Trustee inquires with the third-party reserve engineer about the information provided by the Working Interest Owners and the assumptions made and methodologies used by the third-party reserve engineer, the Trustee does not control the information provided by the Working Interest Owners or the assumptions made or methodologies used by the third-party reserve engineer. Accordingly, such information is outside the scope of the internal controls of the Trust and the Trustee. Any past practices not consistent with the Conveyance could also cause the basis for the reserve estimates included above to differ from actual reserve quantities and future net revenues.

Income, Production and Production Prices and Production Costs

        Sales and production data from the Royalty Properties for the last three fiscal years is included in the table below. As reflected in the table, natural gas represents the vast majority of production from the Royalty Properties. Although the Trust is exposed to pricing fluctuations with respect to oil and condensate and natural gas liquids, the pricing environment of natural gas has a much more significant impact on Royalty income than any other hydrocarbon. For additional information related to our Reserve Report, see "Note 7—Supplemental Reserve Information (Unaudited)" under Item 8 of this Form 10-K.

	Hugoton						San Juan Basin—New Mexico(3)						San Juan Basin—Colorado						Total
	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate
Year ended December 31, 2019:
Average Sales Price	$3.52		$21.35		$—		$1.63		$16.00		$44.39		$1.38		$—		$—		$1.79		$17.04		$44.39

Average Production Costs(1)	$8.40		$55.33		$—		$1.65		$20.32		$51.88		$0.39		$—		$—		$2.04		$27.14		$51.88
Net production volumes attributable to the	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)
Royalty paid(2)	106,373		4,739		—		309,914		19,567		1,157		334,414		—		—		750,701		24,306		1,157

Year ended December 31, 2018:
Average Sales Price	$3.46		$25.98		$—		$2.04		$16.28		$37.59		$1.32		$—		$—		$2.03		$19.31		$37.59

Average Production Costs(1)	$5.49		$40.45		$—		$1.30		$10.28		$22.93		$0.39		$—		$—		$1.69		$19.71		$22.93
Net production volumes attributable to the	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)
Royalty paid(2)	147,685		9,553		—		395,629		21,015		399		309,558		—		—		852,872		30,568		399

Year ended December 31, 2017:
Average Sales Price	$3.66		$22.87		$—		$2.20		$16.17		$37.91		$1.61		$—		$—		$2.36		$19.24		$37.91

Average Production Costs(1)	$2.03		$12.99		$—		$1.80		$13.10		$31.56		$0.39		$—		$—		$1.31		$13.05		$31.56
Net production volumes attributable to the	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)
Royalty paid(2)	262,789		15,921		—		341,305		18,771		774		383,409		—		—		987,503		34,692		774

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

(3)
Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts, which was in the amount of $29,698 for the accounting month of September 2017 and was the only reconciliation payment made by Hilcorp during 2019. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the year ended December 31, 2019 may not be representative of Net Proceeds that will be received in future years.

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

 CONTRACTS

Hugoton Royalty Properties

        Natural gas and natural gas liquids produced by Scout (formerly Riviera) from the Hugoton Royalty Properties accounted for approximately 26% of the Royalty income of the Trust for the year ended December 31, 2019. Since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Scout has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For the year ended December 31, 2019, Riviera provided and going forward Scout will continue to provide Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.

San Juan Basin

        Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin Royalty Properties accounted for approximately 74% of the Royalty income of the Trust for the year ended December 31, 2019. The majority of the natural gas produced from the San Juan Basin Royalty Properties is now being sold on the spot market.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the Henry Hub Natural Gas Spot Prices were $3.17 per MMBtu in 2018 and decreased to $2.57 per MMBtu in 2019. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.

Competition

        The production and sale of gas from the Royalty Properties are highly competitive, and the Working Interest Owners' competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin. The Working Interest Owners have advised the Trust that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. Scout has also advised the Trust that it believes that its competitive position in the Hugoton field is enhanced by virtue of its substantial holdings and ownership and control of its wells, gathering systems and processing plants. Market conditions in the San Juan Basin are negatively affected by the fact that most of the gas produced from such areas is transported on one of only two major pipelines, and the transportation of such gas is generally controlled by a few distribution companies.

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

  •
  the effect of worldwide energy conservation measures; and

  •
  the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus (COVID-19), or any government response to such occurrence or threat.

        Moreover, government regulations, such as regulation of natural gas transportation, regulation of greenhouse gas and other emissions associated with fossil fuel combustion, and price controls, can affect product prices in the long term.

        Crude oil prices have been volatile the last several years and, since the second half of 2014 have declined substantially from historic highs and may remain depressed for the foreseeable future. In 2019, crude oil prices per Bbl ranged from a high of approximately $66.30 to a low of approximately $45.41. The NYMEX crude oil spot prices per Bbl were $61.06 and $45.15 as of December 31, 2019 and 2018 respectively. As of March 23, 2020, the price had fallen to $19.48 per Bbl. The recent announcement by Saudi Arabia of a significant reduction in its export prices as well as a recent announcement by Russia that previously agreed upon production cuts will expire on April 1, 2020, have contributed to the recent significant decline in the price of oil. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

Any additional decreases in prices of natural gas may materially and adversely affect our cash generated from operations, results of operations and reduce net proceeds available to the Trust and distributions to Trust unitholders.

        During the eight years prior to December 31, 2019, Henry Hub natural gas prices have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.49 per MMBtu in 2016. On December 31, 2019, the Henry Hub Natural Gas Spot Price was $2.09 per MMBtu. As of March 17, 2020, the price had fallen to $1.89 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of our estimated reserves and reduce net proceeds and the amount of cash we would otherwise have available to pay cash distributions to unitholders.

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

The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Indenture and may increase such cash reserve in the future, which would reduce Net Proceeds available to the Trust and distributions to Trust unitholders.

        The Trust's source of capital is the Royalty income received from its share of the net proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses. In 2011, the Trustee established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture and withheld approximately $83,333 per monthly distribution amount, or up to $250,000 per quarter, until the cash reserve was $1.0 million, which reduced net proceeds available to the Trust and distributions to Trust unitholders. The Trustee may increase the cash reserve in the future, which would reduce Net Proceeds available to the Trust and distributions to Trust unitholders. For more information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

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

        Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic 12-month average of the first-day-of-the-month price for each month in 2019. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

        The Trustee relies entirely on reserve estimates and related information prepared by Miller and Lents based on information provided by the Working Interest Owners. While the Trustee has no reason to believe the reserve estimates included in this report are not accurate, to the extent additional information exists that could affect their reserve estimates, the estimated reserves in these reports could also be too low.

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

        The Trust Indenture and related trust law permit the Trustee and the Trust to sue the Working Interest Owners to compel them to fulfill the terms of the Conveyance of the Royalty. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the recourse of a unitholder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unitholders probably would not be able to successfully sue the Working Interest Owners directly.

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

        The value of the Royalty and the Trust's ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators' current and future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil and natural gas in the global market as a result of the economic effects of the outbreak of coronavirus (COVID-19) and the recent reduction in the benchmark price of crude oil persist for the near future or longer, such factors could have a material negative impact on the financial condition and economic performance of Working Interest Owners or other operators of the underlying properties.

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts, which was in the amount of $29,698 for the accounting month of September 2017 and was the only reconciliation payment made by Hilcorp during 2019. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the year ended December 31, 2019 may not be representative of Net Proceeds that will be received in future years.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for years ended December 31, 2019 and 2018 were $871,096 and $1,165,797, respectively, which revenue accounted for approximately 48% and 50%, respectively, of the total Royalty income reported by the Trust during those periods.

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

        At March 27, 2020, the 1,863,590 units outstanding were held by 498 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.

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

        Pursuant to past conveyances, Scout (formerly Riviera), Hilcorp, BP, and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, BP, and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

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

        In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2019 and 2018, there were $23,629 and $0 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings. During 2011, the Trustee withheld $1.0 million to establish a reserve for future unknown contingent liabilities and expenses in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments.

        For the year ended December 31, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2018 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (4) $812 due to a refund received from a vendor in September 2019 and (5) $843 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust.

        For the year ended December 31, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (5) $812 due to a refund received from a vendor in September 2019 which refund was included in the distribution to unitholders in November 2019 and (6) and $23,629 for a reimbursement not received from Scout but included in the December 2019 distribution to unitholders. The net effects of the foregoing adjustments for the year ended December 31, 2019 resulted in the balance of the Contingent Reserve being equal to $977,212 as of December 31, 2019.

        See "Financial Review—Unreimbursed Expenses and the Contingent Reserve" for complete information about adjustments to the Contingent Reserve for the year ended December 31, 2018.

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

Years Ended December 31, 2019 and 2018

SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)

	Hugoton				San Juan Basin—New Mexico(5)			San Juan Basin—Colorado						Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2019:
The Trust's proportionate share of—Gross Proceeds(1)	$1,267,360	$363,402	$—		$1,017,563	$710,207	$111,188	$564,795		$—		$—		$2,849,718	$1,073,609	$111,188
Less the Trust's proportionate share of—Capital costs	(1)	—	—		(32,047)	(28,884)	(5,719)	—		—		—		(32,048)	(28,884)	(5,719)
Operating costs	(893,033)	(262,217)	—		(478,648)	(368,629)	(54,307)	(129,665)		—		—		(1,501,346)	(630,846)	(54,307)

Net Proceeds(2)	$374,326	$101,185	$—		$506,868	$312,694	$51,162	$435,130		$—		$—		$1,316,324	$413,879	$51,162

Royalty Income(2)	$374,326	$101,185	$—		$506,692	$313,039	$51,365	$461,771		$—		$—		$1,342,789	$414,224	$51,365
Average Sales Price	$3.52	$21.35	$—		$1.63	$16.00	$44.39	$1.38		$—		$—		$1.79	$17.04	$44.39

Average Production Costs(3)	$8.40	$55.33	$—		$1.65	$20.32	$51.88	$0.39		$—		$—		$2.04	$27.14	$51.88
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf )	(Bbls )	(Bbls )
Royalty paid(4)	106,373	4,739	—		309,914	19,567	1,157	334,414		—		—		750,701	24,307	1,157

Year ended December 31, 2018:
The Trust's proportionate share of—Gross Proceeds(1)	$1,320,945	$634,614	$—		$1,323,959	$558,539	$24,164	$540,034		$—		$—		$3,184,938	$1,193,153	$24,164
Less the Trust's proportionate share of—Capital costs	(1,578)	(815)	—		(5,052)	(2,125)	(92)	—		—		—		(6,630)	(2,940)	(92)
Operating costs	(808,487)	(385,640)	—		(509,607)	(213,808)	(9,059)	(119,564)		—		—		(1,437,658)	(599,448)	(9,059)

Net Proceeds(2)	$510,880	$248,159	$—		$809,300	$342,606	$15,013	$420,470		$—		$—		$1,740,650	$590,765	$15,013

Royalty Income(2)	$510,880	$248,159	$—		$808,705	$342,094	$14,998	$407,483		$—		$—		$1,727,068	$590,253	$14,998
Average Sales Price	$3.46	$25.98	$—		$2.04	$16.28	$37.59	$1.32		$—		$—		$2.03	$19.31	$37.59

Average Production Costs(3)	$5.49	$40.45	$—		$1.30	$10.28	$22.93	$0.39		$—		$—		$1.69	$19.71	$22.93
Net production volumes attributable to the	(Mcf )	(Bbls )	(Bbls	)	(Mcf )	(Bbls )	(Bbls )	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf )	(Bbls )	(Bbls )
Royalty paid(4)	147,685	9,553	—		395,629	21,015	399	309,558		—		—		852,872	30,568	399

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by Scout and Hilcorp, respectively.

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

San Juan Basin—New Mexico Properties. Excess production costs in the amount of $5,321 and $4,948 as of December 31, 2019 and 2018, respectively, were related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp were approximately $373 and $0 for years ended December 31, 2019 and 2018, respectively. The Trust recovered prior period excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp of $1,121 during the year ended December 31, 2018.

San Juan Basin—Colorado Properties. Excess production costs in the amount of $29,597 and $2,957 as of December 31, 2019 and 2018, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $26,641 and $0 for the years ended December 31, 2019 and 2018, respectively. The Trust recovered $12,987 prior period excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow during the year ended December 31, 2018.

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

(5)
Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts, which was in the amount of $29,698 for the accounting month of September 2017 and was the only reconciliation payment made by Hilcorp during 2019. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the year ended December 31, 2019 may not be representative of Net Proceeds that will be received in future years.

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

Financial Review

	2019	2018
Royalty income	$1,808,378	$2,332,319
Interest income	29,415	22,951
General and administrative expenses	(202,747)	(217,138)

Distributable income	$1,635,046	$2,138,132

Distributable income per unit	$0.8774	$1.1473

        Royalty and Interest Income.    The Trust's Royalty income was $1,808,378 and $2,332,319 for the years ended December 31, 2019 and 2018, respectively. The decrease for the year ended December 31, 2019 as compared to December 31, 2018 was primarily a result of lower natural gas and natural gas liquids prices, increased operating and capital costs for natural gas, natural gas liquids and oil and condensate and lower net natural gas and natural gas liquids production volumes, partially offset by higher prices and volumes for oil and condensate for the year ended December 31, 2019. The Trust's Interest income for the years ended December 31, 2019 and 2018 was $29,415 and $22,951, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.

        General and Administrative Expense.    General and administrative expense was $202,747 and $217,138 for the years ended December 31, 2019 and 2018, respectively. The Trustee's fees are included in general and administrative expense.

        For the year ended December 31, 2019, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through July 31, 2019, a 3.75% annualized return from August 1, 2019 through September 18, 2019, a 3.5% annualized return from September 19, 2019 through October 30, 2019 and a 3.25% annualized return from October 31, 2019 through December 31, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2019, the Trustee's aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 21, 2018. As of the years ended December 31, 2019 and 2018, the Trust incurred unreimbursed expenses of $23,629 and $0, respectively.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million to establish the Contingent Reserve, with such amount being included in cash and short-term investments. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the year ended December 31, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2018 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (4) $812 due to a refund received from a vendor in September 2019 and (5) $843 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust.

        For the year ended December 31, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (5) $812 due to a refund received from a vendor in September 2019 which refund was included in the distribution to unitholders in November 2019 and (6) and $23,629 for a reimbursement not received from Scout but included in the December 2019 distribution to unitholders.

        For the year ended December 31, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (3) $14,501 of general and administrative expense not reimbursed by Riviera in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018, (4) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018 and (5) $38,364 cash refund from a vendor received in November 2018.

        For the year ended December 31, 2018, the Trustee decreased the Contingent Reserve by (1) $49,211 of Royalty income received from BP in December 2017 after the distribution to unitholders had been announced for the month of December 2017, which Royalty income was included in the January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April

2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018. The net effects of the foregoing adjustments for the year ended December 31, 2018 resulted in the balance of the Contingent Reserve being equal to $1,038,364 as of December 31, 2018.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2019 and 2018 was $1,696,197 and $2,219,438, respectively. For the years ended December 31, 2019 and 2018, the Trust calculated total aggregate distributions of $0.910 and $1.191 per unit, respectively.

Operational Review

  Hugoton Royalty Properties

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties for the years ended December 31, 2019 and 2018 was $475,511 and $759,039, respectively. The decrease of approximately 37% for the year ended December 31, 2019 as compared to December 31, 2018 was primarily due to lower natural gas liquids prices and decreased net natural gas and natural gas liquids production volumes, offset in part by lower operating costs from the Hugoton Royalty Properties in fiscal year 2019.

        Operating Costs and Capital Expenditures.    Operating costs attributable to the Hugoton Royalty Properties for the years ended December 31, 2019 and 2018 were $1,155,250 and $1,194,128, respectively.

	2019						2018
	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate
Average sales price	$3.52		$21.35		—		$3.46		$25.98		—

	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)

Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	360,148		17,021		—		382,054		24,444		—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	106,373		4,739		—		147,685		9,553		—

        Average Sales Prices.    Average sales prices per Mcf of natural gas and Bbl for natural gas liquids for the Hugoton Royalty Properties is directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers.

        On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera operated the Hugoton Royalty Properties. On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the "Purchase Agreement"), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP ("Scout"). Pursuant to the Purchase Agreement, Riviera divested all of its interest in its oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.

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

  San Juan Basin—Colorado Properties

        Royalty Income.    Royalty income attributable to the San Juan Basin—Colorado Properties for the years ended December 31, 2019 and 2018 was $461,771 and $407,483, respectively. The increase of approximately 13% for the year ended December 31, 2019 as compared to December 31, 2018 was primarily due to increased net natural gas production volumes and higher prices for natural gas, offset in part by higher operating costs from the San Juan Basin—Colorado Properties.

        Operating Costs and Capital Expenditures.    Operating costs attributable to the San Juan Basin—Colorado Properties for the years ended December 31, 2019 and 2018 were $129,665 and $119,564, respectively. There were no capital expenditures attributable to the San Juan Basin—Colorado Properties for the years ended December 31, 2019 or 2018.

	2019						2018
	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate
Average sales price	$1.38		—		—		$1.32		—		—

	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)

Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	411,851		—		—		409,647		—		—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	334,414		—		—		309,558		—		—

  San Juan Basin—New Mexico Properties

        Royalty Income.    Royalty income attributable to the San Juan Basin—New Mexico Properties for the years ended December 31, 2019 and 2018 was $871,096 and $1,165,797, respectively. The decrease of approximately 25% for the year ended December 31, 2019 as compared to December 31, 2018 was primarily due to lower prices for natural gas and natural gas liquids, decreased net production volumes for natural gas and natural gas liquids and higher operating and capital expenditures, partially offset by higher prices and increased net production for oil and condensate for the San Juan Basin—New Mexico Properties.

        Operating Costs and Capital Expenditures.    Operating costs attributable to the San Juan Basin—New Mexico Properties for the years ended December 31, 2019 and 2018 were $901,584 and $732,474, respectively. The increase of approximately 23% for the year ended December 31, 2019 as compared to December 31, 2018 was primarily due to maintenance expense reductions in 2017 that continued to be used by Hilcorp as estimates through the first quarter of 2019. Capital expenditures on these properties were $66,650 for the year ended December 31, 2019, an increase of approximately $59,381 as compared to $7,269 for the year ended December 31, 2018 due primarily to very low capital investment in 2017 that continued to be used by Hilcorp as an estimate through the first quarter of 2019 and the addition in 2019 of well zone recompletes that bring on new zones of production and reserves.

	2019						2018
	Natural Gas		Natural Gas Liquids		Oil and Condensate		Natural Gas		Natural Gas Liquids		Oil and Condensate
Average sales price	$1.63		$16.00		$44.39		$2.04		$16.28		$37.59

	(Mcf	)	(Bbls	)	(Bbls	)	(Mcf	)	(Bbls	)	(Bbls	)

Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	620,642		44,485		2,505		647,878		44,992		643

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	309,914		19,567		1,157		395,629		21,015		399

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts, which was in the amount of $29,698 for the accounting month of September 2017 and was the only reconciliation payment made by Hilcorp during 2019. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the year ended December 31, 2019 may not be representative of Net Proceeds that will be received in future years.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon, N.A., as Trustee:

Opinion on the Financial Statements

        We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2019 and 2018, the related statements of distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2019, in conformity with the modified cash basis of accounting described in Note 2.

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
March 30, 2020

Item 8.    Financial Statements and Supplementary Data.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2019	2018
Royalty income	$1,808,378	$2,332,319
Interest income	29,415	22,951
General and administrative expenses	(202,747)	(217,138)

Distributable income	$1,635,046	$2,138,132

Distributable income per unit	$0.8774	$1.1473

(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2019	2018
ASSETS
Cash and short-term investments	$1,233,060	$1,604,884
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,890,724)	(40,744,388)

Total assets	$2,840,370	$3,358,530

LIABILITIES AND TRUST CORPUS
Distributions payable	$255,848	$566,518
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	2,584,522	2,792,012

Total liabilities and trust corpus	$2,840,370	$3,358,530

(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2019	2018
Trust corpus, beginning of year	$2,792,012	$3,097,932
Distributable income	1,635,046	2,138,132
Distributions to unitholders	(1,696,197)	(2,219,438)
Amortization of net overriding royalty interests	(146,339)	(224,614)

Trust corpus, end of year	$2,584,522	$2,792,012

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

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., its wholly owned subsidiary. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, which

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Trust Organization and Provisions (Continued)

are described below, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and since August 7, 2018, Riviera operated the Hugoton Royalty Properties. On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the "Purchase Agreement"), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP ("Scout"). Pursuant to the Purchase Agreement, Riviera divested all of its interest in its oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.

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

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts, which was in the amount of $29,698 for the accounting month of September 2017 and was the only reconciliation payment made by Hilcorp during 2019. Until all estimated historical

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Trust Organization and Provisions (Continued)

monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the year ended December 31, 2019 may not be representative of Net Proceeds that will be received in future years.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for years ended December 31, 2019 and 2018 were $871,096 and $1,165,797, respectively, which revenue accounted for approximately 49% and 50%, respectively, of the total Royalty income reported by the Trust during those periods.

        As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. Scout, BP, Red Willow and Hilcorp are each individually referred to herein as "Working Interest Owner" or collectively as the "Working Interest Owners."

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Scout, Hilcorp and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2019, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 4.00% annualized return from January 1, 2019 through July 31, 2019, a 3.75% annualized return from August 1, 2019 to September 18, 2019, a 3.50% annualized return from September 19, 2019 through October 30, 2019, a 3.25% annualized return from October 31, 2019 through December 31, 2019. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the year ended December 31, 2019, the Trustee's fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2018.

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

Note 5—Excess Production Costs

	As of December 31, 2019	As of December 31, 2018
San Juan Basin—Colorado Properties—Red Willow	$29,597	$2,957
San Juan Basin—New Mexico Properties—Hilcorp	5,321	4,948

Total	$34,918	$7,905

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

        For the year ended December 31, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2018 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (4) $812 due to a refund received from a vendor in September 2019 and (5) $843 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust.

        For the year ended December 31, 2019, the Trustee decreased the Contingent Reserve by (1) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (2) $38,364 for a cash refund of a duplicate payment from a vendor received in November 2018 and distributed to unitholders in February 2019, (3) $56,794 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2019 distribution to unitholders, (4) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (5) $812 due to a refund received from a vendor in September 2019 which refund was included in the distribution to unitholders in November 2019 and (6) $23,629 for a reimbursement not received from Scout but included in the December 2019 distribution to unitholders. The net effects of the foregoing adjustments for the year ended December 31, 2019 resulted in the balance of the Contingent Reserve being equal to $977,212 as of December 31, 2019.

        For the year ended December 31, 2018, the Trustee increased the Contingent Reserve by (1) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (2) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (3) $14,501 of general and administrative expense not reimbursed by Riviera in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018, (4) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018 and (5) $38,364 cash refund from a vendor received in November 2018.

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

January 2018 distribution to unitholders, (2) $70,460 of December 2017 expenses that were included in the distribution calculation for December 2017, but not paid by the Trust until January 2018, (3) $55,725 of Royalty income received from BP in March 2018 after the distribution to unitholders had been announced for the month of March 2018, which Royalty income was included in the April 2018 distribution to unitholders, (4) $3,627 of Royalty income received from BP in June 2018 after the distribution to unitholders had been announced for the month of June 2018, which Royalty income was included in the July 2018 distribution to unitholders, (5) $14,501 of general and administrative expense not reimbursed by Riviera in June 2018 but included in the June 2018 distribution to unitholders, which reimbursement was received in July 2018 and (6) $3,000 of general and administrative expense not reimbursed by Riviera in September 2018 but included in the September 2018 distribution to unitholders, which reimbursement was received in October 2018. The net effects of the foregoing adjustments for the year ended December 31, 2018 resulted in the balance of the Contingent Reserve being equal to $1,038,364 as of December 31, 2018.

        The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 are as follows:

	2019	2018
Distributable Income	$1,635,046	$2,138,132
Increase in the Contingent Reserve	(59,199)	(115,217)
Withdrawal from the Contingent Reserve	120,350	196,523

Distributable Income Available for Distribution	$1,696,197	$2,219,438

Distributable Income Available for Distribution per unit	$0.910	$1.191

Units outstanding	1,863,590	1,863,590

Note 7—Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2019 are based on the reserve report prepared by Miller and Lents, independent petroleum engineering consultants. Prior to Miller and Lents, the Trust used DeGolyer and MacNaughton as its independent pertroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust's Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust's Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust's Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

        In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2019 were based on the average price during the 12-month period,

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Supplemental Reserve Information (Unaudited) (Continued)

determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Supplemental Reserve Information (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)

	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2015	6,295	287,019	5,249,794

Revisions to previous estimates	(228)	(29,399)	(566,548)
Extensions, discoveries and other additions	—	—	—
Production	(829)	(24,750)	(599,447)

December 31, 2016	5,238	232,870	4,083,799

Revisions to previous estimates	3,713	161,831	3,214,039
Extensions, discoveries and other additions	—	—	—
Production	(774)	(34,692)	(987,502)

December 31, 2017	8,177	360,009	6,310,336

Revisions to previous estimates	2,219	103,606	1,834,431

Extensions, discoveries and other additions	—	—	—

Production	(399)	(30,568)	(852,872)

December 31, 2018	9,997	433,047	7,291,895

Revisions to previous estimates	3,358	(1,488)	1,826,202

Extensions, discoveries and other additions	—	—	—

Production	(2,355)	(51,559)	(1,412,097)

December 31, 2019	11,000	380,000	7,706,000

Proved Developed Reserves:
December 31, 2015	6,295	287,019	5,249,794

December 31, 2016	5,238	232,870	4,083,799

December 31, 2017	8,177	360,009	6,310,336

December 31, 2018	9,997	433,047	7,291,895

December 31, 2019	11,000	380,000	7,706,000

Proved Undeveloped Reserves:
December 31, 2014	—	—	—

December 31, 2015	—	—	—

December 31, 2016	—	—	—

December 31, 2017	—	—	—

December 31, 2018	—	—	—

•
The Hugoton Royalty represents 1%, 8% and 20% of the estimated proved natural gas liquids reserves and 1%, 9% and 21% of the estimated proved natural gas reserves as of December 31, 2019, 2018 and 2017, respectively.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Supplemental Reserve Information (Unaudited) (Continued)

•
The December 31, 2019, 2018, 2017, 2016 and 2015 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)

	As of December 31,
	2019	2018	2017
	(In thousands)
The Trust's proportionate share of future Gross Proceeds	$35,252	$41,480	$49,439
The Trust's proportionate share of future operating costs	(12,649)	(20,596)	(25,507)
Future capital costs	(1,214)	(1)	(1)

Future Royalty income	$21,389	$20,883	$23,931
Discount at 10% per annum	(10,896)	(10,243)	(10,585)

Standardized measure of future Royalty income from proved oil and gas reserves	$10,493	$10,640	$13,346

CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)

	As of December 31,
	2019	2018	2017
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$10,640	$13,346	$7,057

Revisions of previous estimates	(3,273)	757	549
Net changes in price and production costs	4,072	(2,209)	7,115
Royalty income	(1,808)	(2,332)	(3,029)
Accretion of discount	862	1,078	1,654

Net changes in standardized measure	$(147)	$(2,706)	$6,289

Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$10,493	$10,640	$13,346

•
The Hugoton Royalty represents approximately 3% and 21% of the standardized measure of future royalty income for 2019 and 2018, respectively.

•
Standardized measure at December 31, 2019 was calculated using natural gas prices of $2.68 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $2.35 per Mcf for San Juan Basin—New Mexico Royalty Properties and $1.52 per Mcf for the San Juan Basin-Colorado Royalty Properties, natural gas liquids prices of $12.71 per barrel ("Bbl") for Hugoton Royalty Properties and $13.10 per Bbl for the San Juan Basin Royalty Properties, and oil and condensate prices of $41.57 per Bbl for the San Juan Basin Royalty Properties.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Selected Quarterly Financial Data (Unaudited)

	Summarized Results for the Quarters Ended
	March 31	June 30	September 30	December 31
2019:
Royalty income	$726,869	$588,481	$203,160	$289,868
Distributable income	$687,295	$547,327	$168,176	$232,248
Distributable income per unit	$0.3688	$0.2937	$0.0902	$0.1247
2018:
Royalty income	$747,618	$530,259	$449,556	$604,886
Distributable income	$635,418	$484,006	$410,827	$607,881
Distributable income per unit	$0.3410	$0.2597	$0.2204	$0.3262

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control—Integrated Framework (2013)," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2019.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2019.

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

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust's financial statements for the years ended December 31, 2019 and 2018, as well as fees billed for other services rendered by KPMG LLP.

	2019	2018
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	90,000	86,000
All other fees	—	—

Total fees	$615,000	$611,000

(1)
Audit fees consist of fees for the audit of the Trust's financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2019 and 2018. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust's tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2019 and 2018. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated.

  (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)(3)    Exhibits

Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
4(f)	Description of Trust Units
23	Consent of Miller and Lents, Ltd.
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Summary Reserve Report from Miller and Lents

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

March 30, 2020

        The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.