Form 10-Q
period 2020-03-31
MESA ROYALTY TRUST/TX
filed 2020-05-15
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2020
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

         As of May 15, 2020—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, plans and objectives for future operations, oil and natural gas prices, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Royalty income	$378,284	$726,869
Interest income	4,328	7,972
General and administrative expense	(17,639)	(47,546)

Distributable income	$364,973	$687,295

Distributable income per unit	$0.1958	$0.3688

Units outstanding	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and short-term investments	$1,342,183	$1,233,060
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,923,111)	(40,890,724)

Total assets	$2,917,106	$2,840,370

LIABILITIES AND TRUST CORPUS
Distributions payable	$467,813	$255,848
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,449,293	2,584,522

Total liabilities and trust corpus	$2,917,106	$2,840,370

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$2,584,522	$2,792,012
Distributable income	364,973	687,295
Distributions to unitholders	(467,813)	(669,300)
Amortization of net overriding royalty interest	(32,389)	(52,073)

Trust corpus, end of period	$2,449,293	$2,757,934

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

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court-approved plans of reorganization involving Old Linn, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and starting on August 7, 2018, Riviera operated the Hugoton Royalty Properties. On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the "Purchase Agreement"), by and among Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP ("Scout"). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month, which totaled $29,698. For the three months ended March 31, 2020, Hilcorp reconciled three additional historical amounts for the accounting months of October through December 2017, in which the Trust received additional payments of $10,578 for these months. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended March 31, 2020 may not be representative of Net Proceeds that will be received in future quarters.

        Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin—New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust's future Net Proceeds over a period of time as adjustments are made by Hilcorp after considering actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work currently being conducted by Hilcorp and is therefore uncertain. The Trust will undertake a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and intends to engage third party consultants when appropriate to assist in the Trust's review.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended March 31, 2020 and 2019 were $175,986 and $291,449, respectively, which revenue accounted for approximately 47% and 40%, respectively, of the total Royalty income reported by the Trust during those periods.

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

        The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" under Part I, Item 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2020, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through March 31, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2020, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2019.

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

        The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 and are available upon request from the Trustee.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2019. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

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

        In addition, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a substantial tax and spending package intended to provide certain relief as a result of the COVID-19 pandemic. The Trustee is currently evaluating the impact to the Trust of the provisions of the CARES Act.

        Each unitholder should consult its own tax advisor with respect to its particular circumstances.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

	As of March 31, 2020	As of December 31, 2019
San Juan Basin—Colorado Properties—Red Willow	$26,627	$29,597
San Juan Basin—New Mexico Properties—Hilcorp	7,472	5,321

Total	$34,099	$34,918

        Excess production costs result when costs, charges, and expenses attributable to a Royalty Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.

Note 6—Distributable Income Per Unit

        The Trust's Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee's control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus ("COVID-19") pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries and Russia over production cuts. Although the above factors have primarily negatively affected oil prices to date, the Trust cannot guarantee that the above factors will not negatively impact natural gas commodity prices. The recent spread of the COVID-19 pandemic, and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn could have an adverse effect on Trust distributions.

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

        For the three months ended March 31, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders. For the three months ended March 31, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

the Trust and (2) $147,893 Royalty income for February and March 2020 included in the March distribution to unitholders but not received from Scout until April 2020.

        As of March 31, 2020, the value of the Contingent Reserve was $874,370, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended March 31,
	2020	2019
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$364,973	$687,295
Increase in the Contingent Reserve	(45,897)	(56,793)
Withdrawal from the Contingent Reserve	148,737	38,798

Distributable income Available for Distribution	$467,813	$669,300

Distributable income Available for Distribution per unit	$0.2510	$0.3591

Units outstanding	1,863,590	1,863,590

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the financial condition and results of operations of Mesa Royalty Trust (the "Trust") should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2019.

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

        On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the "Purchase Agreement"), by and among Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP ("Scout"). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.

        Pursuant to past conveyances, Scout, Hilcorp, BP and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, BP and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the currents co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, plans and objectives for future operations, oil and natural gas prices, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty, and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES

(Unaudited)

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Conveyance.

        The Trust's Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee's control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus ("COVID-19") pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries and Russia over production cuts. Although the above factors have primarily negatively affected oil prices to date, the Trust cannot guarantee that the above factors will not negatively impact natural gas commodity prices. The recent spread of the COVID-19 pandemic, and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn could have an adverse effect on Trust distributions.

        The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

	Three Months Ended March 31,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross Proceeds(1)(5)	$511,750	$210,593	$24,365	$1,018,168	$267,490	$6,030
Less the Trust's proportionate share of:
Capital costs recovered	(17,323)	(8,121)	(1,757)	(1,263)	(531)	(23)
Operating costs	(216,741)	(108,544)	(15,119)	(415,501)	(142,586)	(2,257)

Net proceeds(2)	$277,686	$93,928	$7,489	$601,404	$124,373	$3,750

Royalty income(2)	$275,585	$95,210	$7,489	$598,850	$124,270	$3,750

Average sales price	$1.62	$18.45	$44.19	$2.35	$18.81	$37.58

Average production costs(3)	$1.37	$22.60	$99.59	$1.63	$21.66	$22.86

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	170,566	5,162	169	255,226	6,606	100

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

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $7,472 and $4,741 as of March 31, 2020 and 2019, respectively, were related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $2,151 and $0, respectively for the three months ended March 31, 2020, and 2019. The Trust recovered prior period excess production costs of $0 and $207, respectively related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended March 31, 2020 and 2019.

San Juan Basin—Colorado Properties.    Excess production costs in the amount of $26,627 and $507 as of March 31, 2020 and March 31, 2019, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $0 for the three months ended March 31, 2020 and 2019, respectively. The Trust recovered prior period excess production costs of $2,970 and $2,450, respectively related to the San Juan Basin—Colorado Properties operated by Red Willow during each of the quarters ended March 31, 2020 and 2019.

Hugoton Royalty Properties.    There were no excess production costs related to the Hugoton Royalty Properties for the quarters ended March 31, 2020 and 2019, respectively.

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

(5)
Following Hilcorp's acquisition of Conoco, Inc.'s ("ConocoPhillips") and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period,

  Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month, which totaled $29,698. For the three months ended March 31, 2020, Hilcorp reconciled three additional historical amounts for the accounting months of October through December 2017, in which the Trust received additional payments of $10,578 for these months.

  Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the quarter ended March 31, 2020 may not be representative of Net Proceeds that will be received in future quarters.

  Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin—New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust's future Net Proceeds over a period of time as adjustments are made by Hilcorp after considering actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work currently being conducted by Hilcorp and is therefore uncertain. The Trust will undertake a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and intends to engage third party consultants when appropriate to assist in the Trust's review.

  Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended March 31, 2020 and 2019 were $175,986 and $291,449, respectively, which revenue accounted for approximately 47% and 40%, respectively, of the total Royalty income realized by the Trust. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended March 31, 2020 may not be representative of Net Proceeds that will be received in future quarters.

Three Months Ended March 31, 2020 and 2019

Financial Review

	Three Months Ended March 31,
	2020	2019
Royalty income	$378,284	$726,869
Interest income	4,328	7,972
General and administrative expense	(17,639)	(47,546)

Distributable income	$364,973	$687,295

Distributable income per unit	$0.1958	$0.3688

Units outstanding	1,863,590	1,863,590

        Royalty and Interest Income.    The Trust's Royalty income was $378,284 for the quarter ended March 31, 2020, a decrease of approximately 48% as compared to $726,869 for the quarter ended March 31, 2019. The decrease was primarily a result of reporting only January 2020 Royalty income from Scout because February and March 2020 Royalty income from Scout was not received by the Trust until April 2020. If Royalty income from Scout for February and March 2020 had been received by the Trust in the quarter ended March 31, 2020, the Trust's Royalty income for the quarter would have been $526,177, a decrease of approximately 28% as compared to $726,869 for the quarter ended March 31,2019. This decrease was primarily a result of lower natural gas prices, decreased net production of natural gas and higher capital costs, offset in part by higher oil condensate prices and an increase in net production of oil and condensate in the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019.

        The Trust's Interest income for the quarters ended March 31, 2020 and 2019 was $4,328 and $7,972, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020, and a 1.75% annualized return from March 15, 2020 to March 31, 2020.

        General and Administrative Expense.    General and administrative expense was $17,639 and $47,546 for the three months ended March 31, 2020 and 2019, respectively. The Trustee's fees are included in general and administrative expense. The decrease for the three months ended March 31, 2020 as compared to March 31, 2019 was primarily a result of expenses to be reimbursed by Scout in December 2019 in the amount of $23,629 not actually received from Scout until January 2020. If the Trust had received such reimbursement in December 2019, general and administrative expenses for the three months ended March 31, 2020 would have been $41,268.

        For the quarter ended March 31, 2020, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through March 31, 2020.

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

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended March 31, 2020, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2019. As of each of the quarters ended March 31, 2020 and 2019, there were $0 of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended March 31, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders. For the three months ended March 31, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust and (2) $147,893 Royalty Income for February and March 2020 included in the March distribution but not received from Scout until April 2020.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2020 was $467,813, representing $0.2510 per unit, compared to $669,300, representing $0.3591 per unit, for the quarter ended March 31, 2019. Based on 1,863,590 units outstanding for the quarters ended March 31, 2020 and 2019, respectively, the per unit distributions for each month in such periods were as follows:

	2020	2019
January	$0.0782	$0.0693
February	0.0507	0.1023
March	0.1221	0.1875

	$0.2510	$0.3591

Operational Review

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The oil and gas industry is experiencing a sharp and rapid decline in the demand for crude oil and natural gas worldwide. The global economy and commodity prices are being severely negatively impacted, as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including "shelter in place" and "stay at home" orders, have been introduced throughout the U.S. and the world, and in some places are being extended into the summer of 2020, which may impact the Working Interest Owners' production activities. The length of time that such measures are in place is likely to further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are traveling to work, which has greatly reduced the demand for oil and natural gas worldwide. Additionally, the Working Interest Owners' reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which the COVID-19 pandemic will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events could have a material adverse effect on the Working Interest Owners' business and financial condition, which could have an adverse effect on Trust distributions.

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 27% of the Royalty income of the Trust during the first quarter of 2020.

	Three Months Ended March 31,
	2020	2019
Royalty income attributable to Hugoton Royalty Properties	$100,552	$183,926
Operating costs attributable to Hugoton Royalty Properties	$13,726	$345,590
Capital expenditures attributable to Hugoton Royalty Properties	$—	$—

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $100,552 in the first quarter of 2020 from $183,926 in the first quarter of 2019. The decrease was primarily a result of reporting only January 2020 Royalty income from Scout because February and March 2020 Royalty income from Scout was not received by the Trust until April 2020. If Royalty income from Scout for February and March 2020 had been received by the Trust in the quarter ended March 31, 2020, the Trust's Royalty income for the quarter would have been $248,445, an increase of approximately 35% as compared to $183,926 for the quarter ended March 31, 2019. This increase was primarily a result of increased net production of natural gas and natural gas liquids volumes and lower operating costs, offset in part by lower natural gas and natural gas liquids prices from the Hugoton Royalty Properties in the first quarter of 2020 compared to the first quarter of 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $13,726 in the first quarter of 2020, as compared to $345,590 in the first quarter of 2019. The decrease was primarily a result of reporting only January 2020 operating costs from Scout because February and March operating costs are not recognized until the receipt of Royalty income which income for February and March was not received by the Trust until April 2020. If operating costs were reported for all three months in the quarter ended March 31, 2020, the operating costs would have been $235,749 in the first quarter of 2020, a decrease of 32% as compared to $345,590 in the first quarter of 2019. However, because final settlement of the acquisition by Scout from the prior Working Interest Owner, Riviera, has not occurred as of March 31, 2020, Scout has informed the Trustee that the variance is due to outstanding expenses not yet settled with Riviera and expenses from vendors not yet received as a result of transition of operations to Scout. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the first quarter of both 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.78	$18.09	$—	$4.30	$28.65	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	30,816	1,555	—	93,545	4,465	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	27,325	1,366	—	33,792	1,353	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

San Juan Basin Royalty Properties

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin—New Mexico Properties.

  San Juan Basin—Colorado Properties

	Three Months Ended March 31,
	2020	2019
Royalty income attributable to San Juan Basin—Colorado Properties	$101,746	$251,494
Operating costs attributable to San Juan Basin—Colorado Properties	$29,509	$31,573

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $101,746 during the first quarter of 2020, compared to $251,494 during the first quarter of 2019. This decrease in Royalty income was due primarily to lower market prices and decreased net production volumes for natural gas in the first quarter of 2020 compared to the first quarter of 2019.

        Operating Costs.    Operating costs on these properties were $29,509 in the first quarter of 2020, as compared to $31,573 in the first quarter of 2019.

	Three Months Ended March 31,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.03	$—	$—	$2.05	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	129,620	—	—	139,517	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	98,625	—	—	122,527	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended March 31,
	2020	2019
Royalty income attributable to San Juan Basin—New Mexico Properties	$175,986	$291,449
Operating costs attributable to San Juan Basin—New Mexico Properties	$297,169	$183,181
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$27,201	$1,817

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $175,986 during the first quarter of 2020, compared to $291,449 during the first quarter of 2019. This decrease in Royalty income was due primarily to decreased net production volumes for natural gas and natural gas liquids and increased operating and capital expenditures, offset in part by higher prices for natural gas, natural gas liquids and oil and condensate and increased net production volumes for oil and condensate in the first quarter of 2020 compared to the first quarter of 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $297,169 in the first quarter of 2020, an increase of approximately 62% as compared to $183,181 in the first quarter of 2019 due primarily to maintenance expense reductions in the third quarter of 2017 that continued to be used by Hilcorp as estimates through the first quarter of 2019. Capital expenditures on these properties were $27,201 in the first quarter of 2020, an increase of approximately $25,384 as compared to $1,817 in the first quarter of 2019 due primarily to very low capital investment in the third quarter of 2017 that continued to be used by Hilcorp as an estimate through the first quarter of 2019.

	Three Months Ended March 31,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.20	$18.57	$44.19	$2.04	$16.28	$37.58

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	132,837	9,809	551	161,956	11,249	160

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	44,616	3,796	169	98,907	5,254	100

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month, which totaled $29,698. For the three months ended March 31, 2020, Hilcorp reconciled three additional historical amounts for the accounting months of October through December 2017, in which the Trust received additional payments of $10,578 for these months. Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the quarter ended March 31, 2020 may not be representative of Net Proceeds that will be received in future quarters.

        Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin—New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust's future

Net Proceeds over a period of time as adjustments are made by Hilcorp after considering actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work currently being conducted by Hilcorp and is therefore uncertain. The Trust will undertake a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and intends to engage third party consultants when appropriate to assist in the Trust's review.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended March 31, 2020 and 2019 were $175,986 and $291,449, respectively, which revenue accounted for approximately 47% and 40%, respectively, of the total Royalty income realized by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended March 31, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

        Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. "Other Information—Risk Factors—Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.

        The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Part II, Item 7 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning controls and procedures with respect to the Royalty.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, during the quarter ended March 31, 2020, there was no material change in such risk factors.

The recent spread of the novel coronavirus (the "COVID-19 pandemic"), and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn could have an adverse effect on Trust distributions.

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry is experiencing a sharp and rapid decline in the demand for crude oil and natural gas worldwide, which has resulted in steep declines in pricing. The global economy and commodity prices are being severely negatively impacted, as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including "shelter in place" and "stay at home" orders, have been introduced throughout the U.S. and the world, and in some places are being extended into the summer of 2020, which may impact the Working Interest Owners' production activities. The length of time that such measures are in place is likely to further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are traveling to work, which has greatly reduced the demand for oil and natural gas worldwide. Additionally, the Working Interest Owners' reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which the COVID-19 pandemic will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events could have a material adverse effect on the Working Interest Owners' business and financial condition, which could have an adverse effect on Trust distributions.

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

Date: May 15, 2020

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