Form 10-Q
period 2020-06-30
MESA ROYALTY TRUST/TX
filed 2020-08-14
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2020
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

         As of August 14, 2020—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the risk factors discussed herein, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalty income	$275,119	$588,481	$653,403	$1,315,350
Interest income	1,314	9,012	5,642	16,983
General and administrative expense	(75,656)	(50,166)	(93,295)	(97,712)

Distributable income	$200,777	$547,327	$565,750	$1,234,621

Distributable income per unit	$0.1077	$0.2937	$0.3036	$0.6625

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and short-term investments	$1,075,149	$1,233,060
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,949,166)	(40,890,724)

Total assets	$2,624,017	$2,840,370

LIABILITIES AND TRUST CORPUS
Distributions payable	$76,872	$255,848
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,547,145	2,584,522

Total liabilities and trust corpus	$2,624,017	$2,840,370

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$2,449,293	$2,757,934	$2,584,522	$2,792,012
Distributable income	200,777	547,327	565,750	1,234,621
Distributions to unitholders	(76,872)	(604,003)	(544,685)	(1,273,303)
Amortization of net overriding royalty interest	(26,053)	(38,753)	(58,442)	(90,825)

Trust corpus, end of period	$2,547,145	$2,662,505	$2,547,145	$2,662,505

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

        Trust Corpus Conveyance History.    On November 1, 1979, Mesa Petroleum Co., predecessor to Mesa Limited Partnership ("MLP"), which was the predecessor to MESA Inc., conveyed to the Trust the Royalty equal to 90% of the Net Proceeds attributable to the specified interests in properties conveyed by the assignor on that date (the "Subject Interests"). The Subject Interests consisted of interests in the Royalty Properties described above. The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance, dated as of November 1, 1979 (the "Conveyance"). In 1985, the Trust Indenture was amended, and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalty (such transfer, the "1985 Assignment"). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust. As a result, the Trust is now entitled to receive 11.44% of 90% of the Net Proceeds attributable to the Royalty Properties each month.

        Hugoton Royalty Properties.    Until August 7, 1997, MESA Inc. operated the Hugoton Royalty Properties through Mesa Operating Co., a wholly owned subsidiary of MESA Inc. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, the Hugoton Royalty Properties were operated by PNR until December 31, 2014, at which point Linn Energy Holdings, LLC, a subsidiary of Linn Energy, LLC ("Old Linn") took over as operator. Pursuant to the bankruptcy proceedings and court approved plans of reorganization involving Old Linn, Linn Energy, Inc. (together with its subsidiaries, "Linn") became the operator of the Hugoton Royalty Properties on February 28, 2017. On April 18, 2018, Linn announced its Board of Directors' decision to separate Linn into two stand-alone public companies. On August 7, 2018 Linn completed the spin-off of Riviera Resources, Inc. ("Riviera") through the pro rata distribution of all of the shares of Riviera's outstanding common stock to Linn's stockholders. In connection with such distribution, Linn ceased to be the operator of the Hugoton Royalty Properties, and starting on August 7, 2018, Riviera operated the Hugoton Royalty Properties. On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the "Purchase Agreement"), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP ("Scout"). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the three months ended March 31, 2020, Hilcorp reconciled three additional historical amounts for the accounting months of October through December 2017, in which the Trust received additional payments of $10,578 for these months. For the three months ended June 30, 2020, Hilcorp reconciled one additional historical amount for the accounting month of January 2018, which resulted in a charge to the Trust of $3,699.

        Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2020 and 2019 were $115,394 and $312,106, respectively, which revenue accounted for approximately 42% and 53%, respectively, of the total Royalty income reported by the Trust during those periods.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

        (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

        (f)    Scout, Hilcorp, and BP will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, of general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2020, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2020. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through June 30, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2020, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2019. For the six months ended June 30, 2020, the Trustee's fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2019.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

	As of June 30, 2020	As of December 31, 2019
Hugoton Properties	$156,135	$—
San Juan Basin—Colorado Properties—BP	2,357	—
San Juan Basin—Colorado Properties—Red Willow	32,890	29,597
San Juan Basin—New Mexico Properties—Hilcorp	11,903	5,321

Total	$203,285	$34,918

        Excess production costs result when costs, charges, and expenses attributable to a working interest property and reported by a Working Interest Owner exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs may be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. Excess production costs may continue to increase, particularly during a low oil and natural gas price environment, which could have the effect of reducing or eliminating future distributions to unitholders.

Note 6—Distributable Income Per Unit

        The Trust's Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee's control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus ("COVID-19") pandemic and an oversupply of crude oil. Both factors put substantial downward pressure on the price of oil and natural gas in the second quarter of 2020, and the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices. The recent spread of the COVID-19 pandemic, and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn are having an adverse effect on Trust distributions.

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

        For the three months ended June 30, 2020, the Trustee increased the Contingent Reserve by (1) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020 and (2) $583 for interest earned on the

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

Contingent Reserve in the second quarter of 2020. For the three months ended June 30, 2020, the Trustee decreased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (2) $2,303 which is the difference between the amount due to be paid to unitholders in July 2020 and the amount currently in the Operating account.

        For the six months ended June 30, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020 and (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020.

        For the six months ended June 30, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (4) $2,303 which is the difference between the amount due to be paid to unitholders in July 2020 and the amount currently in the Operating account.

        As of June 30, 2020, the value of the Contingent Reserve was $998,277, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributable income before reserve for contingent liabilities and expenses	$200,777	$547,327	$565,750	$1,234,621
Increase in Contingent Reserve	(148,476)	(434)	(194,373)	(57,227)
Withdrawal from Contingent Reserve	24,571	57,110	173,308	95,909

Distributable income available for distribution	$76,872	$604,003	$544,685	$1,273,303

Distributable income available for distribution per unit	$0.0412	$0.3241	$0.2922	$0.06833

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of Mesa Royalty Trust's (the "Trust") financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of "actual" production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest and reported by the Working Interest Owners. See Note 7 to the financial statements in the Trust's Annual Report on Form 10-K for the year ended December 31, 2019.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in "Note 1—Trust Organization and Provisions"), the Royalty, and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the risk factors discussed herein, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Conveyance.

        The Trust's Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee's control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus ("COVID-19") pandemic and an oversupply of crude oil. Both factors put substantial downward pressure on the price of oil and natural gas in the second quarter of 2020, and the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices. The recent spread of the COVID-19 pandemic, and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn are having an adverse effect on Trust distributions.

        The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

	Three Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross proceeds(1)(5)	$734,577	$228,173	$11,997	$804,218	$323,342	$25,015
Less the Trust's proportionate share of:
Capital costs recovered	(2,533)	(2,047)	(35)	(8,262)	(5,691)	(640)
Operating costs	(713,713)	(140,907)	(9,579)	(383,953)	(159,446)	(10,380)

Net proceeds(2)	$18,331	$85,219	$2,383	$412,003	$158,205	$13,995

Royalty income(2)	$187,504	$85,182	$2,433	$417,801	$156,686	$13,995

Average sales price	$1.62	$10.96	$37.60	$2.47	$19.20	$42.61

Average production costs(3)	$6.18	$18.39	$148.60	$2.32	$20.23	$33.56

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	115,904	7,774	65	168,934	8,162	328

	Six Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross proceeds(1)(5)	$1,246,327	$438,765	$36,362	$1,822,387	$590,832	$31,044
Less the Trust's proportionate share of:
Capital costs recovered	(19,856)	(10,168)	(1,792)	(9,525)	(6,223)	(663)
Operating costs	(930,454)	(249,451)	(24,699)	(799,454)	(302,032)	(12,638)

Net proceeds(2)	$296,018	$179,147	$9,872	$1,013,408	$282,577	$17,743

Royalty income(2)	$463,089	$180,392	$9,922	$1,016,652	$280,955	$17,743

Average sales price	$1.52	$13.34	$41.79	$2.40	$19.13	$41.53

Average production costs(3)	$3.12	$19.20	$111.59	$1.91	$20.99	$31.14

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	304,230	13,520	237	423,809	14,685	427

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are reported by the Working Interest Owner net of a volumetric in-kind processing fee retained by Scout and Hilcorp, respectively.

(2)
Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of Gross Proceeds. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not match the Trust's royalty interest in the Net Proceeds (as defined in the Conveyance). The excess production costs may be recovered by the Working Interest Owners before any distribution of Royalty income will be made to the Trust.

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $11,903 and $1,709 as of June 30, 2020 and June 30, 2019, respectively, were related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $4,431 and $0, respectively, for the three months ended June 30, 2020, and 2019. The Trust recovered prior period excess production costs of $3,032 related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during the quarter ended June 30, 2019.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $6,582 and $0, respectively, for the six months ended June 30, 2020 and 2019. The Trust recovered prior period excess production costs of $3,239 related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during the six months ended June 30, 2019.

  San Juan Basin—Colorado Properties.    Excess production costs in the amount of $32,890 and $7,819 as of June 30, 2020 and June 30, 2019, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $6,263 and $7,312, respectively, for the three months ended June 30, 2020 and 2019. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $3,293 and $4,862, respectively, for the six months June 30, 2020 and 2019.

  Excess production costs in the amount of $2,357 and $0 as of June 30, 2020 and June 30, 2019, respectively, and for the three and six months ended June 30, 2020 and 2019, respectively, were related to the San Juan Basin—Colorado Properties operated by BP.

  Hugoton Royalty Properties.    Excess production costs in the amount of $156,135 and $0 as of June 30, 2020 and June 30, 2019, respectively, and for the three and six months ended June 30, 2020 and 2019, respectively, were related to the Hugoton Properties operated by Scout Energy.

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

(5)
Following Hilcorp's acquisition of Conoco, Inc.'s ("ConocoPhillips") and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the three months ended March 31, 2020, Hilcorp reconciled three additional historical amounts for the accounting months of October through December 2017, in which the Trust received additional payments of $10,578 for these months. For the three months ended June 30, 2020, Hilcorp reconciled one additional historical amount for the accounting month of January 2018, which resulted in a charge to the Trust of $3,699.

  Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the quarter ended June 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

  Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2020 and 2019 were $115,394 and $312,106, respectively, which revenue accounted for approximately 42% and 53%, respectively, of the total Royalty income reported by the Trust. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

Three Months Ended June 30, 2020 and 2019

Financial Review

	Three Months Ended June 30,
	2020	2019
Royalty income	$275,119	$588,481
Interest income	1,314	9,012
General and administrative expense	(75,656)	(50,166)

Distributable income	$200,777	$547,327

Distributable income per unit	$0.1077	$0.2937

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $275,119 for the quarter ended June 30, 2020, a decrease of approximately 53% as compared to $588,481 for the quarter ended June 30, 2019. The decrease was primarily a result of lower natural gas, natural gas liquids and oil and condensate prices, decreased net production of natural gas, natural gas liquids and oil and condensate, and an increase in operating expenses for natural gas, offset in part by lower capital expenditures in the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019. Royalty income for the quarter ended June 30, 2020 included Royalty income from Hugoton (Scout Energy) for February and March 2020 as this Royalty income was not received by the Trust until April 2020. If Royalty income from Hugoton for February and March 2020 had been received by the Trust in the quarter ended March 31, 2020, the Trust's Royalty income for the quarter ended June 30, 2020 would have been $127,226, a decrease of approximately 78% as compared to $588,481 for the quarter ended June 30, 2019. This decrease was primarily a result of zero Royalty income received from Hugoton related to the quarter ended June 30,2020 as Scout's expenses exceeded the proceeds for the quarter.

        The Trust's interest income for the quarters ended June 30, 2020 and 2019 was $1,314 and $9,012, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through June 30, 2020.

        General and Administrative Expense.    General and administrative expense was $75,656 and $50,166 for the three months ended June 30, 2020 and 2019, respectively. The Trustee's fees are included in general and administrative expense. The increase for the three months ended June 30, 2020 as compared to June 30, 2019 was primarily a result of the timing of expenses received and paid by the Trust.

        For the quarter ended June 30, 2020, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through June 30, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the quarter ended June 30, 2020, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2019. As of each of the quarters ended June 30, 2020 and 2019, there were $0 and $0, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended June 30, 2020, the Trustee increased the Contingent Reserve by (1) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020 and (2) $583 for interest earned on the Contingent Reserve in the second quarter of 2020. For the three months ended June 30, 2020, the Trustee decreased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (2) $2,303 which is the difference between the amount due to be paid to unitholders in July 2020 and the amount currently in the Operating account.

        For the six months ended June 30, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020 and (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020.

        For the six months ended June 30, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (4) $2,303 which is the difference between the amount due to be paid to unitholders in July 2020 and the amount currently in the Operating account.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2020 was $76,872, representing $0.0412 per unit, compared to $604,003, representing $0.3241 per unit, for the quarter ended June 30, 2019. Based on 1,863,590 units outstanding for the quarters ended June 30, 2020 and 2019, respectively, the per unit distributions for each month in such periods were as follows:

	2020	2019
April	$0.0176	$0.1254
May	0.0236	0.1044
June	—	0.0943

	$0.0412	$0.3241

Operational Review

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The oil and gas industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas worldwide. The global economy and commodity prices are being severely negatively impacted, as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including "shelter in place" and "stay at home" orders, have been introduced throughout the U.S. and the world, and in many places have been extended into the summer of 2020 and beyond, which may impact the Working Interest Owners' production activities. The length of time that such measures are in place is likely to further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are traveling to work, which has greatly reduced the demand for oil and natural gas worldwide. Additionally, the Working Interest Owners' reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which the COVID-19 pandemic will negatively impact the global economy and the oil and gas industry is uncertain, but the pandemic is having a material adverse effect on the Working Interest Owners' business and financial condition, which is having an adverse effect on Trust distributions.

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 54% of the Royalty income of the Trust during the second quarter of 2020.

	Three Months Ended June 30,
	2020	2019
Royalty income attributable to Hugoton Royalty Properties	$147,893	$162,600
Operating costs attributable to Hugoton Royalty Properties	$584,064	$273,286
Capital expenditures attributable to Hugoton Royalty Properties	$—	$1

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $147,893 in the second quarter of 2020 from $162,600 in the second quarter of 2019 primarily due to decreases in natural gas and natural gas liquids prices and higher operating costs, offset in part by increased net natural gas and natural gas liquids production volumes, from the Hugoton Royalty Properties in the second quarter of 2020 compared to the second quarter of 2019. Hugoton Royalty income for the quarter ended June 30, 2020 included Royalty income for February and March 2020 as this Royalty income was not received by the Trust until April 2020. If Royalty income from Hugoton for February and March 2020 had been received by the Trust in the quarter ended March 31, 2020, Hugoton's Royalty income for the quarter ended June 30, 2020 would have been $0 as Hugoton's expenses exceeded the proceeds for the quarter.

        Operating Costs and Capital Expenditures.    Operating costs were $584,064 in the second quarter of 2020 as compared to $273,286 in the second quarter of 2019. The increase was primarily a result of reporting operating costs from Hugoton for February and March 2020 in April 2020 as the associated Royalty income was not received by the Trust until April 2020. If operating costs were reported for February and March in the quarter ended March 31, 2020, the operating costs would have been $362,041 in the second quarter of 2020, an increase of 32% as compared to $273,286 in the second quarter of 2019. This increase was primarily due to a current correction to billing for expenses miscoded in prior months. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the second quarter of 2020, as compared to $1 in the second quarter of 2019.

	Three Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.83	$9.39	$—	$3.96	$22.73	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	173,732	8,948	—	86,493	4,115	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	39,720	3,775	—	32,300	1,525	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

San Juan Basin Royalty Properties

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin—New Mexico Properties.

  San Juan Basin—Colorado Properties

	Three Months Ended June 30,
	2020	2019
Royalty income attributable to San Juan Basin—Colorado Properties	$11,832	$113,775
Operating costs attributable to San Juan Basin—Colorado Properties	$34,376	$25,093

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $11,832 during the second quarter of 2020, compared to $113,775 during the second quarter of 2019. This decrease in Royalty income was due primarily to lower market prices for natural gas, decreased net natural gas production volumes and an increase in operating costs in the second quarter of 2020 compared to the second quarter of 2019.

        Operating Costs.    Operating costs on these properties were $34,376 in the second quarter of 2020, an increase of approximately 37% as compared to $25,093 in the second quarter of 2019.

	Three Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.42	$—	$—	$1.92	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	86,529	—	—	65,583	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	27,914	—	—	55,429	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended June 30,
	2020	2019
Royalty income attributable to San Juan Basin—New Mexico Properties	$115,394	$312,106
Operating costs attributable to San Juan Basin—New Mexico Properties	$245,759	$255,401
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$4,615	$14,593

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $115,394 during the second quarter of 2020 as compared with Royalty income of $312,106 during the second quarter of 2019. This decrease in Royalty income was due primarily to a decrease in natural gas, natural gas liquids and oil and condensate prices and decreased net production volumes for natural gas, natural gas liquids and oil and condensate, offset in part by a decrease in operating costs and capital expenditures for the second quarter of 2020 compared to the second quarter of 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $245,759 in the second quarter of 2020, a decrease of approximately 4% as compared to $255,401 in the second quarter of 2019. Capital expenditures on these properties were $4,615 in the second quarter of 2020, a decrease of approximately 68% as compared to $14,593 in the second quarter of 2019.

	Three Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.31	$12.43	$37.60	$2.19	$18.61	$42.61

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	155,724	11,528	319	151,687	12,537	587

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	48,271	3,999	65	81,205	6,637	328

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month, which totaled $29,698. For the three months ended March 31, 2020, Hilcorp reconciled three additional historical amounts for the accounting months of October through December 2017, in which the Trust received additional payments of $10,578 for these months. For the three months ended June 30, 2020, Hilcorp reconciled one additional historical amount for the accounting month of January 2018, which resulted in a charge to the Trust of $3,699.

        Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended June 30, 2020 and 2019 were $115,394 and $312,106, respectively, which revenue accounted for approximately 42% and 53%, respectively, of the total Royalty income reported by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended June 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

Six Months Ended June 30, 2020 and 2019

Financial Review

	Six Months Ended June 30,
	2020	2019
Royalty income	$653,403	$1,315,350
Interest income	5,642	16,983
General and administrative expense	(93,295)	(97,712)

Distributable income	$565,750	$1,234,621

Distributable income per unit	$0.3036	$0.6625

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $653,403 for the six months ended June 30, 2020, a decrease of approximately 50% as compared to $1,315,350 for the six months ended June 30, 2019 primarily as a result of decreased natural gas and natural gas liquids prices, decreased net production of natural gas, natural gas liquids and oil and condensate, an increase in operating expenses for natural gas and oil and condensate and an increase in capital expenditures, offset in part by increased oil and condensate prices and a decrease in operating expenses for natural gas liquids in the first six months of 2020 as compared to the first six months of 2019. The Trust's interest income for the six months ended June 30, 2020 and 2019 was $5,642 and $16,983, respectively.

        General and Administrative Expense.    General and administrative expense was $93,295 and $97,712 for the six months ended June 30, 2020 and 2019, respectively. The Trustee's fees are included in general and administrative expense.

        For the six months ended June 30, 2020, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through June 30, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the six months ended June 30, 2020, the Trustee's fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2019. As of each of the six-month periods ended June 30, 2020 and 2019, there were $0 and $0, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses.

        For the six months ended June 30, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020 and (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020.

        For the six months ended June 30, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders and (4) $2,303 which is the difference between the amount due to be paid to unitholders in July 2020 and the amount currently in the Operating account.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2020 was $544,685, representing $0.2922 per unit, compared to $1,273,303, representing $0.6833 per unit, for the six months ended June 30, 2019.

Operational Review

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The oil and gas industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas worldwide. The global economy and commodity prices are being severely negatively impacted, as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including "shelter in place" and "stay at home" orders, have been introduced throughout the U.S. and the world, and in many places have been extended into the summer of 2020 and beyond, which may impact the Working Interest Owners' production activities. The length of time that such measures are in place is likely to further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are traveling to work, which has greatly reduced the demand for oil and natural gas worldwide. Additionally, the Working Interest Owners' reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which the COVID-19 pandemic will negatively impact the global economy and the oil and gas industry is uncertain, but the pandemic is having a material adverse effect on the Working Interest Owners' business and financial condition, which is having an adverse effect on Trust distributions.

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 38% of the Royalty income of the Trust during the six months ended June 30, 2020.

	Six Months Ended June 30,
	2020	2019
Royalty income attributable to Hugoton Royalty Properties	$248,445	$346,527
Operating costs attributable to Hugoton Royalty Properties	$597,790	$618,876
Capital expenditures attributable to Hugoton Royalty Properties	$—	$1

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $248,445 for the six months ended June 30, 2020 from $346,527 for the same period in 2019 primarily due to decreased natural gas and natural gas liquids prices, offset in part by increased net natural gas and natural gas liquids production volumes and lower operating costs from the Hugoton Royalty Properties in the first six months of 2020 compared to the first six months of 2019.

        Operating Costs and Capital Expenditures.    Operating costs on these properties were $597,790 during the six months ended June 30, 2020, a decrease of approximately 3% as compared to $618,876 during the six months ended June 30, 2019. Capital expenditures attributable to the Hugoton Royalty

Properties were $0 during the six months ended June 30, 2020, as compared to $1 during the six months ended June 30, 2019.

	Six Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.83	$10.68	$—	$4.14	$25.81	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	204,548	10,503	—	180,038	8,580	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	66,635	5,635	—	66,047	2,845	—

San Juan Basin Royalty Properties

  San Juan Basin—Colorado Properties

	Six Months Ended June 30,
	2020	2019
Royalty income attributable to San Juan Basin—Colorado Properties	$113,577	$365,269
Operating costs attributable to San Juan Basin—Colorado Properties	$63,885	$56,666

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $113,577 for the six months ended June 30, 2020, compared to $365,269 during the same period in 2019. This decrease in Royalty income was due primarily to decreased natural gas prices, lower net production volumes for natural gas and an increase in operating costs in the first six months of 2020 compared to the first six months of 2019.

        Operating Costs.    Operating costs on these properties were $63,885 during the six months ended June 30, 2020, an increase of approximately 13% as compared to $56,666 during the six months ended June 30, 2019.

	Six Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.79	$—	$—	$2.05	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	216,149	—	—	205,100	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	143,696	—	—	177,956	—	—

  San Juan Basin—New Mexico Properties

	Six Months Ended June 30,
	2020	2019
Royalty income attributable to San Juan Basin—New Mexico Properties	$291,381	$603,555
Operating costs attributable to San Juan Basin—New Mexico Properties	$542,929	$438,582
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$31,816	$16,411

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $291,381 for the six months ended June 30, 2020 as compared to $603,555 during the same period in 2019. This decrease in Royalty income was due primarily to decreased natural gas and natural gas liquids prices, a decrease in net production volumes for natural gas, natural gas liquids and oil and condensate and higher operating costs and capital expenditures in the six months ended June 30, 2020 as compared to the same period in 2019, offset in part by an increase in oil and condensate prices in the six months ended June 30, 2020 compared to the same period in 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $542,929 during the six months ended June 30, 2020, an increase of approximately 24% as compared to $438,582 during the six months ended June 30, 2019, due primarily to including the November 2017 through the February 2018 true-up of historical amounts by Hilcorp in the six months ended June 30, 2020 compared to the same period in 2019. Capital expenditures on these properties were $31,816 during the six months ended June 30,

2020, an increase of approximately 94% as compared to $16,411 during the six months ended June 30, 2019 due primarily to including the November 2017 through the February 2018 true-up of historical amounts by Hilcorp in the six months ended June 30, 2020 compared to the same period in 2019.

	Six Months Ended June 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.72	$15.25	$41.79	$2.10	$17.53	$41.53

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	288,562	21,337	870	313,644	23,786	747

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	93,899	7,886	237	179,806	11,840	427

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as set forth below, during the quarter ended June 30, 2020, there was no material change in such risk factors.

The recent spread of the novel coronavirus (the "COVID-19 pandemic"), and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn could continue to have an adverse effect on Trust distributions.

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the impact on domestic sales of crude oil and natural gas remains severe. The industry is experiencing a sharp and rapid decline in the demand for crude oil and natural gas worldwide, which has resulted in steep declines in pricing. The global economy and commodity prices are being severely negatively impacted, as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including "shelter in place" and "stay at home" orders, have been introduced throughout the U.S. and the world, and in many places have been extended into the summer of 2020 and beyond, which may continue to impact the Working Interest Owners' production activities. The length of time that such measures are in place is likely to further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are traveling to work, which has greatly reduced the demand for oil and natural gas worldwide. Additionally, the Working Interest Owners' reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which the COVID-19 pandemic will negatively impact the global economy and the oil and gas industry is uncertain, but the pandemic is having a material adverse effect on the Working Interest Owners' business and financial condition, which is having an adverse effect on Trust distributions. The Trust announced that no distributions to unitholders would be paid with respect to June 2020 and July 2020.

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

Date: August 14, 2020

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