Form 10-Q
period 2020-09-30
MESA ROYALTY TRUST/TX
filed 2020-11-16
CIK 313364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2020
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

         As of November 16, 2020—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

 DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" about Mesa Royalty Trust (the "Trust") and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's (as defined in "Note 1—Trust Organization and Provisions") future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures and decreases in commodity pricing, plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in "Note 1—Trust Organization and Provisions"), the Royalty (as defined in "Note 1—Trust Organization and Provisions"), and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the three months ended June 30, 2020, the risk factors discussed herein, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Royalty income	$49,984	$203,160	$703,387	$1,518,510
Interest income	89	7,402	5,731	24,385
General and administrative expense	(73,854)	(42,386)	(167,149)	(140,098)

Income available for distribution prior to cash reserves used for Trust expenses	$(23,781)	$168,176	$541,969	$1,402,797
Cash reserves used for current Trust expenses	23,781	—	23,781	—

Distributable income	$—	$168,176	$565,750	$1,402,797

Distributable income per unit	$—	$0.0902	$0.3036	$0.7527

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and short-term investments	$974,496	$1,233,060
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,958,057)	(40,890,724)

Total assets	$2,514,473	$2,840,370

LIABILITIES AND TRUST CORPUS
Distributions payable	$—	$255,848
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,514,473	2,584,522

Total liabilities and trust corpus	$2,514,473	$2,840,370

(The accompanying notes are an integral part of these financial statements.)

 MESA ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$2,547,145	$2,662,505	$2,584,522	$2,792,012
Cash reserves used for current Trust expenses	(23,781)	—	(23,781)	—
Distributable income	—	168,176	565,750	1,402,797
Distributions to unitholders	—	(167,046)	(544,685)	(1,440,349)
Amortization of net overriding royalty interest	(8,891)	(26,484)	(67,333)	(117,309)

Trust corpus, end of period	$2,514,473	$2,637,151	$2,514,473	$2,637,151

(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization and Provisions

        The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the "Trustee"), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JP Morgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission ("SEC") and other information. Any reports filed with the SEC are accessible through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust's website is http://mtr.q4web.com/home/default.aspx.

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

        San Juan Basin—Colorado Properties.    On April 30, 1991, MLP sold to Conoco, Inc. ("ConocoPhillips") its interests in the San Juan Basin Royalty Properties (the "San Juan Basin Sale"). The Trust's interest in the San Juan Basin Royalty Properties was conveyed from PNR's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin—Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company ("Red Willow") (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin—Colorado Properties to BP Amoco Company ("BP"), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin—Colorado Properties to IKAV Energy Inc. ("IKAV"). BP, under a transition services agreement with IKAV, and Red Willow currently operate the San Juan Basin—Colorado Properties.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization and Provisions (Continued)

Hilcorp its interests in the San Juan Basin—New Mexico Properties. Hilcorp currently operates all of the San Juan Basin—New Mexico Properties.

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the nine months ended September 30, 2020, Hilcorp reconciled seven additional historical amounts for the accounting months of October 2017 through April 2018, which resulted in a charge to the Trust of $9,184.

        Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2020 and 2019 were $28,347 and $103,678, respectively, which revenue accounted for approximately 57% and 51%, respectively, of the total Royalty income reported by the Trust during those periods.

        As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP (under a transition services agreement with IKAV) and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated. Scout, BP, Red Willow and Hilcorp are each individually referred to herein as "Working Interest Owner" or collectively as the "Working Interest Owners."

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

          (b)   the Royalty can be sold in part or in total for cash upon required approval by the unitholders;

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

          (e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust's royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and

          (f)    Scout, Hilcorp, and BP (under a transition services agreement with IKAV) will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, of general and administrative expenses of the Trust.

        Trustee's Fees.    Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee's services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the three months ended September 30, 2020, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2020. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through September 30, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the three months ended September 30, 2020, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Trustee's fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2019.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Excess Production Costs

	As of September 30, 2020	As of December 31, 2019
Hugoton Properties	$185,635	$—
San Juan Basin—Colorado Properties—Red Willow	34,250	29,597
San Juan Basin—New Mexico Properties—Hilcorp	28,076	5,321

Total	$247,961	$34,918

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

Note 6—Distributable Income Per Unit

        The Trust's Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee's control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus ("COVID-19") pandemic and an oversupply of crude oil. Both factors have put substantial downward pressure on the price of oil and natural gas during 2020, and the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices. The continued spread of the COVID-19 pandemic, and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn are having an adverse effect on Trust distributions. For each month in the three months ended September 30, 2020, the Trust announced in a press release that there would be no distribution paid to unitholders, as costs, charges and expenses attributable to the Trust's Royalty properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners.

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

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

        For the three months ended September 30, 2020, the Trustee increased the Contingent Reserve by (1) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (2) $83 for interest earned on the Contingent Reserve in the third quarter of 2020 and (3) $300 for an overpayment received from Hilcorp in July 2020. For the three months ended September 30, 2020, the Trustee decreased the Contingent Reserve by (1) $19,412 as expenses were greater than Royalty income for the quarter and (2) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation.

        For the nine months ended September 30, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020, (5) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (6) $83 for interest earned on the Contingent Reserve in the third quarter of 2020 and (7) $300 for an overpayment received from Hilcorp in July 2020.

        For the nine months ended September 30, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (4) $2,303 which was the difference between the amount to be paid to unitholders in July 2020 and the amount in the Trust's operating account as of June 30, 2020, (5) $19,412, as expenses were greater than Royalty income for the three months ended September 30, 2020 and (6) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation.

MESA ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Distributable Income Per Unit (Continued)

        As of September 30, 2020, the value of the Contingent Reserve was $974,496, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income available for distribution prior to cash reserves used for Trust expenses	$(23,781)	$168,176	$541,969	$1,402,797
Increase in Contingent Reserve	(7,621)	(1,130)	(201,994)	(58,357)
Withdrawal from Contingent Reserve	31,402	—	204,710	95,909

Distributable income available for distribution	$—	$167,046	$544,685	$1,440,349

Distributable income available for distribution per unit	$—	$0.0896	$0.2923	$0.7729

Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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

        On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin—Colorado Properties to IKAV Energy Inc. ("IKAV"). BP, under a transition services agreement with IKAV, and Red Willow currently operate the San Juan Basin—Colorado Properties.

        Pursuant to past conveyances, Scout, Hilcorp, BP (under a transition services agreement with IKAV) and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, BP and Red Willow being a "Working Interest Owner", and together, the "Working Interest Owners"). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin—New Mexico Properties, and BP and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin—Colorado Properties, unless otherwise indicated.

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

  Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations," including the Trust's or any Working Interest Owner's future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures and decreases in commodity pricing, plans and objectives for future operations, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust's control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "possibly," "could," "may," "can," "foresee," "plan," "goal," "assume," "target," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in "Note 1—Trust Organization and Provisions"), the Royalty, and the Working Interest Owners themselves.

        Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the three months ended June 30, 2020, the risk factors discussed herein, and those set forth from time to time in the Trust's filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners' businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

 SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)

        Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Conveyance.

        The Trust's Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee's control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus ("COVID-19") pandemic and an oversupply of crude oil. Both factors have put substantial downward pressure on the price of oil and natural gas during 2020, and the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices. The recent spread of the COVID-19 pandemic, and the measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting the business and operations of the Working Interest Owners, which in turn are having an adverse effect on Trust distributions. For each month in the three months ended September 30, 2020, the Trust announced in a press release that there would be no distribution paid to unitholders, as costs, charges and expenses attributable to the Trust's Royalty properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners.

        The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

	Three Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross proceeds(1)(5)	$456,408	$144,298	$22,255	$457,944	$265,950	$41,757
Less the Trust's proportionate share of:
Capital costs recovered	(19,958)	(304)	(4,307)	(9,861)	(13,386)	(3,037)
Operating costs	(435,021)	(138,255)	(19,808)	(335,122)	(183,553)	(26,160)

Net proceeds(2)	$1,429	$5,739	$(1,860)	$112,961	$69,011	$12,560

Royalty income(2)	$36,002	$1,773	$12,209	$120,988	$69,580	$12,592

Average sales price	$0.69	$8.49	$39.41	$1.00	$14.95	$48.00

Average production costs(3)	$8.67	$663.35	$77.85	$2.86	$42.31	$111.30

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	52,492	209	310	120,758	4,655	262

	Nine Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust's proportionate share of Gross proceeds(1)(5)	$1,702,735	$583,063	$58,618	$2,280,331	$856,782	$72,801
Less the Trust's proportionate share of:
Capital costs recovered	(39,814)	(10,473)	(6,099)	(19,386)	(19,609)	(3,700)
Operating costs	(1,365,475)	(387,705)	(44,507)	(1,134,577)	(485,584)	(38,798)

Net proceeds(2)	$297,446	$184,885	$8,012	$1,126,368	$351,589	$30,303

Royalty income(2)	$499,092	$182,164	$22,131	$1,137,640	$350,536	$30,334

Average sales price	$1.35	$11.66	$40.86	$1.93	$17.61	$45.00

Average production costs(3)	$3.80	$25.49	$93.44	$1.96	$25.38	$63.04

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	369,725	15,619	542	588,615	19,907	674

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

San Juan Basin—New Mexico Properties.    Excess production costs in the amount of $16,086 and $2,720 as of September 30, 2020 and September 30, 2019, respectively, were related to the San Juan Basin—New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $4,183 and $1,010, respectively, for the three months ended September 30, 2020, and 2019.

Excess production costs related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $10,765 and $0, respectively, for the nine months ended September 30, 2020 and 2019. The Trust recovered prior period excess production costs of $2,229 related to the San Juan Basin—New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during the nine months ended September 30, 2019.

  Excess production costs in the amount of $11,990 and $0 as of September 30, 2020 and September 30, 2019, respectively, and for the three and nine months ended September 30, 2020 and 2019, respectively, were related to the San Juan Basin—New Mexico Properties formerly operated by Conoco, Inc. ("ConocoPhillips") and currently operated by Hilcorp.

  San Juan Basin—Colorado Properties.    Excess production costs in the amount of $34,250 and $15,436 as of September 30, 2020 and September 30, 2019, respectively, were related to the San Juan Basin—Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $1,360 and $7,617, respectively, for the three months ended September 30, 2020 and 2019. Excess production costs related to the San Juan Basin—Colorado Properties operated by Red Willow were approximately $4,652 and $12,479, respectively, for the nine months September 30, 2020 and 2019.

  No excess production costs were recorded as of September 30, 2020 and September 30, 2019 or with respect to the three and nine months ended September 30, 2020 and 2019 related to the San Juan Basin—Colorado Properties operated by BP. The Trust recovered prior period excess production costs of $2,357 related to the San Juan Basin—Colorado Properties operated by BP during the three months ended September 30, 2020.

  Hugoton Royalty Properties.    Excess production costs in the amount of $185,635 and $0 as of September 30, 2020 and September 30, 2019, respectively, were related to the Hugoton Royalty Properties operated by Scout. Excess production costs related to the Hugoton Royalty Properties operated by Scout were approximately $29,500 and $0, respectively, for the three months ended September 30, 2020, and 2019.

  Excess production costs related to the Hugoton Royalty Properties operated by Scout were approximately $185,635 and $0, respectively, for the nine months ended September 30, 2020 and 2019.

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

(5)
Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the nine months ended September 30, 2020, Hilcorp reconciled seven additional historical amounts for the accounting months of October 2017 through April 2018, which resulted in a charge to the Trust of $9,184.

  Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

  Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust's unitholders. Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2020 and 2019 were $28,348 and $103,678, respectively, which revenue accounted for approximately 57% and 51%, respectively, of the total Royalty income reported by the Trust. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

Working Interest Owner and Industry Update

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and the containment measures being taken to mitigate its impact. The oil and gas industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas worldwide. The global economy and commodity prices are being severely negatively impacted, as economic activity and demand for energy have declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The pandemic continues to have a material adverse effect on the Working Interest Owners' costs, operations, business and financial condition, which is having an adverse effect on Trust distributions. For each month in the three months ended September 30, 2020, the Trust announced in a press release that there would be no distribution paid to unitholders, as costs, charges and expenses attributable to the Trust's Royalty properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. There is no indication of if or when distributions may be announced in future periods.

Three Months Ended September 30, 2020 and 2019

Financial Review

	Three Months Ended September 30,
	2020	2019
Royalty income	$49,984	$203,160
Interest income	89	7,402
General and administrative expense	(73,854)	(42,386)
Cash reserves used for current Trust expenses	23,781	—

Distributable income	$—	$168,176

Distributable income per unit	$—	$0.0902

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $49,984 for the three months ended September 30, 2020, a decrease of approximately 75% as compared to $203,160 for the three months ended September 30, 2019. The decrease was primarily a result of lower natural gas, natural gas liquids and oil and condensate prices, decreased net production of natural gas and natural gas liquids, an increase in operating expenses for natural gas and an increase in capital expenditures for natural gas and oil and condensate, offset in part by a decrease in operating expenses for natural gas liquids and oil and condensate and lower capital expenditures for natural gas liquids in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

        The Trust's interest income for the quarters ended September 30, 2020 and 2019 was $89 and $7,402, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through September 30, 2020.

        General and Administrative Expense.    General and administrative expense was $73,854 and $42,386 for the three months ended September 30, 2020 and 2019, respectively. The Trustee's fees are included in general and administrative expense. The increase for the three months ended September 30, 2020 as compared to September 30, 2019 was primarily a result of the timing of expenses received and paid by the Trust and a September 2020 reimbursable amount not received from Hilcorp until October 2020.

        For the three months ended September 30, 2020, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through September 30, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the three months ended September 30, 2020, the Trustee's fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the three months ended September 30, 2019. As of each of the quarters ended September 30, 2020 and 2019, there were $11,990 and $0, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended September 30, 2020, the Trustee increased the Contingent Reserve by (1) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (2) $83 for interest earned on the Contingent Reserve in the third quarter of 2020 and (3) $300 for an overpayment received from Hilcorp in July 2020. For the three months ended September 30, 2020, the Trustee decreased the Contingent Reserve by (1) $19,412, as expenses were greater than Royalty income for the quarter and (2) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the three months ended September 30, 2020 was $0, representing $0 per unit, compared to $167,046, representing $0.0896 per unit, for the three months ended September 30, 2019. Based on 1,863,590 units outstanding for the quarters ended September 30, 2020 and 2019, respectively, the per unit distributions for each month in such periods were as follows:

	2020	2019
July	$—	$0.0283
August	—	0.0270
September	—	0.0343

	$—	$0.0896

Operational Review

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the third quarter of 2020.

	Three Months Ended September 30,
	2020	2019
Royalty income attributable to Hugoton Royalty Properties	$—	$69,339
Operating costs attributable to Hugoton Royalty Properties	$278,709	$273,270

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $0 in the third quarter of 2020 from $69,339 in the third quarter of 2019 as operating expenses exceeded proceeds for the three months ended September 30, 2020, due to decreases in natural gas and natural gas liquids prices, from the Hugoton Royalty Properties in the third quarter of 2020 as compared to the third quarter of 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $278,709 in the third quarter of 2020, an increase of approximately 2% as compared to $273,270 in the third quarter of 2019. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the third quarter of 2020, as compared to $0 in the third quarter of 2019.

	Three Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.40	$8.10	$—	$3.08	$19.34	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	85,068	5,522	—	86,034	4,000	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	17,313	823	—

        Average Sales Price.    Average sales prices per thousand cubic feet ("Mcf") of natural gas and barrel ("Bbl") for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

San Juan Basin Royalty Properties

        Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin—New Mexico Properties.

  San Juan Basin—Colorado Properties

	Three Months Ended September 30,
	2020	2019
Royalty income attributable to San Juan Basin—Colorado Properties	$21,636	$30,142
Operating costs attributable to San Juan Basin—Colorado Properties	$25,702	$31,304

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $21,636 during the third quarter of 2020, compared to $30,142 during the third quarter of 2019. This decrease in Royalty income was due primarily to decreased net natural gas production volumes, offset in part by higher market prices for natural gas and a decrease in operating costs in the third quarter of 2020 compared to the third quarter of 2019.

        Operating Costs.    Operating costs on these properties were $25,702 in the third quarter of 2020, a decrease of approximately 18% as compared to $31,304 in the third quarter of 2019.

	Three Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.51	$—	$—	$0.49	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	92,914	—	—	104,879	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	42,311	—	—	60,915	—	—

  San Juan Basin—New Mexico Properties

	Three Months Ended September 30,
	2020	2019
Royalty income attributable to San Juan Basin—New Mexico Properties	$28,348	$103,679
Operating costs attributable to San Juan Basin—New Mexico Properties	$288,673	$240,261
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$24,570	$26,284

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $28,348 during the third quarter of 2020 as compared with Royalty income of $103,679 during the third quarter of 2019. This decrease in Royalty income was due primarily to a decrease in natural gas liquids and oil and condensate prices, decreased net production volumes for natural gas and natural gas liquids and an increase in operating costs, offset in part by an increase in natural gas prices for the third quarter of 2020 compared to the third quarter of 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $288,673 in the third quarter of 2020, an increase of approximately 20% as compared to $240,261 in the third quarter of 2019, due primarily to including the March through May 2018 reconciliation of historical amounts by Hilcorp in the three months ended September 30, 2020 compared to the same period in 2019. Excluding the reconciliation, operating costs were $198,075 in the third quarter of 2020, a decrease of approximately 18% as compared to $240,261 in the third quarter of 2019, due primarily to Hilcorp reducing their operating expenses as the oil and gas prices dropped. Capital expenditures on these properties were $24,570 in the third quarter of 2020, a decrease of approximately 7% as compared to $26,284 in the third quarter of 2019.

	Three Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.41	$8.49	$39.41	$0.88	$14.00	$48.00

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	144,399	11,503	572	155,820	13,748	871

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	10,181	209	310	42,529	3,832	262

        Following Hilcorp's acquisition of ConocoPhillips' and XTO's interests in the San Juan Basin—New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis, which will be recognized over time by the Trust in accordance with the Trust's modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the nine months ended September 30, 2020, Hilcorp reconciled seven additional historical amounts for the accounting months of October 2017 through April 2018, which resulted in a charge to the Trust of $9,184.

        Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan—New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

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

        Net Proceeds from the San Juan Basin—New Mexico Properties for the three months ended September 30, 2020 and 2019 were $28,348 and $103,678, respectively, which revenue accounted for approximately 57% and 51%, respectively, of the total Royalty income reported by the Trust during those periods. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin—New Mexico Properties during the three months ended September 30, 2020 may not be representative of Net Proceeds that will be received in future quarters.

Nine Months Ended September 30, 2020 and 2019

Financial Review

	Nine Months Ended September 30,
	2020	2019
Royalty income	$703,387	$1,518,510
Interest income	5,731	24,385
General and administrative expense	(167,149)	(140,098)
Cash reserves used for current Trust expenses	23,781	—

Distributable income	$565,750	$1,402,797

Distributable income per unit	$0.3036	$0.7527

Units outstanding	1,863,590	1,863,590

        Royalty Income.    The Trust's Royalty income was $703,387 for the nine months ended September 30, 2020, a decrease of approximately 54% as compared to $1,518,510 for the nine months ended September 30, 2019 primarily as a result of decreased natural gas, natural gas liquids and oil and condensate prices, decreased net production of natural gas, natural gas liquids and oil and condensate, an increase in operating expenses for natural gas and oil and condensate and an increase in capital expenditures for natural gas and oil and condensate, offset in part by a decrease in operating and capital expenses for natural gas liquids in the first nine months of 2020 as compared to the first nine months of 2019. The Trust's interest income for the nine months ended September 30, 2020 and 2019 was $5,731 and $24,385, respectively.

        General and Administrative Expense.    General and administrative expense was $167,149 and $140,098 for the nine months ended September 30, 2020 and 2019, respectively. The Trustee's fees are included in general and administrative expense. The increase for the nine months ended September 30, 2020 as compared to September 30, 2019 was primarily a result of the timing of expenses received and paid by the Trust and a September 2020 reimbursable amount not received from Hilcorp until October 2020.

        For the nine months ended September 30, 2020, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through September 30, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

        Unreimbursed Expenses and the Contingent Reserve.    The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee's services. For the nine months ended September 30, 2020, the Trustee's fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2019. As of each of the nine-month periods ended September 30, 2020 and 2019, there were $11,990 and $0, respectively, of unreimbursed expenses.

        During 2011, the Trustee, acting pursuant to the Trust Indenture, withheld $1.0 million for future unknown contingent liabilities and expenses (such cumulative withholding, the "Contingent Reserve"). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses.

        For the nine months ended September 30, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from

Scout until April 2020, (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020, (5) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (6) $83 for interest earned on the Contingent Reserve in the third quarter of 2020 and (7) $300 for an overpayment received from Hilcorp in July 2020.

        For the nine months ended September 30, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP's January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (4) $2,303 which was the difference between the amount to be paid to unitholders in July 2020 and the amount in the Trust's operating account as of June 30, 2020, (5) $19,412, as expenses were greater than Royalty income for the three months ended September 30, 2020 and (6) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation.

        Distributable Income Available for Distribution.    The portion of the Trust's distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2020 was $544,685, representing $0.2923 per unit, compared to $1,440,349, representing $0.7729 per unit, for the nine months ended September 30, 2019.

Hugoton Royalty Properties

        Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for approximately 35% of the Royalty income of the Trust during the nine months ended September 30, 2020.

	Nine Months Ended September 30,
	2020	2019
Royalty income attributable to Hugoton Royalty Properties	$248,445	$415,866
Operating costs attributable to Hugoton Royalty Properties	$876,499	$892,146
Capital expenditures attributable to Hugoton Royalty Properties	$—	$1

        Royalty Income.    Royalty income attributable to the Hugoton Royalty Properties decreased to $248,445 for the nine months ended September 30, 2020 from $415,866 for the same period in 2019 primarily due to decreased natural gas and natural gas liquids prices and decreased net natural gas production volumes offset in part by increased net natural gas liquids production volumes and lower operating costs from the Hugoton Royalty Properties in the first nine months of 2020 compared to the first nine months of 2019.

        Operating Costs and Capital Expenditures.    Operating costs on these properties were $876,499 during the nine months ended September 30, 2020, a decrease of approximately 2% as compared to

$892,146 during the nine months ended September 30, 2019. Capital expenditures attributable to the Hugoton Royalty Properties were $0 during the nine months ended September 30, 2020, as compared to $1 during the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.70	$9.79	$—	$3.80	$23.75	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	289,617	16,026	—	266,072	12,580	—

Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	69,693	6,145	—	86,028	3,761	—

San Juan Basin Royalty Properties

  San Juan Basin—Colorado Properties

	Nine Months Ended September 30,
	2020	2019
Royalty income attributable to San Juan Basin—Colorado Properties	$135,214	$395,411
Operating costs attributable to San Juan Basin—Colorado Properties	$89,587	$87,970

        Royalty Income.    Royalty income from the San Juan Basin—Colorado Royalty Properties was $135,214 for the nine months ended September 30, 2020, compared to $395,411 during the same period in 2019. This decrease in Royalty income was due primarily to decreased natural gas prices, lower net production volumes for natural gas and an increase in operating costs in the first nine months of 2020 compared to the first nine months of 2019.

        Operating Costs.    Operating costs on these properties were $89,587 during the nine months ended September 30, 2020, an increase of approximately 2% as compared to $87,970 during the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.71	$—	$—	$1.53	$—	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	309,063	—	—	309,979	—	—

Net production volumes attributable to the Royalty paid for San Juan Basin—Colorado Properties	191,305	—	—	258,069	—	—

  San Juan Basin—New Mexico Properties

	Nine Months Ended September 30,
	2020	2019
Royalty income attributable to San Juan Basin—New Mexico Properties	$319,728	$707,233
Operating costs attributable to San Juan Basin—New Mexico Properties	$831,601	$678,843
Capital expenditures attributable to San Juan Basin—New Mexico Properties	$56,386	$42,694

        Royalty Income.    Royalty income from the San Juan Basin—New Mexico Properties was $319,728 for the nine months ended September 30, 2020 as compared to $707,233 during the same period in 2019. This decrease in Royalty income was due primarily to decreased natural gas, natural gas liquids and oil and condensate prices, a decrease in net production volumes for natural gas, natural gas liquids and oil and condensate and higher operating costs and capital expenditures in the nine months ended September 30, 2020 as compared to the same period in 2019.

        Operating Costs and Capital Expenditures.    Operating costs were $831,601 during the nine months ended September 30, 2020, an increase of approximately 23% as compared to $678,843 during the nine months ended September 30, 2019, due primarily to including the November 2017 through May 2018 reconciliation of historical amounts by Hilcorp in the nine months ended September 30, 2020 compared to the same period in 2019. Excluding the reconciliation, operating costs were $664,281 in the nine months ended September 30, 2020, a decrease of approximately 2% as compared to $678,843 in the nine months ended September 30, 2019. Capital expenditures on these properties were $56,386 during the nine months ended September 30, 2020, an increase of approximately 32% as compared to $42,694 during the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.62	$12.88	$40.86	$1.70	$16.18	$45.00

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	432,961	32,840	1,442	469,463	37,264	1,618

Net production volumes attributable to the Royalty paid for San Juan Basin—New Mexico Properties	108,727	9,474	542	244,517	16,146	674

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        None.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by the Working Interest Owners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors.

        For a discussion of the Trust's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in Part II, Item 1A of the Trust's Quarterly Report on Form 10-Q for the three months ended June 30, 2020. See below for additional risks and uncertainties during the three months ended September 30, 2020.

The impact of the novel coronavirus (the "COVID-19 pandemic") is adversely affecting the business and operations of the Working Interest Owners, which in turn could continue to have an adverse effect on Trust distributions.

        The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the COVID-19 pandemic and government responses continue to evolve, the impact on domestic sales of crude oil and natural gas remains severe. The industry is experiencing a sharp and rapid decline in the demand for crude oil and natural gas worldwide, which has resulted in steep declines in pricing. The global economy and commodity prices are being severely negatively impacted, as economic activity and demand for energy have declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The pandemic is having a material adverse effect on the Working Interest Owners' costs, operations, business and financial condition, which is having an adverse effect on Trust distributions. For each month in the three months ended September 30, 2020, the Trust announced in a press release that there would be no distribution paid to unitholders, as costs, charges and expenses attributable to the Trust's Royalty properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. There is no indication of if or when distributions may be announced in future periods.

        The Working Interest Owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. Any such event could result in termination of the Royalty relating to the abandoned well, which in turn could result in a material adverse effect on the Trust's distributions to its unitholders.

If the Trust's Royalty income experiences a sustained decline, the Trust may be terminated. In addition, Royalty interests may be sold.

        As discussed further in the Trust's Form 10-K for the year ended December 31, 2019, the Trust will be terminated and the Trustee must sell all of the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the Trust's royalty income for each of two successive years is less than $250,000 per year. Following any such termination and liquidation, the net proceeds of any such sale will be distributed to the unitholders, and the unitholders will receive no further distributions from the Trust. The Trustee may also enter into one or more transactions, subject to required unitholder approval, by which a portion of the Royalty is sold, which could ultimately result in the termination of the Trust if the remaining Royalty does not generate sufficient income to maintain the $250,000 threshold. The sale of the remaining Royalty interests and the termination of the Trust would be taxable events to the Trust unitholders.

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

Date: November 16, 2020

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