Form 10-K
period 2020-12-31
MESA ROYALTY TRUST/TX
filed 2021-03-31
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 Or
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
Registrant’s telephone number, including area code: 713-483-6020
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MTR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2020 of $5.15 was approximately $9,597,489.
As of March 31, 2021, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.
DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Item 1—Description of the Trust”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, plans and objectives, information regarding future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of wells estimated to be drilled and producing in future periods, and estimates regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,”

i

“project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Description of the Trust” under Item 1), the Royalty (as defined in “Description of the Trust” under Item 1), and the Working Interest Owners themselves.
No assurance can be given that expectations reflected in these forward-looking statements will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this Form 10-K, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in these forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

ii

PART I
Item 1.   Business.
DESCRIPTION OF THE TRUST
The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the SEC and other information. Any reports filed with the SEC are accessible free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust’s website is http://mtr.q4web.com/home/default.aspx. Information contained on, or that can be accessed through the Trust’s website, is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on the Trust’s website to be part of this Annual Report on Form 10-K. The SEC maintains a website at www.sec.gov that contains reports and other information regarding SEC registrants, including the Trust.
Trust Corpus Description.   The Mesa Royalty Trust (the “Trust”) was created on November 1, 1979, and is now governed by the Mesa Royalty Trust Indenture (as amended, the “Trust Indenture”). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the “Royalty”) equal to 11.44% of 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interest in certain producing oil and gas properties located in the:
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”); and

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the “San Juan Basin — New Mexico Properties, the “San Juan Basin Royalty Properties”, and together with the Hugoton Royalty Properties, the “Royalty Properties”).

Trust Corpus Conveyance History.   On November 1, 1979, Mesa Petroleum Co., predecessor to Mesa Limited Partnership (“MLP”), which was the predecessor to MESA Inc., conveyed to the Trust the Royalty equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the “Subject Interests”). The Subject Interests consisted of interests in the Royalty Properties described above. The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance, dated as of November 1, 1979 (the “Conveyance”). In 1985, the Trust Indenture was amended and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalty (such transfer, the “1985 Assignment”). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust. As a result, the Trust is now entitled to receive 11.44% of 90% of the Net Proceeds attributable to each month.
Hugoton Royalty Properties.   On November 22, 2019, Riviera Resources, Inc. (“Riviera”) completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the “Purchase Agreement”), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP (“Scout”). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
San Juan Basin — Colorado Properties.   On April 30, 1991, MLP sold to Conoco, Inc. (“ConocoPhillips”) its interests in the San Juan Basin Royalty Properties (the “San Juan Basin Sale”). The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd.

(effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to IKAV Energy Inc. (“IKAV”). BP, under a transition services agreement with IKAV, operated the properties until December 1, 2020. IKAV and Red Willow currently operate the San Juan Basin — Colorado Properties.
San Juan Basin — New Mexico Properties.   Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin — New Mexico Properties, except an immaterial number of properties assigned to XTO Energy, Inc. (“XTO”) effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP (“Hilcorp”), an affiliate of Hilcorp Energy Company. On March 29, 2018, XTO sold to Hilcorp an immaterial number of properties, which comprise certain portions of the San Juan Basin — New Mexico Properties. Hilcorp currently operates all of the San Juan Basin — New Mexico Properties.
As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and IKAV and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated. Scout, IKAV, Red Willow and Hilcorp are each individually referred to herein as “Working Interest Owner” or collectively as the “Working Interest Owners.”
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
(e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and
(f)   Scout, Hilcorp and IKAV will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.
Discussion of Net Proceeds.   The Conveyance provides for a monthly computation of Net Proceeds. Net Proceeds is defined in the Conveyance as the “Gross Proceeds” received by the Working Interest Owners during a particular period, minus certain production and capital costs for such period. “Gross Proceeds” is defined in the Conveyance as the amount received by the Working Interest Owners from the sale of “Subject Minerals”, subject to certain adjustments. “Subject Minerals” means all oil, gas and other minerals, whether similar or dissimilar, in and under, and which may be produced, saved and sold from, and which accrue and are attributable to, the Subject Interests from and after November 1, 1979. “Production costs” means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. If production and capital costs exceed Gross Proceeds for any month, the excess, plus interest thereon at 120% of the prime rate of Bank of America, is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust, however, is generally not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. The Trust is not obligated to return any Royalty income received in any period.
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
DESCRIPTION OF THE UNITS
Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust’s transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 31, 2021.
Distributions
The Trustee determines for each month the amount of cash available for distribution to unitholders for such month (the “Monthly Distribution Amount”), which consists of the cash received from the Royalty during such month, minus the obligations of the Trust paid during such month as adjusted for changes during such month in any cash reserves established for the payment of contingent or future obligations of the Trust made by the Trustee. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date, which is the close of business on the last business day of such month or such other date as the Trustee determines is required to comply with legal or stock exchange requirements. However, pursuant to the Trust Indenture and in order to reduce the administrative expenses of the Trust, the Trustee does not distribute cash monthly. Instead, the Trustee makes distributions, if any, during January, April, July and October of each year. While distributions are scheduled to be made four times per calendar year, the Trustee distributes to each person who was a unitholder of record on one or more of the immediately preceding three monthly record dates, an amount equal to the Monthly Distribution Amount, if any, for the month or months that such holder was a unitholder of record plus interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date. Under the terms of the Trust Indenture, interest is earned at a rate of 1.5% below the greater of (i) the prime rate charged by The Bank of New York Mellon Trust Company, N.A. or (ii) the interest rate which The Bank of New York Mellon Trust Company, N.A. pays in the normal course of business on amounts placed with it. Interest income may vary significantly across different payment dates.

The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period and are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2020, there were $8,565 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (the “Contingent Reserve”) is included in cash and short-term investments.
Liability of Unitholders
In regard to the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust’s assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, the unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust, (2) the assets of the Trust were insufficient to discharge such liability, and (3) the assets of the Trustee were insufficient to discharge such liability.
Federal Income Tax Matters
This section is a summary of federal income tax matters of general application, which addresses the material tax consequences of the ownership and sale of the Trust’s units. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the U.S. Accordingly, the following discussion has limited application to domestic corporations, foreign persons and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every unitholder. Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Classification of the Trust
In a technical advice memorandum dated February 26, 1982, the National Office of the Internal Revenue Service (the “IRS”) advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust incurs no federal income tax liability and each unitholder is subject to tax on such unitholder’s pro rata share of the income and expense of the Trust as if such unitholder were the direct owner of a pro rata share of the Trust’s assets. In addition, there is no state tax liability for the period.
The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the units.
Available Trust Tax Information
The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations (as defined below) governing the information reporting requirements of the Trust as a WHFIT. In compliance with the Treasury Regulations reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their federal income tax returns. This tax information booklet can be obtained at http://mtr.q4web.com/home/default.aspx.
This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (“Code”), existing and proposed Internal Revenue Treasury Regulations (“Treasury Regulations”) thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No assurance can be provided that the statements set forth herein (which do not bind the IRS or any court) will not be challenged by the IRS or will be sustained by any court if challenged.
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
Additional Tax on Net Investment Income
Individuals, estates, and trusts with income above certain thresholds are subject under Section 1411 of the Code to an additional 3.8% tax — also known as the Net Investment Income Tax (“NIIT”) — on their net investment income. Grantor trusts such as Mesa Royalty Trust are not subject to the NIIT; however, the unitholders may be subject to the tax. For these purposes, investment income would generally include certain income derived from investments, such as the royalty income derived from the units and gain realized by a unitholder from a sale of the units.
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
The Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a U.S. real property holding corporation. Accordingly, a non-U.S. unitholder may be subject to U.S. withholding and federal income tax on the gain on the disposition of his units if he meets certain ownership thresholds.
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
Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the Trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the U.S. governing FATCA may be subject to different rules. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust units.
Tax-Exempt Organizations
The Royalty and interest income should not be “unrelated business taxable income” (as defined in Code § 512(b)), so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if the unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business taxable income. Each tax-exempt unitholder is encouraged to consult its own advisor with respect to the treatment of Royalty income.

DESCRIPTION OF ROYALTY PROPERTIES
Producing Acreage and Wells as of December 31, 2020
Detailed information concerning the number of wells and producing acres on Royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained from the Working Interest Owners.
Hugoton Royalty Properties
The principal property interest conveyed to the Trust accounts was carved out of Scout’s working interest in 104,437 net producing acres in the Hugoton field of Kansas.
Because the Hugoton field gas is sold in the intrastate and interstate markets, it is subject to state and federal laws and regulations. The Kansas Corporation Commission is the state regulatory agency responsible for overseeing oil and gas operations in the state of Kansas. Hugoton field gas is also affected by the rules and regulations of the Federal Energy Regulatory Commission (the “FERC”). See “Regulation and Prices”.
San Juan Basin Royalty Properties
The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from PNR’s working interest in 31,328 net producing acres in Northwestern New Mexico and Southwestern Colorado. PNR completed the San Juan Basin Sale to ConocoPhillips on April 30, 1991. ConocoPhillips subsequently sold its underlying interest in substantially all of the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to IKAV Energy Inc. (“IKAV”). BP, under a transition services agreement with IKAV, operated the properties until December 1, 2020. Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin — New Mexico Properties, except for an immaterial number of properties assigned to XTO effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp. On March 29, 2018, XTO sold to Hilcorp an immaterial number of properties, which comprise certain portions of the San Juan Basin — New Mexico Properties.
Drilling
Hilcorp has informed the Trust that it drilled one productive exploratory well in 2018 in the San Juan Basin — New Mexico Properties. Other than that exploratory well, the Trust has not been informed by the other Working Interest Owners of any other exploratory or development wells drilled on any Royalty Properties during 2020, 2019 or 2018.
Reserves
A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the “Reserve Report”) and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2020. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm’s experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-1442.
Production of the Reserve Report was supervised by a Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with ten years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.
The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.
Estimates of the gross and net proved reserves, as of December 31, 2020, of the Trust’s ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in millions of cubic feet (MMcf).
	IKAV	Hilcorp	Scout(1)	Total(2)
Proved Developed
Oil and Condensate	0	10	0	10
Natural Gas Liquids	0	306	0	306
Gas	1,341	4,032	0	5,373
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	10	0	10
Natural Gas Liquids	0	306	0	306
Gas	1,341	4,032	0	5,373

(1)
According to Miller and Lents, volumes are not profitable enough to generate future Net Proceeds to the Trust based on average expenses and declining well performance coupled with low prices has rendered these wells uneconomic.

(2)
Data from Red Willow and properties formerly operated by XTO, currently operated by Hilcorp, was omitted in the Reserve Report, because each operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow and properties formerly operated by XTO, currently operated by Hilcorp, as of December 31, 2020 and 2019 are included in Net Proceeds paid to the Trust by Red Willow and Hilcorp.

The estimated future net revenue and standardized measure of future net royalty income, discounted at 10 percent per annum attributable to the Trust’s Royalty as of December 31, 2020 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:
	IKAV	Hilcorp	Scout	Total
Future Royalty income(1)	$1,044	$12,120	$0	$13,164
	IKAV	Hilcorp	Scout	Total
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$687	$5,883	$0	$6,570

(1)
Future income tax expenses were excluded in the preparation of these estimates.

Please read “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information.
The Reserve Report was delivered to the Trustee on March 16, 2021. Net reserves attributable to the Trust are calculated from the Trust’s net revenues for each of the Working Interest Owners. To estimate net gas reserves, the Trust’s total net revenue from each of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices — $29.01 per Bbl; (2) natural gas liquids prices —  $14.63 per Bbl for the San Juan Basin Royalty Properties and $6.04 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices — $1.82 per Mcf for San Juan Basin-New Mexico Royalty Properties, $0.78 per Mcf for San Juan Basin-Colorado Royalty Properties and $1.76 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.
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
The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2020, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.
The Trustee relies on Miller and Lents to prepare the reserve estimates attributable to the Trust’s interests in the Royalty Properties. Although the Trustee inquires with the third-party reserve engineer about the information provided by the Working Interest Owners and the assumptions made and methodologies used by the third-party reserve engineer, the Trustee does not control the information provided by the Working Interest Owners or the assumptions made or methodologies used by the third-party reserve engineer. Accordingly, such information is outside the scope of the internal controls of the Trust and the Trustee. Any past practices not consistent with the Conveyance could also cause the basis for the reserve estimates included above to differ from actual reserve quantities and future net revenues.
Income, Production and Production Prices and Production Costs
Sales and production data from the Royalty Properties for the last two fiscal years is included in the table below. As reflected in the table, natural gas represents the vast majority of production from the Royalty Properties. Although the Trust is exposed to pricing fluctuations with respect to oil and condensate and natural gas liquids, the pricing environment of natural gas has a much more significant impact on Royalty income than any other hydrocarbon. For additional information related to our Reserve Report, see “Note 7 — Supplemental Reserve Information (Unaudited)” in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

	Hugoton			San Juan Basin — New Mexico(3)			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2020:
Average Sales Price	$2.73	$10.01	$—	$1.53	$12.68	$41.42	$0.75	$—	$—	$1.28	$11.93	$41.42
Average Production Costs(1)	$17.59	$29.39	$—	$4.62	$26.25	$(225.13)	$0.46	$—	$—	$4.27	$27.14	$(225.13)
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(2)	68,957	6,011	—	144,318	15,271	(534)	254,346	—	—	467,621	21,282	(534)
Year ended December 31, 2019:
Average Sales Price	$3.52	$21.35	$—	$1.63	$16.00	$44.39	$1.38	$—	$—	$1.79	$17.04	$44.39
Average Production Costs(1)	$8.40	$55.33	$—	$1.65	$20.32	$51.88	$0.39	$—	$—	$2.04	$27.14	$51.88
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(2)	106,373	4,739	—	309,914	19,567	1,157	334,414	—	—	750,701	24,306	1,157

(1)
Average production costs attributable to the Royalty are calculated as stated capital costs plus operating costs, divided by stated net production volumes attributable to the Royalty paid. Production costs may be incurred in one operating period and then recovered in a subsequent operating period, which may cause Royalty income paid to the Trust not to agree to the Trust’s Royalty interest in the Net Proceeds.

(2)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received. Any differences noted are due to rounding.

(3)
Subject to adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed by Hilcorp. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Operational Overview — San Juan Basin Royalty Properties under Item 7 of the Form 10-K.

CONTRACTS
Hugoton Royalty Properties
Natural gas and natural gas liquids produced by Scout from the Hugoton Royalty Properties accounted for approximately 29% of the Royalty income of the Trust for the year ended December 31, 2020. Since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Scout has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For the year ended December 31, 2020, Scout provided Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.
San Juan Basin
Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin Royalty Properties accounted for approximately 71% of the Royalty income of the Trust for the year ended December 31, 2020. The majority of the natural gas produced from the San Juan Basin Royalty Properties is now being sold on the spot market.

Market for Natural Gas
The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the Henry Hub Natural Gas Spot Prices were $2.57 per MMBtu in 2019 and decreased to $2.04 per MMBtu in 2020. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.
Competition
The production and sale of gas from the Royalty Properties are highly competitive, and the Working Interest Owners’ competitors in these areas include the major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Hugoton field and the San Juan Basin. The Working Interest Owners have indicated that they believe that their competitive position in their respective areas is affected by price, contract terms and quality of service. Market conditions in the San Juan Basin may be negatively affected by the fact that most of the gas produced from such areas is transported on a limited number of major pipelines.
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
FERC Regulation
In general, the Federal Energy Regulatory Commission (the “FERC”) regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by pipelines, but does not regulate natural gas gathering facilities. The FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by Congress and/or the courts. As to these various developments, the Working Interest Owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.
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
Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls at any time in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may be derived in a number of ways including, but not limited to, the FERC’s indexing methodology.
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
Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to federal minimum safety requirements. These requirements, however, are not applicable to, among other things, onshore gathering of gas (i) through a pipeline that operates at less than 0 psig; (ii) through a pipeline that is not a regulated onshore gathering line (as determined in 49 C.F.R. § 192.8); and (iii) within the inlets of the Gulf of Mexico, except for the requirements in 49 C.F.R. § 192.612. The Royalty Properties are located in the Hugoton field of Kansas and the San Juan Basin of New Mexico and Colorado. Each of Colorado, Kansas and New Mexico has adopted the federal minimum safety requirements for intrastate pipelines within their borders. It is possible that future changes in applicable pipeline safety law may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.
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
Hazardous Substances.   The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
The Royalty Properties have been used for oil and natural gas exploration and production for many years. Although the Working Interest Owners believe that they have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the Royalty Properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under the Working Interest Owners’ control. These properties and the substances disposed or released on them may be subject to CERCLA, federal hazardous waste laws, and analogous state laws. Under such laws, the Working Interest Owners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination regardless of whether or not such Working Interest Owner directly or indirectly caused the unpermitted discharge or release.
In addition, in the course of the Working Interest Owners’ operations, equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials (“NORM”). NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because some properties presently or previously comprising the Royalty Properties may have been used for oil and natural gas production operations for many years, it is possible that the Working Interest Owners may incur costs or liabilities associated with elevated levels of NORM.
Waste Handling.   The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” and comparable state statutes, regulate the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the Environmental Protection Agency (the “EPA”) or state agencies. Moreover, in the ordinary course of oil and gas operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.
Water Discharges.   The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters. The Oil Pollution Act of 1990 (the “OPA”), as amended, which amends the Clean Water Act, imposes strict liability on owners and operators of facilities that are the site of a release of oil into regulated waters. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. Spill prevention, control and countermeasure requirements under federal or state law may require appropriate operating protocols, including containment berms and similar structures, to help prevent or respond to a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws may require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities.
Hydraulic Fracturing.   It is customary to recover oil and natural gas from deep shale, tight sand and coal bed formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Conventional hydraulic fracturing techniques are used to increase production in vertical wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of “underground injection.” At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, hydraulic fracturing requires large amounts of water. This water, along with any produced water, is often sent to injection wells for disposal. This activity has been associated with earthquakes and some states, particularly Oklahoma, have limited injection well activity. If states in which the Working Interest Owners operate adopt limitations, it could have a negative impact on production.
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
Climate Change.   The EPA has promulgated certain regulations that require new and modified stationary source of greenhouse gases above certain thresholds to report, limit or control such emissions, including rules to control methane emissions. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA’s regulatory authority. Recently, EPA proposed rules to stay certain portions of the rules promulgated to control greenhouse gas emission related to oil and gas production. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships.
Safety.   The Working Interest Owners are also subject to the requirements of the federal Occupational Safety and Health Act, known as “OSHA,” and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced by oil and gas operations and that this information be provided to employees, state and local government authorities and the public.

Item 1A. Risk Factors.
Although risk factors are described elsewhere in this Form 10-K together with the Disclosures Regarding Forward-Looking Statements, the following is a summary of the principal risks associated with an investment in the Trust’s units.
BUSINESS AND OPERATIONAL RISKS
The impact of the novel coronavirus (the “COVID-19 pandemic”) is adversely affecting the business and operations of the Working Interest Owners, which in turn could continue to have an adverse effect on Trust distributions.
The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the COVID-19 pandemic and government responses continue to evolve, the impact on domestic sales of crude oil and natural gas remains severe. The industry has experienced sharp declines in the demand for crude oil and natural gas worldwide, which has resulted in steep declines in pricing. The global economy and commodity prices are being severely negatively impacted, as economic activity and demand for energy have declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The pandemic is having a material adverse effect on the Working Interest Owners’ costs, operations, business and financial condition, which is having an adverse effect on Trust distributions. The Trust has not made a distribution to unitholders since the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. There is no indication if or when distributions may be announced in future periods.
Oil and natural gas prices fluctuate due to a number of factors, and lower prices will reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Net Proceeds and the Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and a material decrease in such prices could reduce the amount of Trust distributions. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:
•
political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•
worldwide economic conditions;

•
weather conditions;

•
the supply and price of foreign natural gas;

•
the level of consumer demand;

•
the price and availability of alternative fuels;

•
the proximity to, and capacity of, transportation facilities;

•
the effect of worldwide energy conservation measures; and

•
the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of COVID-19 pandemic, or any government response to such occurrence or threat.

Moreover, government regulations, such as regulation of natural gas transportation, regulation of greenhouse gas and other emissions associated with fossil fuel combustion, and price controls, can affect product prices in the long term.

Crude oil prices have been volatile the last several years and, since the second half of 2014 have declined substantially from historic highs and may remain depressed for the foreseeable future. In 2020, crude oil prices per Bbl ranged from a high of approximately $65.65 in January to a low of approximately $(40.32) in April. The negative price in April 2020 was primarily the result of rising volumes of oil held in U.S. storage and reduced consumption due to the COVID-19 pandemic. Oil demand rebounded in the second half of 2020. The NYMEX crude oil spot prices per Bbl were $48.52 and $61.06 as of December 31, 2020 and 2019, respectively. As of March 26, 2021, the price had risen to $60.97 per Bbl. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.
Any additional decreases in prices of natural gas may materially and adversely affect our cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
During the eight years prior to December 31, 2020, Henry Hub natural gas prices have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.33 per MMBtu in 2020. On December 30, 2020, the Henry Hub Natural Gas Spot Price was $2.36 per MMBtu. As of March 26, 2021, the price had risen to $2.56 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of our estimated reserves and reduce Net Proceeds and the amount of cash we would otherwise have available to pay cash distributions to unitholders.
Increased production and development costs for the Royalty have resulted in substantial accumulated excess production costs, which will result in decreased Trust distributions, and in some periods may continue to result in no Trust distributions.
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
Total excess production costs increased from $34,918 at December 31, 2019 to $486,215 at December 31, 2020, as reported by the Working Interest Owners. Please see Note 5 — Excess Production Costs in the Notes to Financial Statements under Item 8 of this Form 10-K
Trust assets are depleting assets and, if the Working Interest Owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.
The Net Proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction. Please see the section entitled “Business — Description of the Units — Federal Income Tax Matters” under Item 1 of this Form 10-K.
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
There are operational risks and hazards associated with the production and transportation of natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of natural gas, releases of other hazardous materials, mechanical failures, cratering and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, or damage to the environment or natural resources, and associated cleanup obligations. The occurrence of drilling, production or transportation accidents and other natural disasters at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These occurrences include blowouts, cratering, explosives and other environmental damage that may result in personal injuries, property damage, and damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating Net Proceeds payable to the Trust. Any disruptions to natural gas pipelines or transportation lines, or increases in transportation costs for production from these properties, could also adversely affect the Trust.

Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic 12-month average of the first-day-of-the-month price for each month in 2020. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
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
LEGAL, ENVIRONMENTAL AND REGULATORY RISKS
The Working Interest Owners are subject to extensive governmental regulation.
Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. These regulations and changes in regulations could have a material adverse effect on Royalty income payable to the Trust. Please read “Business — Regulation and Prices” under Item 1 of this Form 10-K.
The Working Interest Owners’ operations are subject to environmental, health and safety laws and regulations that may expose the Working Interest Owners to penalties, damages or costs of remediation or compliance which could adversely affect Trust distributions.
The Working Interest Owners’ operations are subject to federal, regional, state and local laws and regulations relating to protection of natural resources and the environment, health and safety aspects of oil and gas operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on such operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from facilities, the imposition of substantial liabilities for pollution resulting from operations and the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations could result in restrictions or orders suspending well operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders.
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
Please read “Business — Regulation and Prices — Environmental Matters” under Item 1 of this Form 10-K for more information on the environmental laws and government regulations that may be applicable to the Working Interest Owners’ operations.
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
The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting and emission reduction. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the Working Interest Owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the Working Interest Owners’ operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods, drought and other climatic events, which if any such effects were to occur, could have adverse physical effects on the Working Interest Owners’ operations or physical assets.
Please read “Business — Regulation and Prices — Environmental Matters” under Item 1 of this Form 10-K for more information on the environmental laws and government regulations that may be applicable to the Working Interest Owners’ operations.

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
RISKS RELATED TO OWNERSHIP OF THE TRUST’S UNITS
If the Trust’s Royalty income experiences a sustained decline, the Trust may be terminated. In addition, Royalty interests may be sold.
The Trust will be terminated and the Trustee must sell all of the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the Trust’s royalty income for each of two successive years is less than $250,000 per year. Following any such termination and liquidation, the Net Proceeds of any such sale will be distributed to the unitholders, and the unitholders will receive no further distributions from the Trust. The Trustee may also enter into one or more transactions, subject to any required unitholder approval, by which a portion of the Royalty is sold, which could ultimately result in the termination of the Trust if the remaining Royalty does not generate sufficient income to maintain the $250,000 threshold. We cannot assure you that any such sale will be on terms acceptable to all unitholders. The sale of the remaining Royalty interests and the termination of the Trust would be taxable events to the Trust unitholders.
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
The Trust’s source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses. The Trustee has established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture, which may reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The Trustee may increase the cash reserve in the future in its sole discretion, which would reduce Net Proceeds available to the Trust and distributions to Trust unitholders. For more information, see “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 of this Form 10-K.
The future financial condition of Working Interest Owners or other operators of the underlying properties could impede the operation of wells.
The value of the Royalty and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators’ current and future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil and natural gas in the global market as a result of the economic effects of the outbreak of the COVID-19 pandemic and the recent reduction in the benchmark price of crude oil persist for the near future or longer, such factors could have a material negative impact on the financial condition and economic performance of Working Interest Owners or other operators of the underlying properties.
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
The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles (“U.S. GAAP”). Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from U.S. GAAP financial statements, because net profits income is not accrued in the month of production, expenses are not recognized when incurred, and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements.
Due to the transition from ConocoPhillips and XTO to Hilcorp, Hilcorp has estimated the revenue component of Net Proceeds, which may adversely affect future distributions to unitholders.
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018, which resulted in a charge to the Trust of $60,262.
Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan — New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the year ended December 31, 2020 may not be representative of Net Proceeds that will be received in future years.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust’s future Net Proceeds over a period of time as adjustments are made by Hilcorp after taking into account actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work conducted by Hilcorp and is therefore uncertain. With the assistance of a third party consultant, the Trust has undertaken a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust’s unitholders.
Item 1B.   Unresolved Staff Comments.
None.
Item 2.   Properties.
The Trust owns property interests in the Hugoton field of Kansas and the San Juan Basin of Northwestern New Mexico and Southwestern Colorado. See “Business — Description of Royalty Properties” contained in Item 1 of this Form 10-K.
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

PART II
Item 5.   Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
The units of beneficial interest of the Trust are traded on the New York Stock Exchange under the ticker symbol “MTR”.
At March 25, 2021, the 1,863,590 units outstanding were held by 471 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.
Item 6.   Selected Financial Data.
Not applicable.
Item 7.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Trust Overview
The following review of Mesa Royalty Trust’s (the “Trust”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest.
The Trust was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the “Trust Indenture”). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the “Royalty”) equal to 11.44% of 90% of the Net Proceeds (as defined and described in an Overriding Royalty Conveyance, dated as of November 1, 1979 (the “Conveyance”)) attributable to the specified interest in certain producing oil and gas properties located in the:
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”);

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the “San Juan Basin — New Mexico Properties, the “San Juan Basin Royalty Properties”, and together with the Hugoton Royalty Properties, the “Royalty Properties”).

Pursuant to past conveyances, Scout, Hilcorp, IKAV, and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, IKAV, and Red Willow being a “Working Interest Owner”, and together, the “Working Interest Owners”). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and IKAV and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated.
The Trust is a passive entity whose purposes are limited to: (1) converting the Royalties to cash, either by retaining them and collecting the proceeds of production (until production has ceased or the Royalties are otherwise terminated) or by selling or otherwise disposing of the Royalties; and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by the Trustee as a reserve for liabilities or for distribution. The Trust does not undertake or control any capital projects or make capital expenditures. While the Trust’s Royalty income is net of capital expenditures, these capital expenditures are controlled and paid by the Working Interests Owners, and the Trust receives Royalty income net of these expenses. In addition, the Trust does not have any off-balance sheet arrangements or other contingent obligations.

Liquidity and Capital Resources
Liquidity.   As discussed in “Business — Description of the Trust” under Item 1 of this Form 10-K, the Trust’s primary source of cash is the Royalty income received from its share of the Net Proceeds from the Royalty Properties, and the only other source of cash is interest income earned pursuant to the Trust Indenture. For estimates of future Royalty income attributable to the Royalty, refer to the Notes to Financial Statements under Item 8 of this Form 10-K.
In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2020 and 2019, there were $8,565 and $23,629 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders. The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments.
For the year ended December 31, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020, (5) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (6) $83 for interest earned on the Contingent Reserve in the third quarter of 2020, (7) $300 for an overpayment received from Hilcorp in July 2020, (8) $24 for interest earned on the Contingent Reserve in the fourth quarter of 2020, (9) $106,529 for the amount of distributable income for the fourth quarter of 2020 but withheld as cash reserves for current Trust expenses and (10) $11,990 reimbursement not received from Hilcorp in September 2020 but received in October 2020.
For the year ended December 31, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP’s January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (4) $2,303 which was the difference between the amount to be paid to unitholders in July 2020 and the amount in the Trust’s operating account as of June 30, 2020, (5) $19,412, as expenses were greater than Royalty income for the three months ended September 30, 2020, (6) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation, (7) $8,565 for a reimbursement not received from Hilcorp in December 2020 but included in the December 2020 distribution calculation, (8) $751 of Royalty income not paid by BP/IKAV in November/December 2020 but included in the distribution calculation and (9) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation.
The net effects of the foregoing adjustments for the year ended December 31, 2020 resulted in the balance of the Contingent Reserve being equal to $1,076,485 as of December 31, 2020.
See “Financial Review — Unreimbursed Expenses and the Contingent Reserve” for complete information about adjustments to the Contingent Reserve for the year ended December 31, 2019.
Capital Resources.   The Trust is a passive entity that does not undertake or control any capital projects or make capital expenditures. While the Trust’s Royalty income is net of capital expenditures, these capital expenditures are controlled and paid by the Working Interests Owners, and the Trust receives Royalty income net of these expenses. Therefore, the Trust has no material commitments for capital expenditures.

Years Ended December 31, 2020 and 2019
SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)
	Hugoton			San Juan Basin — New Mexico(5)			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2020:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,010,852	$196,435	$—	$881,596	$586,723	$97,964	$301,723	$—	$—	$2,194,171	$783,158	$97,964
Less the Trust’s proportionate share of – Capital costs	(1,123)	(207)	—	(50,124)	(13,117)	(32,354)	—	—	—	(51,247)	(13,324)	(32,354)
Operating costs	(1,211,937)	(176,462)	—	(616,280)	(387,758)	(87,948)	(117,130)	—	—	(1,945,347)	(564,220)	(87,948)
Net Proceeds(2)	$(202,208)	$19,766	$—	$215,192	$185,848	$(22,338)	$184,593	$—	$—	$197,577	$205,614	$(22,338)
Royalty Income(2)	$188,274	$60,172	$—	$220,687	$193,704	$(22,136)	$191,448	$—	$—	$600,409	$253,876	$(22,136)
Average Sales Price	$2.73	$10.01	$—	$1.53	$12.68	$41.42	$0.75	$—	$—	$1.28	$11.93	$41.42
Average Production Costs(3)	$17.59	$29.39	$—	$4.62	$26.25	$(225.13)	$0.46	$—	$—	$4.27	$27.14	$(225.13)
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(4)	68,957	6,011	—	144,318	15,271	(534)	254,346	—	—	467,621	21,282	(534)
Year ended December 31, 2019:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,267,360	$363,402	$—	$1,017,563	$710,207	$111,188	$564,795	$—	$—	$2,849,718	$1,073,609	$111,188
Less the Trust’s proportionate share of – Capital costs	(1)	—	—	(32,047)	(28,884)	(5,719)	—	—	—	(32,048)	(28,884)	(5,719)
Operating costs	(893,033)	(262,217)	—	(478,648)	(368,629)	(54,307)	(129,665)	—	—	(1,501,346)	(630,846)	(54,307)
Net Proceeds(2)	$374,326	$101,185	$—	$506,868	$312,694	$51,162	$435,130	$—	$—	$1,316,324	$413,879	$51,162
Royalty Income(2)	$374,326	$101,185	$—	$506,692	$313,039	$51,365	$461,771	$—	$—	$1,342,789	$414,224	$51,365
Average Sales Price	$3.52	$21.35	$—	$1.63	$16.00	$44.39	$1.38	$—	$—	$1.79	$17.04	$44.39
Average Production Costs(3)	$8.40	$55.33	$—	$1.65	$20.32	$51.88	$0.39	$—	$—	$2.04	$27.14	$51.88
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(4)	106,373	4,739	—	309,914	19,567	1,157	334,414	—	—	750,701	24,307	1,157

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by Scout and Hilcorp, respectively.

(2)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of Gross Proceeds. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds (as defined in the Conveyance). The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income will be made to the Trust.

San Juan Basin — New Mexico Properties. Excess production costs in the amount of $18,874 and $5,321 as of December 31, 2020 and 2019, respectively, were related to the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp were approximately $13,553 and $373 for years ended December 31, 2020 and 2019, respectively.
San Juan Basin — Colorado Properties. Excess production costs in the amount of $36,453 and $29,597 as of December 31, 2020 and 2019, respectively, were related to the San Juan Basin — Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin — Colorado Properties operated by Red Willow were approximately $6,855 and $26,641 for the years ended December 31, 2020 and 2019, respectively.
Hugoton Royalty Properties. Excess production costs in the amount of $430,888 and $0 as of December 31, 2020 and 2019, respectively, and for the years ended December 31, 2020 and 2019, respectively, were related to the Hugoton Royalty Properties operated by Scout Energy.
(3)
Average production costs attributable to the Royalty are calculated as stated capital costs plus operating costs, divided by stated net production volumes attributable to the Royalty paid. As noted above in footnote (2), production costs may be incurred in one operating period and then recovered in a subsequent operating period, which may cause Royalty income paid to the Trust not to agree to the Trust’s Royalty interest in the Net Proceeds.

(4)
Net production volumes attributable to the Royalty are determined by dividing Royalty income by the average sales price received. Any differences noted are due to rounding.

(5)
Subject to adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed by Hilcorp. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Operational Overview — San Juan Basin Royalty Properties under Item 7 of the Form 10-K.

Financial Review
	2020	2019
Royalty income	$832,149	$1,808,378
Interest income	5,756	29,415
General and administrative expenses	(193,947)	(202,747)
Cash reserves withheld for current Trust expenses	(78,208)	—
Distributable income	$565,750	$1,635,046
Distributable income per unit	$0.3036	$0.8774
Royalty and Interest Income.   The Trust’s Royalty income was $832,149 and $1,808,378 for the years ended December 31, 2020 and 2019, respectively. The decrease for the year ended December 31, 2020 as compared to December 31, 2019 was primarily a result of lower natural gas, natural gas liquids and oil and condensate prices, increased operating and capital costs for natural gas and oil and condensate and lower net natural gas, natural gas liquids and oil and condensate production volumes, partially offset by lower operating and capital costs for natural gas liquids for the year ended December 31, 2020. The Trust’s Interest income for the years ended December 31, 2020 and 2019 was $5,756 and $29,415, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.
General and Administrative Expense.   General and administrative expense was $193,947 and $202,747 for the years ended December 31, 2020 and 2019, respectively. The Trustee’s fees are included in general and administrative expense.
For the year ended December 31, 2020, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through December 31, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2020, the Trustee’s aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 21, 2019. As of the years ended December 31, 2020 and 2019, the Trust incurred unreimbursed expenses of $8,565 and $23,629, respectively.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses.
For the year ended December 31, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020, (5) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (6) $83 for interest earned on the Contingent Reserve in the third quarter of 2020, (7) $300 for an overpayment received from Hilcorp in July 2020, (8) $24 for interest earned on the Contingent Reserve in the fourth quarter of 2020, (9) $106,529 for the amount of distributable income for the fourth quarter of 2020 but withheld as cash reserves for current Trust expenses and (10) $11,990 reimbursement not received from Hilcorp in September 2020 but received in October 2020.
For the year ended December 31, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP’s January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (4) $2,303 which was the difference between the amount to be paid to unitholders in July 2020 and the amount in the Trust’s operating account as of June 30, 2020, (5) $19,412, as expenses were greater than Royalty income for the three months ended September 30, 2020, (6) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation, (7) $8,565 for a reimbursement not received from Hilcorp in December 2020 but included in the December 2020 distribution calculation, (8) $751 of Royalty income not paid by BP/IKAV in November/December 2020 but included in the distribution calculation and (9) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation. The net effects of the foregoing adjustments for the year ended December 31, 2020 resulted in the balance of the Contingent Reserve being equal to $1,076,485 as of December 31, 2020.
For the year ended December 31, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2018 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (4) $812 due to a refund received from a vendor in September 2019 and (5) $843 due to an overpayment received in error from BP in December 2019 that was deducted from BP’s January 2020 payment to the Trust.
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
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2020 and 2019 was $544,685 and $1,696,197, respectively. For the years ended December 31, 2020 and 2019, the Trust calculated total aggregate distributions of $0.292 and $0.910 per unit, respectively.
Operational Review
Working Interest Owner and Industry Update
The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and the containment measures being taken to mitigate its impact. The oil and gas industry has experienced sharp declines in the demand for crude oil and natural gas worldwide. The global economy and commodity prices are being severely negatively impacted, as economic activity and demand for energy have declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The pandemic continues to have a material adverse effect on the Working Interest Owners’ costs, operations, business and financial condition, which is having an adverse effect on Trust distributions. The Trust has not made a distribution to unitholders since the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. There is no indication if or when distributions may be announced in future periods.
Hugoton Royalty Properties
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties for the years ended December 31, 2020 and 2019 was $248,445 and $475,511, respectively. The decrease of approximately 48% for the year ended December 31, 2020 as compared to December 31, 2019 was primarily due to lower natural gas and natural gas liquids prices, decreased net natural gas production volumes and higher operating and capital costs offset in part by higher net natural gas liquids production volumes from the Hugoton Royalty Properties in fiscal year 2020.
Operating Costs and Capital Expenditures.   Operating costs attributable to the Hugoton Royalty Properties for the years ended December 31, 2020 and 2019 were $1,388,398 and $1,155,250, respectively. The increase of approximately 20% for the year ended December 31, 2020 as compared to December 31, 2019 was primarily due to final settlement in 2020 of the 2019 outstanding expenses related to the acquisition by Scout from the prior Working Interest Owner, Riviera. Accumulated excess production costs have increased significantly with respect to the Hugoton Royalty Properties, from $0 at December 31, 2019 to $430,888 at December 31, 2020, as reported by Scout. The Trust will not receive Net Proceeds for the Hugoton Royalty Properties until future proceeds from production exceed the total accumulated excess costs plus accrued interest during the deficit period.
Capital expenditures on these properties were $1,331 for the year ended December 31, 2020, as compared to $1 for the year ended December 31, 2019.
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.73	$10.01	—	$3.52	$21.35	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	370,235	19,622	—	360,148	17,021	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	68,957	6,011	—	106,373	4,739	—
Average Sales Prices. Average sales prices per Mcf of natural gas and Bbl for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers.
On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the “Purchase Agreement”), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP (“Scout”). Pursuant to the Purchase Agreement, Riviera divested all of its interest in its oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado and New Mexico. The majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan

Basin — New Mexico Properties. Substantially all of the natural gas produced from the San Juan Basin Royalty Properties is currently being sold in the spot market.
San Juan Basin — Colorado Properties
Royalty Income. Royalty income attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2020 and 2019 was $191,448 and $461,771, respectively. The decrease of approximately 59% for the year ended December 31, 2020 as compared to December 31, 2019 was primarily due to decreased net natural gas production volumes and lower prices for natural gas, offset in part by lower operating costs from the San Juan Basin — Colorado Properties.
Operating Costs and Capital Expenditures.   Operating costs attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2020 and 2019 were $ 117,130 and $129,665, respectively. Accumulated excess production costs have increased with respect to the San Juan Basin — Colorado Properties operated by Red Willow, from $29,597 at December 31, 2019 to $36,453 at December 31, 2020, as reported by Red Willow. The Trust will not receive Net Proceeds for the San Juan Basin — Colorado Properties operated by Red Willow until future proceeds from production exceed the total accumulated excess costs plus accrued interest during the deficit period.
There were no capital expenditures attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2020 or 2019.
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.75	—	—	$1.38	—	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	396,782	—	—	411,851	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	254,346	—	—	334,414	—	—
San Juan Basin — New Mexico Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2020 and 2019 was $392,256 and $871,096, respectively. The decrease of approximately 55% for the year ended December 31, 2020 as compared to December 31, 2019 was primarily due to lower prices, decreased net production volumes and higher operating costs for natural gas, natural gas liquids and oil and condensate and higher capital costs for natural gas and oil and condensate for the San Juan Basin — New Mexico Properties.
Operating Costs and Capital Expenditures.   Operating costs attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2020 and 2019 were $1,091,986 and $901,584, respectively. The increase of approximately 21% for the year ended December 31, 2020 as compared to December 31, 2019 was primarily due to reconciliations completed by Hilcorp in 2020 related to prior years’ estimates. Accumulated excess production costs have increased with respect to the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp, from $5,321 at December 31, 2019 to $18,874 at December 31, 2020, as reported by Hilcorp. The Trust will not receive Net Proceeds for the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp, until future proceeds from production exceed the total accumulated excess costs plus accrued interest during the deficit period.
Capital expenditures on these properties for the years ended December 31, 2020 and 2019 were $95,594 and $66,650, respectively. The increase of approximately 43% for the year ended December 31, 2020 as compared to December 31, 2019 was primarily due to reconciliations completed by Hilcorp in 2020 related to prior years’ estimates. If not for the reconciliations completed in 2020, capital costs would have decreased by 54% for the year ended December 31, 2020 as compare to December 31, 2019 primarily due to reduced activity in 2020 as a result of commodity price drops.
	2020			2019
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.53	$12.68	$41.42	$1.63	$16.00	$44.39
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	575,017	45,872	2,375	620,642	44,485	2,505
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	144,318	15,271	(534)	309,914	19,567	1,157
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018, which resulted in a charge to the Trust of $60,262.
Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan — New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the year ended December 31, 2020 may not be representative of Net Proceeds that will be received in future years.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust’s future Net Proceeds over a period of time as adjustments are made by Hilcorp after taking into account actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work conducted by Hilcorp and is therefore uncertain. With the assistance of a third party consultant, the Trust has undertaken a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust’s unitholders.

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

Report of Independent Registered Public Accounting Firm
To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon, N.A., as Trustee:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2020 and 2019, the related statements of distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2020 and 2019, and its distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2020, in conformity with the modified cash basis of accounting as described in Note 2.
Basis of Accounting
As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Trustee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties
As discussed in Note 2 to the financial statements, the Trust computes amortization of the net overriding royalty interests in oil and gas properties on a unit-of-production basis and is charged directly to trust corpus as such amount does not affect distributable income. For the year ended December 31, 2020, the Trust recorded amortization of the net overriding royalty interests of $93.6 thousand.
We identified the assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties as a critical audit matter. Complex auditor judgment was required in evaluating the Trust’s estimate of proved oil and gas reserves, which is a key input for the determination of amortization of net overriding royalty interests in oil and gas properties. Specifically, auditor judgment was required to evaluate the forecasted production of proved oil and gas reserves.
The following are the primary procedures we performed to address this critical audit matter. We analyzed and recalculated the amortization of net overriding royalty interests for compliance with industry and regulatory standards. We evaluated the competence, capabilities, and objectivity of the independent petroleum engineering consultants engaged by the Trust to estimate the proved oil and gas reserves. We assessed compliance of the methodology used by the independent petroleum engineering consultants engaged by the Trust to estimate proved oil and gas reserves with industry and regulatory standards. We compared the forecasted production used by the Trust to historical production rates. We read the report of the independent petroleum engineering consultants engaged by the Trust in order to understand the method and assumptions used in connection with our evaluation of the Trust’s reserve estimates.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2002.
Houston, Texas
March 31, 2021

Item 8.    Financial Statements and Supplementary Data.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
	Years Ended December 31,
	2020	2019
Royalty income	$832,149	$1,808,378
Interest income	5,756	29,415
General and administrative expenses	(193,947)	(202,747)
Income available for distribution prior to cash reserves withheld for Trust expenses	$643,958	$1,635,046
Cash reserves withheld for current Trust expenses	(78,208)	—
Distributable income	$565,750	$1,635,046
Distributable income per unit	$0.3036	$0.8774
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	December 31,
	2020	2019
ASSETS
Cash and short-term investments	$1,076,485	$1,233,060
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,984,296)	(40,890,724)
Total assets	$2,590,223	$2,840,370
LIABILITIES AND TRUST CORPUS
Distributions payable	$—	$255,848
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	2,590,223	2,584,522
Total liabilities and trust corpus	$2,590,223	$2,840,370
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS
	Years Ended December 31,
	2020	2019
Trust corpus, beginning of year	$2,584,522	$2,792,012
Cash reserves withheld for current Trust expenses	78,208	—
Distributable income	565,750	1,635,046
Distributions to unitholders	(544,685)	(1,696,197)
Amortization of net overriding royalty interests	(93,572)	(146,339)
Trust corpus, end of year	$2,590,223	$2,584,522
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
Note 1 — Trust Organization and Provisions
The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission (“SEC”) and other information. Any reports filed with the SEC are accessible through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Trust’s website is http://mtr.investorhq.businesswire.com/.
Trust Corpus Description.   The Mesa Royalty Trust (the “Trust”) was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the “Trust Indenture”). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the “Royalty”) equal to 11.44% of 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interest in certain producing oil and gas properties located in the:
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”); and

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the “San Juan Basin — New Mexico Properties”, the “San Juan Basin Royalty Properties”, and together with the Hugoton Royalty Properties, the “Royalty Properties”).

Trust Corpus Conveyance History.   On November 1, 1979, Mesa Petroleum Co., predecessor to Mesa Limited Partnership (“MLP”), which was the predecessor to MESA Inc., conveyed to the Trust the Royalty equal to 90% of the Net Proceeds (as defined in the conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the “Subject Interests”). The Subject Interests consisted of interests in the Royalty Properties described above. The Royalty is evidenced by counterparts of an Overriding Royalty Conveyance, dated November 1, 1979 (the “Conveyance”). In 1985, the Trust Indenture was amended, and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalty (such transfer, the “1985 Assignment”). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust. As a result, the Trust is now entitled to receive 11.44% of 90% of the Net Proceeds attributable to each month.
Hugoton Royalty Properties.   On November 22, 2019, Riviera Resources, Inc. (“Riviera”) completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the “Purchase Agreement”), by and between the Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP (“Scout”). Pursuant to the Purchase Agreement, Riviera divested all of its interest in its oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
San Juan Basin — Colorado Properties.   On April 30, 1991, MLP sold to Conoco, Inc. (“ConocoPhillips”) its interests in the San Juan Basin Royalty Properties (the “San Juan Basin Sale”). The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”). On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to IKAV Energy Inc. (“IKAV”). BP,

under a transition services agreement with IKAV, operated the properties until December 1, 2020. IKAV and Red Willow currently operate the San Juan Basin — Colorado Properties.
San Juan Basin — New Mexico Properties.   Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin — New Mexico Properties, except an immaterial number of properties assigned to XTO Energy, Inc. (“XTO”) effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP (“Hilcorp”), an affiliate of Hilcorp Energy Company. On March 29, 2018, XTO sold to Hilcorp an immaterial number of properties, which comprise certain portions of the San Juan Basin — New Mexico Properties. Hilcorp currently operates all of the San Juan Basin — New Mexico Properties.
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018, which resulted in a charge to the Trust of $60,262.
Until all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled and adjusted, Net Proceeds from the San Juan — New Mexico Properties will reflect adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the year ended December 31, 2020 may not be representative of Net Proceeds that will be received in future years.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Incremental costs attributable to the Trust will reduce the Trust’s future Net Proceeds over a period of time as adjustments are made by Hilcorp after taking into account actual revenues as well as costs for these properties during the applicable time period. The potential impact to Net Proceeds depends upon the results of all of the reconciliation work conducted by Hilcorp and is therefore uncertain. With the assistance of a third party consultant, the Trust has undertaken a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust’s unitholders.
Net Proceeds from the San Juan Basin — New Mexico Properties for years ended December 31, 2020 and 2019 were $392,256 and $871,096, respectively, which revenue accounted for approximately 48% and 48%, respectively, of the total Royalty income reported by the Trust during those periods.
As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and IKAV and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated. Scout, IKAV, Red Willow and Hilcorp are each individually referred to herein as “Working Interest Owner” or collectively as the “Working Interest Owners.”

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
Scout, Hilcorp and IKAV will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee’s services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2020, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 3.25% annualized return from January 1, 2020 through March 2, 2020, a 2.75% annualized return from March 3, 2020 through March 14, 2020 and a 1.75% annualized return from March 15, 2020 through December 31, 2020. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2020, the Trustee’s fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2019.
Discussion of Net Proceeds.   The Conveyance provides for a monthly computation of Net Proceeds. Net Proceeds is defined in the Conveyance as the “Gross Proceeds” received by the Working Interest Owners during a particular period, minus certain production and capital costs for such period. “Gross Proceeds” is defined in the Conveyance as the amount received by the Working Interest Owners from the sale of “Subject Minerals”, subject to certain adjustments. “Subject Minerals” means all oil, gas and other minerals, whether similar or dissimilar, in and under, and which may be produced, saved and sold from, and which accrue and are attributable to, the Subject Interests from and after November 1, 1979. “Production costs” means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. If production and capital costs exceed Gross Proceeds for any month, the excess, plus interest thereon at 120% of the prime rate of Bank of America, is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust, however, is generally not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. The Trust is not obligated to return any Royalty income received in any period.
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
Note 2 — Basis of Presentation
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

The financial statements of the Trust are prepared on the following modified cash basis of accounting:
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
Note 3 — Legal Proceedings
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
Note 4 — Income Tax Matters
In a technical advice memorandum dated February 26, 1982, the Internal Revenue Service (the “IRS”) advised the Dallas District Director that the Trust is classifiable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust incurs no federal income tax liability and each unitholder is subject to tax on the unitholder’s pro rata share of the income and expense of the Trust as if the unitholder were the direct owner of a pro rata share of the Trust’s assets. In addition, there is no state tax liability for the period.
Individuals, estates, and trusts with income above certain thresholds are subject under Section 1411 of the Code to an additional 3.8% tax — also known as the Net Investment Income Tax (“NIIT”) — on their net investment income. Grantor trusts such as Mesa Royalty Trust are not subject to the NIIT; however, the unitholders may be subject to the tax. For these purposes, investment income would generally include certain income derived from investments, such as the royalty income derived from the units and gain realized by a unitholder from a sale of the units.
The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
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
Note 5 — Excess Production Costs
	As of December 31, 2020	As of December 31, 2019
Hugoton Properties	$430,888	$—
San Juan Basin – Colorado Properties – Red Willow	36,453	29,597
San Juan Basin – New Mexico Properties – Hilcorp	18,874	5,321
Total	$486,215	$34,918
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
Note 6 — Distributable Income Per Unit
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments.
For the year ended December 31, 2020, the Trustee increased the Contingent Reserve by (1) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (2) $23,629 reimbursement not received from Scout until January 2020 but included in the December 2019 distribution to unitholders, (3) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (4) $583 for interest earned on the Contingent Reserve in the second quarter of 2020, (5) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation, (6) $83 for interest earned on the Contingent Reserve in the third quarter of 2020, (7) $300 for an overpayment received from Hilcorp in July 2020, (8) $24 for interest earned on the Contingent Reserve in the fourth quarter of 2020, (9) $106,529 for the amount of distributable income for the fourth quarter of 2020 but withheld as cash reserves for current Trust expenses and (10) $11,990 reimbursement not received from Hilcorp in September 2020 but received in October 2020.
For the year ended December 31, 2020, the Trustee decreased the Contingent Reserve by (1) $844 due to an overpayment received in error from BP in December 2019 that was deducted from BP’s January 2020 payment to the Trust, (2) $147,893 Royalty income for February and March 2020 included in the March 2020 distribution to unitholders but not received from Scout until April 2020, (3) $22,268 of Royalty income received from BP in March 2020 after the distribution to unitholders had been announced for the month of

March 2020, which Royalty income was included in the April 2020 distribution to unitholders, (4) $2,303 which was the difference between the amount to be paid to unitholders in July 2020 and the amount in the Trust’s operating account as of June 30, 2020, (5) $19,412, as expenses were greater than Royalty income for the three months ended September 30, 2020, (6) $11,990 for a reimbursement not received from Hilcorp until October 2020 but included in the September 2020 distribution calculation, (7) $8,565 for a reimbursement not received from Hilcorp in December 2020 but included in the December 2020 distribution calculation, (8) $751 of Royalty income not paid by BP/IKAV in November/December 2020 but included in the distribution calculation and (9) $7,238 of Royalty income received from BP in September 2020 after the distribution to unitholders had been announced for the month of September 2020, which Royalty income was included in the October 2020 distribution calculation. The net effects of the foregoing adjustments for the year ended December 31, 2020 resulted in the balance of the Contingent Reserve being equal to $1,076,485 as of December 31, 2020.
For the year ended December 31, 2019, the Trustee increased the Contingent Reserve by (1) $56,793 of Royalty income received from BP in March 2019 after the distribution to unitholders had been announced for the month of March 2019, which Royalty income was included in the April 2018 distribution to unitholders, (2) $434 for a duplicated general and administrative expense paid in error by the Trust in February 2019 and not refunded to the Trust until April 2019, (3) $317 underpaid by Riviera in June 2019 due to a 2018 Ad Valorem tax under accrual but included in the June 2019 distribution to unitholders, which amount was then excluded from the July 2019 distribution to unitholders, (4) $812 due to a refund received from a vendor in September 2019 and (5) $843 due to an overpayment received in error from BP in December 2019 that was deducted from BP’s January 2020 payment to the Trust.
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
The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 are as follows:
	2020	2019
Income available for distribution prior to cash reserves withheld for Trust expenses	$643,958	$1,635,046
Increase in the Contingent Reserve	(320,537)	(59,199)
Withdrawal from the Contingent Reserve	221,264	120,350
Distributable Income Available for Distribution	$544,685	$1,696,197
Distributable Income Available for Distribution per unit	$0.292	$0.910
Units outstanding	1,863,590	1,863,590
Note 7 — Supplemental Reserve Information (Unaudited)
Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2020 are based on the reserve report prepared by Miller and Lents, independent petroleum engineering consultants. Prior to Miller and Lents, the Trust used DeGolyer and MacNaughton as its independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust’s Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust’s Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust’s Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.
In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2020 were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.
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

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)
	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2016	5,238	232,870	4,083,799
Revisions to previous estimates	3,713	161,831	3,214,039
Extensions, discoveries and other additions	—	—	—
Production	(774)	(34,692)	(987,502)
December 31, 2017	8,177	360,009	6,310,336
Revisions to previous estimates	2,219	103,606	1,834,431
Extensions, discoveries and other additions	—	—	—
Production	(399)	(30,568)	(852,872)
December 31, 2018	9,997	433,047	7,291,895
Revisions to previous estimates	3,358	(1,488)	1,826,202
Extensions, discoveries and other additions	—	—	—
Production	(2,355)	(51,559)	(1,412,097)
December 31, 2019	11,000	380,000	7,706,000
Revisions to previous estimates	(1,534)	(52,718)	(1,865,379)
Extensions, discoveries and other additions	—	—	—
Production	534	(21,282)	(467,621)
December 31, 2020	10,000	306,000	5,373,000
Proved Developed Reserves:
December 31, 2016	5,238	232,870	4,083,799
December 31, 2017	8,177	360,009	6,310,336
December 31, 2018	9,997	433,047	7,291,895
December 31, 2019	11,000	380,000	7,706,000
December 31, 2020	10,000	306,000	5,373,000

•
The Hugoton Royalty represents 0%, 1% and 8% of the estimated proved natural gas liquids reserves and 0%, 1% and 9% of the estimated proved natural gas reserves as of December 31, 2020, 2019 and 2018, respectively.

•
The December 31, 2020, 2019, 2018, 2017 and 2016 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

•
There were no Proved Undeveloped Reserves in any of the years covered by the table.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2020	2019	2018
	(In thousands)
The Trust’s proportionate share of future Gross Proceeds	$20,082	$35,252	$41,480
The Trust’s proportionate share of future operating costs	(5,602)	(12,649)	(20,596)
Future capital costs	(1,407)	(1,214)	(1)
Future Royalty income	$13,073	$21,389	$20,883
Discount at 10% per annum	(6,503)	(10,896)	(10,243)
Standardized measure of future Royalty income from proved oil and gas reserves	$6,570	$10,493	$10,640
CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2020	2019	2018
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$10,493	$10,640	$13,346
Revisions of previous estimates	(892)	(3,273)	757
Net changes in price and production costs	(3,062)	4,072	(2,209)
Royalty income	(832)	(1,808)	(2,332)
Accretion of discount	863	862	1,078
Net changes in standardized measure	$(3,923)	$(147)	$(2,706)
Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$6,570	$10,493	$10,640

•
The Hugoton Royalty represents approximately 0% and 3% of the standardized measure of future royalty income for 2020 and 2019, respectively.

•
Standardized measure at December 31, 2020 was calculated using natural gas prices of $1.76 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $1.82 per Mcf for San Juan Basin — New Mexico Royalty Properties and $0.78 per Mcf for the San Juan Basin-Colorado Royalty Properties, natural gas liquids prices of $6.04 per barrel (“Bbl”) for Hugoton Royalty Properties and $14.63 per Bbl for the San Juan Basin Royalty Properties, and oil and condensate prices of $29.01 per Bbl for the San Juan Basin Royalty Properties.

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
As of the end of the period covered by this report, the trust officer acting on behalf of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trustee’s disclosure controls and procedures. The officer acting on behalf of the Trustee concluded that the Trust’s disclosure controls and procedures were effective with respect to the Trustee and its employees.
Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. “Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development” and “— The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.
The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 of this Form 10-K for information concerning controls and procedures with respect to the Royalty and information related to the Trustee’s review of certain information and calculations by the Working Interest Owners.
Trustee’s Report on Internal Control over Financial Reporting.   The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control — Integrated Framework (2013),” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.
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
The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the corporate trustee’s code of ethics.
The Trust does not have a board of directors, and therefore, does not have an audit committee, an audit committee financial expert, or a nominating committee.
Section 16(a) Beneficial Ownership Reporting Compliance.
The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2020.
Item 11.   Executive Compensation.
Not applicable.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 31, 2021, except as set forth below. The following information has been obtained from public filings with the SEC.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Wells Fargo & Company	125,105(1)	6.71%

(1)
Based on a Schedule 13G/A filed on February 11, 2021 by Wells Fargo & Company, Wells Fargo Advisors Financial Network, LLC and Wells Fargo Clearing Services, LLC (collectively, “Wells Fargo”). The principal business office address for Wells Fargo is 420 Montgomery Street, San Francisco, CA 94163.

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

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust’s financial statements for the years ended December 31, 2020 and 2019, as well as fees billed for other services rendered by KPMG LLP.
	2020	2019
Audit fees(1)	$580,000	$525,000
Audit-related fees	—	—
Tax fees(2)	92,000	90,000
All other fees	—	—
Total fees	$672,000	$615,000

(1)
Audit fees consist of fees for the audit of the Trust’s financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2020 and 2019. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust’s tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2020 and 2019. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)   Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated.
(a)(2)   Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3)   Exhibits
Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
4(f)	Description of Trust Units (Incorporated by reference to Exhibit 4(f) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019)
23	Consent of Miller and Lents, Ltd.
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Summary Reserve Report from Miller and Lents

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
March 31, 2021
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.