Form 10-Q
period 2021-03-31
MESA ROYALTY TRUST/TX
filed 2021-05-17
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021
☐
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
(Registrant’s Telephone Number, Including Area Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 17, 2021 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Note 1 — Trust Organization and Provisions”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, plans and objectives, oil and natural gas prices, information regarding future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalty (as defined in “Note 1 — Trust Organization and Provisions”), and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended March 31,
	2021	2020
Royalty income	$36,515	$378,284
Interest income	27	4,328
General and administrative expense	(34,302)	(17,639)
Income available for distribution prior to cash reserves withheld for Trust expenses	2,240	364,973
Cash reserves withheld for current Trust expenses	(2,240)	—
Distributable income	$—	$364,973
Distributable income per unit	$0.0000	$0.1958
Units outstanding	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and short-term investments	$1,078,725	$1,076,485
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(40,498,573)	(40,984,296)
Total assets	$2,587,186	$2,590,223
LIABILITIES AND TRUST CORPUS
Distributions payable	$—	$—
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,587,186	2,590,223
Total liabilities and trust corpus	$2,587,186	$2,590,223
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$2,590,223	$2,584,522
Cash reserves withheld for current Trust expenses	2,240	—
Distributable income	—	364,973
Distributions to unitholders	—	(467,813)
Amortization of net overriding royalty interest	(5,277)	(32,389)
Trust corpus, end of period	$2,587,186	$2,449,293
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Trust Organization and Provisions
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
Hugoton Royalty Properties   On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the “Purchase Agreement”), by and among Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP (“Scout”). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
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
Following IKAV’s acquisition of BP’s interest in the San Juan Basin-Colorado Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During the transition period, Net Proceeds income statements and proceeds were received by the Trust from BP through the Trust month of January 2021. As reported by IKAV, the BP statements did not include expenses attributable to IKAV for this period. IKAV’s statement for the Trust month of January 2021 includes expenses of $3,627 and proceeds to be received of $34,579 and differs from the BP statement expenses of $1,691 and proceeds of $36,515 received by the Trust for the month of January 2021. According to IKAV, in the future it is expected that there will be additional adjustments on the monthly statements for deficit or overpayment amounts until all transition period differences are resolved.
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
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018. For the three months ended March 31, 2021, Hilcorp reconciled seven additional historical amounts (including the incremental costs of approximately $1.1 million referred to below) for the accounting months of August 2018 through February 2019, which resulted in a charge to the Trust of $975,792. As of March 31, 2021, Hilcorp has informed the Trust that its true-up reconciliation for the estimates of revenue and expenses is complete.
Although all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled, Net Proceeds from the San Juan Basin — New Mexico Properties that would otherwise be payable to the Trust in subsequent periods will continue to be adjusted against the outstanding charge until such amounts are fully recovered by Hilcorp. For the three months ended March 31, 2021, Net Proceeds from the San Juan Basin — New Mexico Properties adjusted against the outstanding charge and recovered by Hilcorp were $233,434, leaving a balance of $742,358 to be recovered from future proceeds, if any. Because of the anticipated future offset, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the three months ended March 31, 2021 may not be representative of Net Proceeds that will be received in future quarters.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. For the three months ended March 31, 2021, Hilcorp reconciled these costs resulting in a charge to the Trust for which the amount is included in the true up of historical amounts referred to above. Net Proceeds from the San Juan Basin — New Mexico Properties that would otherwise be payable to the Trust in subsequent periods will continue to be adjusted against the outstanding charge until such amounts are fully recovered by Hilcorp. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See “Contracts” under Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.
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
(d)   the Trustee will make cash distributions to the unitholders in January, April, July and October each year as discussed more fully in “Note 2 — Basis of Presentation”;
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee’s services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2021, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through March 31, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee plans to continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2021, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2020.
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
The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 and are available upon request from the Trustee.
Note 2 — Basis of Presentation
The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of March 31, 2021	As of December 31, 2020
Hugoton Properties	$389,984	$430,888
San Juan Basin – Colorado Properties – Red Willow	38,736	36,453
San Juan Basin – New Mexico Properties – Hilcorp	760,777	18,874
Total	$1,189,497	$486,215
Excess production costs result when costs, charges, and expenses attributable to a Royalty Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.
Note 6 — Distributable Income Per Unit
For each month in the three months ended March 31, 2021, the Trust announced in a press release that there would be no distribution paid to unitholders, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners.

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
For the three months ended March 31, 2021, the Trustee increased the Contingent Reserve by (1) $8,565 for a reimbursement not received from Hilcorp until January 2021 but included in the December 2020 distribution to unitholders calculation, (2) $36,515 of Royalty income received in February from IKAV but withheld as cash reserves for current Trust expenses and (3) $27 for interest earned on the operating and reserve accounts. For the three months ended March 31, 2021, the Trustee decreased the Contingent Reserve by $42,867 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended March 31, 2021.
As of March 31, 2021, the value of the Contingent Reserve was $1,078,725, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended March 31,
	2021	2020
Distributable Income Before Reserve for Contingent Liabilities and Expenses	$2,240	$364,973
Increase in the Contingent Reserve	(45,107)	(45,897)
Withdrawal from the Contingent Reserve	42,867	148,737
Distributable income Available for Distribution	$—	$467,813
Distributable income Available for Distribution per unit	$—	$0.2510
Units outstanding	1,863,590	1,863,590
Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
The following review of the financial condition and results of operations of Mesa Royalty Trust (the “Trust”) should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Trust was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the “Trust Indenture”). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the “Royalty”) equal to 11.44% of 90% of the Net Proceeds (as defined and described in an Overriding Royalty Conveyance dated as of November 1, 1979 (the “Conveyance”)) attributable to the specified interest in certain producing oil and gas properties located in the:

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

On November 22, 2019, Riviera completed the sale of its interest in its remaining properties located in the Hugoton Basin under the Purchase and Sale Agreement, dated August 28, 2019 (the “Purchase Agreement”), by and among Riviera Upstream, LLC, Riviera Operating, LLC and Scout Energy Group V, LP (“Scout”). Pursuant to the Purchase Agreement, Riviera divested all of its interest in oil and gas assets and contracts in the Hugoton Royalty Properties. Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
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
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, plans and objectives, oil and natural gas prices, information regarding future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalty, and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. Whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.
SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Conveyance.
The Trust’s Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020 there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the COVID-19 pandemic and an oversupply of crude oil. Both factors put substantial downward pressure on the price of oil and natural gas during 2020. Although there has been an increase in the price for natural gas in the first quarter of 2021, the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices. For each month in the three months ended March 31, 2021, the Trust announced in a press release that there would be no distribution paid to unitholders, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners.
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

	Three Months Ended March 31,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$911,428	$248,710	$61,364	$511,750	$210,593	$24,365
Less the Trust’s proportionate share of:
Capital costs recovered	(1,034,362)	(1,598)	(161,364)	(17,323)	(8,121)	(1,757)
Operating costs	(518,460)	(146,828)	(25,657)	(216,741)	(108,544)	(15,119)
Net proceeds(2)	$(641,394)	$100,284	$(125,657)	$277,686	$93,928	$7,489
Royalty income(2)	$36,515	$—	$—	$275,585	$95,210	$7,489
Average sales price	$1.44	$—	$—	$1.62	$18.45	$44.19
Average production costs(3)	$61.28	$—	$—	$1.37	$22.60	$99.59
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	25,340	—	—	170,566	5,162	169

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

San Juan Basin — New Mexico Properties.   Excess production costs in the amount of $18,418 and $7,472 as of March 31, 2021 and 2020, respectively, were related to the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $2,151, respectively for the three months ended March 31, 2021, and 2020. Hilcorp recovered prior period excess production costs of $456 and $0, respectively related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended March 31, 2021 and 2020.
Excess production costs in the amount of $742,359 and $0 as of March 31, 2021 and March 31, 2020, respectively, and for the three months ended March 31, 2021 and 2020, respectively, were related to the San Juan Basin — New Mexico Properties operated by Hilcorp.
San Juan Basin — Colorado Properties.   Excess production costs in the amount of $38,736 and $26,627 as of March 31, 2021 and March 31, 2020, respectively, were related to the San Juan Basin — Colorado Properties operated by Red Willow. Excess production costs related to the San Juan

Basin — Colorado Properties operated by Red Willow were approximately $2,284 and $0 for the three months ended March 31, 2021 and 2020, respectively. Red Willow recovered prior period excess production costs of $0 and $2,970, respectively related to the San Juan Basin — Colorado Properties operated by Red Willow during each of the quarters ended March 31, 2021 and 2020.
Hugoton Royalty Properties.   Excess production costs in the amount of $389,984 and $0 as of March 31, 2021 and 2020, respectively, were related to the Hugoton Royalty Properties. Excess production costs related to the Hugoton Properties were approximately $0 for both the three months ended March 31, 2021 and the three months ended March 31, 2020. Scout recovered prior period excess production costs of $40,904 and $0, respectively related to the Hugoton Royalty Properties during each of the quarters ended March 31, 2021 and 2020.
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

(5)
Subject to adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed by Hilcorp. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Operational Overview — San Juan Basin Royalty Properties of this Form 10-Q.

Three Months Ended March 31, 2021 and 2020
Financial Review
	Three Months Ended March 31,
	2021	2020
Royalty income	$36,515	$378,284
Interest income	27	4,328
General and administrative expense	(34,302)	(17,639)
Income available for distribution prior to cash reserves withheld for Trust expenses	2,240	364,973
Cash reserves withheld for current Trust expenses	(2,240)	—
Distributable income	—	364,973
Distributable income per unit	$—	$0.1958
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $36,515 for the quarter ended March 31, 2021, as compared to $378,284 for the quarter ended March 31, 2020. This decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by both Scout and Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020.

The Trust’s Interest income for the quarters ended March 31, 2021 and 2020 was $27 and $4,328, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2021 through March 31, 2021.
General and Administrative Expense.   General and administrative expense was $34,302 and $17,639 for the three months ended March 31, 2021 and 2020, respectively. The Trustee’s fees are included in general and administrative expense. The increase for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily a result of the timing of receipt of expense reimbursements in both 2021 and 2020. If the Trust had received such reimbursements timely, general and administrative expenses for the three months ended March 31, 2021 and 2020 would have been $42,867 and $41,268, respectively.
For the quarter ended March 31, 2021, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through March 31, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee plans to continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2021, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2020. As of each of the quarters ended March 31, 2021 and 2020, there were $0 of unreimbursed expenses.
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. For the three months ended March 31, 2021, the Trustee increased the Contingent Reserve by (1) $8,565 for a reimbursement not received from Hilcorp until January 2021 but included in the December 2020 distribution to unitholders calculation, (2) $36,515 of Royalty income received in February from IKAV but withheld as cash reserves for current Trust expenses and (3) $27 for interest earned on the operating and reserve accounts. For the three months ended March 31, 2021, the Trustee decreased the Contingent Reserve by $42,867 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended March 31, 2021.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2021 was $0, representing $0 per unit, as compared to $467,813, representing $0.2510 per unit, for the quarter ended March 31, 2020. Based on 1,863,590 units outstanding for the quarters ended March 31, 2021 and 2020, respectively, the per unit distributions for each month in such periods were as follows:

	2021	2020
January	$—	$0.0782
February	—	0.0507
March	—	0.1221
	$—	$0.2510
Operational Review
In 2020, the business of the Working Interest Owners was adversely affected by the COVID-19 pandemic and the containment measures being taken to mitigate its impact. The oil and gas industry experienced sharp declines in the demand for crude oil and natural gas worldwide. The global economy and commodity prices were severely negatively impacted, as economic activity and demand for energy declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The effects from the pandemic continue to have a material adverse effect on Trust distributions. The Trust has not made a distribution to unitholders since the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. There is no indication if or when distributions may be announced in future periods.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the first quarter of 2021.
	Three Months Ended March 31,
	2021	2020
Royalty income attributable to Hugoton Royalty Properties	$—	$100,552
Operating costs attributable to Hugoton Royalty Properties	$298,495	$13,726
Capital expenditures attributable to Hugoton Royalty Properties	$13,237	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 in the first quarter of 2021 from $100,552 in the first quarter of 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. If not for the recovery withholding by Scout, royalty income attributable to the Hugoton Royalty Properties would have been $40,903 in the first quarter of 2021 as compared to $100,552 for the quarter ended March 31, 2020. This decrease was primarily a result of higher operating and capital costs and lower natural gas liquids prices, offset in part by higher natural gas prices from the Hugoton Royalty Properties in the first quarter of 2021 as compared to the first quarter of 2020.
Operating Costs and Capital Expenditures.   Operating costs were $298,495 in the first quarter of 2021, as compared to $13,726 in the first quarter of 2020. The increase was primarily a result of reporting only

January 2020 operating costs from Scout because February and March operating costs were not recognized until the receipt of Royalty income in April 2020. If operating costs were reported for all three months in the quarter ended March 31, 2020, the operating costs would have been $235,749 in the first quarter of 2020. The increase in the first quarter of 2021 as compared to the first quarter of 2020, after 2020 was adjusted, of 27% is because final settlement of the acquisition by Scout from the prior Working Interest Owner, Riviera, had not occurred as of March 31, 2020. Scout informed the Trustee that due to outstanding expenses not settled with Riviera and expenses from vendors not received as a result of transition of operations to Scout, expenses were much lower in the first quarter of 2020 as compared to the first quarter of 2021. Capital expenditures attributable to the Hugoton Royalty Properties were $13,237 and $0, respectively, during each of the quarters ended March 31, 2021 and 2020.
	Three Months Ended March 31,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.41	$15.62	$—	$2.78	$18.09	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	85,050	4,031	—	30,816	1,555	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	27,325	1,366	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended March 31,
	2021	2020
Royalty income attributable to San Juan Basin – Colorado Properties	$36,515	$101,746
Operating costs attributable to San Juan Basin – Colorado Properties	$8,015	$29,509
Royalty Income. Royalty income from the San Juan Basin — Colorado Royalty Properties was $36,515 during the first quarter of 2021, as compared to $101,746 during the first quarter of 2020. The decrease was primarily a result of reporting only January 2021 Royalty income from BP (IKAV) because February and March 2021 Royalty income from IKAV was not received by the Trust in the quarter ended March 31, 2021. IKAV remitted revenue to the Trust for February and March in May 2021, however, IKAV has informed the Trust that the revenue remitted does not include operating expenses as IKAV has not yet calculated the operating expenses the Trust for the months of February and March 2021.
Operating Costs.   Operating costs on these properties were $8,015 in the first quarter of 2021, as compared to $29,509 in the first quarter of 2020. The decrease was primarily a result of reporting only January 2021 Royalty income and related expenditures from BP (IKAV) because February and March 2021 Royalty income and related expenditures from IKAV were not received by the Trust in the quarter ended March 31, 2021.
	Three Months Ended March 31,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.44	$—	$—	$1.03	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	30,174	—	—	129,620	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	25,340	—	—	98,625	—	—
Following IKAV’s acquisition of BP’s interest in the San Juan Basin — Colorado Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During the transition period, Net Proceeds income statements and proceeds were received by the Trust from BP through the Trust month of January 2021. As reported by IKAV, the BP statements did not include expenses attributable to IKAV for this period. IKAV’s statement for the Trust month of January 2021 includes expenses of $3,627 and proceeds to be received of $34,579 and differs from the BP statement expenses of $1,691 and proceeds of $36,515 received by the Trust for the month of January 2021. According to IKAV, in the future it is expected that there will be additional adjustments on the monthly statements for deficit or overpayment amounts until all transition period differences are resolved.
San Juan Basin — New Mexico Properties
	Three Months Ended March 31,
	2021	2020
Royalty income attributable to San Juan Basin – New Mexico Properties	$—	$175,986
Operating costs attributable to San Juan Basin – New Mexico Properties	$384,435	$297,169
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$1,184,088	$27,201
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $0 during the first quarter of 2021, as compared to 175,986 during the first quarter of 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. Such amounts will be recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in future periods. In addition to the above, the decrease in Royalty income was also due to increased operating and capital expenditures and lower prices for natural gas liquids, offset in part by higher prices for natural gas and oil and condensate in the first quarter of 2021 as compared to the first quarter of 2020.
Operating Costs and Capital Expenditures.   Operating costs were $384,435 in the first quarter of 2021, an increase of approximately 29% as compared to $297,169 in the first quarter of 2020. Capital expenditures on these properties were $1,184,088 in the first quarter of 2021, an increase of approximately $1,156,887 as compared to $27,201 in the first quarter of 2020. Both increases were due primarily to including seven months true-up of historical amounts by Hilcorp in the three months ended March 31, 2021 (including approximately $1.1 million attributable to the Trust incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties) compared to including three months true-up in the same period in 2020.
	Three Months Ended March 31,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.66	$15.08	$45.95	$2.20	$18.57	$44.19
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	158,343	12,323	1,335	132,837	9,809	551
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	—	—	—	44,616	3,796	169
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis, which will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018. For the three months ended March 31, 2021, Hilcorp reconciled seven additional historical amounts (including the incremental costs of approximately $1.1 million referred to below) for the accounting months of August 2018 through February 2019, which resulted in a charge to the Trust of $975,792. As of March 31, 2021, Hilcorp has informed the Trust that its true-up reconciliation for the estimates of revenue and expenses is complete.
Although all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled, Net Proceeds from the San Juan — New Mexico Properties will continue to be adjusted against the outstanding charge until fully recovered by Hilcorp. For the three months ended March 31, 2021, Net Proceeds from the San Juan Basin — New Mexico Properties adjusted against the outstanding charge and recovered by Hilcorp were $233,434, leaving a balance of $742,358 to be recovered from future proceeds, if any. Because of the anticipated future offset, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the quarter ended March 31, 2021 may not be representative of Net Proceeds that will be received in future quarters.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. For the three months ended March 31, 2021, Hilcorp reconciled these costs resulting in a charge to the Trust which amount is included in the true up of historical amounts referred to above. Net Proceeds from the San Juan — New Mexico Properties will continue to be adjusted against the outstanding charge until fully recovered by Hilcorp. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
Pursuant to the Trust Indenture, the Trust is not required to pay to Hilcorp any amounts that could be owed if the estimated revenue exceeded actual revenue figures in past periods, plus any additional required costs. However, Hilcorp may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This will result in a decrease in Net Proceeds paid to the Trust and could result in a future material reduction in distributions to the Trust’s unitholders.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
None.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by the Working Interest Owners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Trust officer acting on behalf of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trustee’s disclosure controls and procedures. The officer acting on behalf of the Trustee concluded that the Trust’s disclosure controls and procedures were effective.
Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. “Other Information — Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development” and “The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures of the Trustee regarding information under its control.
The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Part II, Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning controls and procedures with respect to the Royalty.
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

PART II — OTHER INFORMATION
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. During the quarter ended March 31, 2021, there was no material change in such risk factors.
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
Date: May 17, 2021
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided.