Form 10-Q
period 2021-06-30
MESA ROYALTY TRUST/TX
filed 2021-08-16
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from         to
Commission File Number: 1-7884
MESA ROYALTY TRUST
(Exact name of registrant as specified in its charter)
Texas	76-6284806
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, Floor 16 Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)
1-713-483-6020
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MTR	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 16, 2021 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Note 1 — Trust Organization and Provisions”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, plans and objectives, oil and natural gas prices, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalty (as defined in “Note 1 — Trust Organization and Provisions”), and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the risks discussed herein, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I — FINANCIAL INFORMATION
Item 1.
Financial Statements.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalty income	$594,172	$275,119	$630,687	$653,403
Interest income	31	1,314	58	5,642
General and administrative expense	(61,851)	(75,656)	(96,153)	(93,295)
Income available for distribution prior to cash reserves withheld for Trust expenses	532,352	200,777	534,592	565,750
Cash reserves withheld for current Trust expenses	—	—	(2,240)	—
Distributable income	$532,352	$200,777	$532,352	$565,750
Distributable income per unit	$0.2857	$0.1077	$0.2857	$0.3036
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and short-term investments	$1,611,077	$1,076,485
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,013,540)	(40,984,296)
Total assets	$3,095,571	$2,590,223
LIABILITIES AND TRUST CORPUS
Distributions payable	$537,730	$—
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,557,841	2,590,223
Total liabilities and trust corpus	$3,095,571	$2,590,223
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$2,587,186	$2,449,293	$2,590,223	$2,584,522
Cash reserves withheld for current Trust expenses	—	—	2,240	—
Distributable income	532,352	200,777	532,352	565,750
Distributions to unitholders	(537,730)	(76,872)	(537,730)	(544,685)
Amortization of net overriding royalty interest	(23,967)	(26,053)	(29,244)	(58,442)
Trust corpus, end of period	$2,557,841	$2,547,145	$2,557,841	$2,547,145
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
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”); and

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the San Juan Basin — New Mexico Properties, the “San Juan Basin Royalty Properties”, and together with the Hugoton Royalty Properties, the “Royalty Properties”).

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
Hugoton Royalty Properties.   On November 22, 2019, Riviera Resources, Inc. (“Riviera”) completed the sale of its interest in its remaining properties located in the Hugoton Basin to Scout Energy Group V, LP (“Scout”). Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
San Juan Basin — Colorado Properties.   On April 30, 1991, MLP sold to Conoco, Inc. (“ConocoPhillips”) its interests in the San Juan Basin Royalty Properties (the “San Juan Basin Sale”). The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from Pioneer Natural Resources’

working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to SIMCOE LLC, an affiliate of IKAV Energy Inc. (“Simcoe”). BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. Simcoe and Red Willow currently operate the San Juan Basin — Colorado Properties.
Following Simcoe’s acquisition of BP’s interest in the San Juan Basin-Colorado Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During the transition period, Net Proceeds were received by the Trust from BP through the Trust month of January 2021. As reported by Simcoe, the BP statements did not include expenses attributable to Simcoe for this period. According to Simcoe, in the future it is expected that there will be additional adjustments on the monthly statements for deficit or overpayment amounts until all transition period differences are resolved.
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 includes adjusted proceeds for prior periods. There was unusually high pricing due to extreme winter weather in early 2021, and income for subsequent periods was reduced as pricing declined. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in future periods. Any reduction in income paid to the Trust for these properties may materially reduce or eliminate distributions to the Trust’s unitholders in future periods.
San Juan Basin — New Mexico Properties.   Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin — New Mexico Properties, except a small number of properties that had been assigned to XTO Energy, Inc. (“XTO”) effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP (“Hilcorp”), an affiliate of Hilcorp Energy Company. On March 29, 2018, XTO sold to Hilcorp its interests in the San Juan Basin — New Mexico Properties. Hilcorp currently operates all of the San Juan Basin — New Mexico Properties.
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis. These amounts will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018. For the three months ended March 31, 2021, Hilcorp reconciled seven additional historical amounts (including the incremental costs of approximately $1.1 million referred to below) for the accounting months of August 2018 through February 2019, which resulted in a charge to the Trust of $975,792. Hilcorp has informed the Trust that its true-up reconciliation for the estimates of revenue and expenses is complete.
Although Hilcorp has indicated that all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled, Net Proceeds from the San Juan Basin — New Mexico Properties that would otherwise be payable to the Trust in subsequent periods will continue to be adjusted against the outstanding excess production costs until such amounts are fully recovered by Hilcorp.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Hilcorp has reconciled these costs resulting in a charge to the Trust for which the amount is included in the true up of historical amounts referred to above. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
In April 2021, Hilcorp informed the Trust that Hilcorp is in process of a system conversion that has delayed the ability to provide current information. For the Trust distribution months of April, May and June 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 to June 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, when the system conversion is complete, Hilcorp will perform a true-up of the estimated amounts and provide the true-up to the Trust.
For the six months ended June 30, 2021, Net Proceeds from the San Juan Basin — New Mexico Properties adjusted against the outstanding excess production costs and recovered by Hilcorp were $505,380, leaving a balance of $470,412 to be recovered from future proceeds, if any. Because of the anticipated future offset, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the six months ended June 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
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
As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated. Scout, Simcoe, Red Willow and Hilcorp are each individually referred to herein as “Working Interest Owner” or collectively as the “Working Interest Owners.”
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
(e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s Royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and
(f)   Scout, Hilcorp, and Simcoe will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, of general and administrative expenses of the Trust.
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee’s services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2021, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2021. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through June 30, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2021, the Trustee’s fees were $108,288 and the

Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2020. For the six months ended June 30, 2021, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2020.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of June 30, 2021	As of December 31, 2020
Hugoton Properties	$348,983	$430,888
San Juan Basin – Colorado Properties – Red Willow	31,325	36,453
San Juan Basin – New Mexico Properties – Hilcorp	486,696	18,874
Total	$867,004	$486,215

Excess production costs result when costs, charges, and expenses attributable to a Royalty Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs are recoverable by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust.
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
For the three months ended June 30, 2021, the Trustee increased the Contingent Reserve by (1) $31 for interest earned on the operating and reserve accounts, (2) $156 received from BP/Amoco in April 2021, the receipt of which is pending identification from Simcoe and (3) $594,172 of proceeds received in May and June 2021 from Simcoe, $560,409 of which is included in the May and June 2021 distributions to unitholders, and the remaining $33,763 of which was received from Simcoe in June 2021 after the distribution to unitholders had been announced for the month of June 2021, which proceeds were included in the July 2021 distribution to unitholders.
For the three months ended June 30, 2021, the Trustee decreased the Contingent Reserve by (1) $62,007 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended June 30, 2021 and (2) $537,730 for the distribution payable to unitholders in July 2021.
For the six months ended June 30, 2021, the Trustee increased the Contingent Reserve by (1) $8,565 for a reimbursement not received from Hilcorp until January 2021 but included in the December 2020 distribution to unitholders calculation, (2) $36,515 of Royalty income received in February 2021 from Simcoe but withheld as cash reserves for current Trust expenses, (3) $27 for interest earned on the operating and reserve accounts for the quarter ended March 31, 2021, (4) $31 for interest earned on the Reserve and Operating accounts, (5) $156 received from Amoco in April 2021, receipt of which is pending identification and (6) $594,172 of income received in May and June from Simcoe, $560,409 of which is included in the May and June 2021 distributions to unitholders, and the remaining $33,763 of which was received from Simcoe in June 2021 after the distribution to unitholders had been announced for the month of June 2021. These proceeds were included in the July 2021 distribution to unitholders.
For the six months ended June 30, 2021, the Trustee decreased the Contingent Reserve by (1) $42,867 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended March 31, 2021, (2) $62,007 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended June 30, 2021 and (3) $537,730 for the distribution payable to unitholders in July 2021.
As of June 30, 2021, the value of the Contingent Reserve was $1,073,346, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributable income before reserve for contingent liabilities and expenses	$532,352	$200,777	$534,592	$565,750
Increase in Contingent Reserve	(594,359)	(148,476)	(639,466)	(194,373)
Withdrawal from Contingent Reserve	599,737	24,571	642,604	173,308
Distributable income available for distribution	$537,730	$76,872	$537,730	$544,685
Distributable income available for distribution per unit	$0.2885	$0.0412	$0.2885	$0.2922
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”); and

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the San Juan Basin — New Mexico Properties, the “San Juan Basin Royalty Properties”, and together with the Hugoton Royalty Properties, the “Royalty Properties”).

On November 22, 2019, Riviera Resources, Inc. (“Riviera”) completed the sale of its interest in its remaining properties located in the Hugoton Basin to Scout Energy Group V, LP (“Scout”). Since November 23, 2019, Scout has operated the Hugoton Royalty Properties.
Pursuant to past conveyances, Scout, Hilcorp, Simcoe and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, Simcoe and Red Willow being a “Working Interest Owner”, and together, the “Working Interest Owners”). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe and Red Willow

refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated.
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
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, plans and objectives, oil and natural gas prices, information regarding future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in “Note 1 — Trust Organization and Provisions”), the Royalty, and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the risks discussed herein and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Conveyance.
The Trust’s Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020 there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the COVID-19 pandemic and an oversupply of crude oil. Both factors put substantial downward pressure on the price of oil and natural gas during 2020. Although there has been an increase in the price for natural gas in the first half of 2021, including unusually high pricing due to extreme winter weather in early 2021, the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices.
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$1,148,384	$267,412	$8,919	$734,577	$228,173	$11,997
Less the Trust’s proportionate share of:
Capital costs recovered	(1,789)	(905)	(19)	(2,533)	(2,047)	(35)
Operating costs	(354,001)	(147,716)	(3,620)	(713,713)	(140,907)	(9,579)
Net proceeds(2)	$792,594	$118,791	$5,280	$18,331	$85,219	$2,383
Royalty income(2)	$594,172	$—	$—	$187,504	$85,182	$2,433
Average sales price	$5.16	$—	$—	$1.62	$10.96	$37.60
Average production costs(3)	$3.09	$—	$—	$6.18	$18.39	$148.60

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	115,090	—	—	115,904	7,774	65

	Six Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$2,059,812	$516,122	$70,284	$1,246,327	$438,765	$36,362
Less the Trust’s proportionate share of:
Capital costs recovered	(1,036,152)	(2,503)	(161,383)	(19,856)	(10,168)	(1,792)
Operating costs	(872,461)	(294,544)	(29,278)	(930,454)	(249,451)	(24,699)
Net proceeds(2)	$151,199	$219,075	$(120,377)	$296,018	$179,147	$9,872
Royalty income(2)	$630,687	$—	$—	$463,089	$180,392	$9,922
Average sales price	$4.47	$—	$—	$1.52	$13.34	$41.79
Average production costs(3)	$13.52	$—	$—	$3.12	$19.20	$111.59

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	141,218	—	—	304,230	13,520	237

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are reported by the Working Interest Owner net of a volumetric in-kind processing fee retained by Scout and Hilcorp, respectively.

(2)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of Gross Proceeds. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds (as defined in the Conveyance). The excess production costs are recoverable by the Working Interest Owners before any distribution of Royalty income will be made to the Trust.

San Juan Basin — New Mexico Properties.   Excess production costs in the amount of $16,284 and $11,903 as of June 30, 2021 and June 30, 2020, respectively, were related to the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $4,431, respectively, for the three months ended June 30, 2021, and 2020. Hilcorp recovered prior period excess production costs of $2,134 and $0, respectively related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended June 30, 2021 and 2020.
Excess production costs related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were approximately $0 and $6,582, respectively, for the six months ended June 30, 2021 and 2020. Hilcorp recovered prior period excess production costs of

$2,590 and $0, respectively related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the six months ended June 30, 2021.
Excess production costs in the amount of $470,412 and $0 as of June 30, 2021 and June 30, 2020, respectively, and for the six months ended June 30, 2021 and 2020, respectively were related to the San Juan Basin — New Mexico Properties operated by Hilcorp. Excess production costs related to the San Juan Basin — New Mexico Properties were approximately $0 and $0, respectively, for the three months ended June 30, 2021, and 2020. Hilcorp recovered prior period excess production costs of $271,947 and $0, respectively related to the San Juan Basin — New Mexico Properties during each of the quarters ended June 30, 2021 and 2020.
San Juan Basin — Colorado Properties.   Excess production costs in the amount of $31,325 and $32,890 as of June 30, 2021 and June 30, 2020, respectively, were related to the San Juan Basin — Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin — Colorado Properties operated by Red Willow were approximately $0 and $6,263, respectively, for the three months ended June 30, 2021 and 2020. Excess production costs related to the San Juan Basin — Colorado Properties operated by Red Willow were approximately $0 and $3,293, respectively, for the six months ended June 30, 2021 and 2020. Red Willow recovered prior period excess production costs of $7,411 and $0, respectively related to the San Juan Basin — Colorado Properties operated by Red Willow during each of the quarters ended June 30, 2021 and 2020. Red Willow recovered prior period excess production costs of $5,128 and $0, respectively related to the San Juan Basin — Colorado Properties operated by Red Willow during each of the six months ended June 30, 2021 and 2020.
Hugoton Royalty Properties.   Excess production costs in the amount of $348,983 and $156,135 as of June 30, 2021 and June 30, 2020, respectively, were related to the Hugoton Properties operated by Scout. Excess production costs related to the Hugoton Properties operated by Scout were approximately $0 and $156,135, respectively, for the three and six months ended June 30, 2021 and 2020. Scout recovered prior period excess production costs of $41,001 and $0, respectively related to the Hugoton Properties operated by Scout during each of the quarters ended June 30, 2021 and 2020. Scout recovered prior period excess production costs of $81,904 and $0, respectively related to the Hugoton Properties operated by Scout during each of the six months ended June 30, 2021 and 2020.
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

Three Months Ended June 30, 2021 and 2020
Financial Review
	Three Months Ended June 30,
	2021	2020
Royalty income	$594,172	$275,119
Interest income	31	1,314
General and administrative expense	(61,851)	(75,656)
Distributable income	$532,352	$200,777
Distributable income per unit	$0.2857	$0.1077
Units outstanding	1,863,590	1,863,590
Royalty Income.   The Trust’s Royalty income was $594,172 for the quarter ended June 30, 2021, as compared to $275,119 for the quarter ended June 30, 2020. This increase was primarily a result of revenue received from Simcoe in May 2021 which included adjusted proceeds for prior periods and also included unusually high pricing due to extreme winter weather in early 2021. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the net proceeds that would otherwise be payable to the Trust in future periods. There was no Royalty income received from either Scout or Hilcorp for the three months ended June 30, 2021, as actual expenses for both Scout and Hilcorp were greater than actual revenues in past periods. Such amounts are being recovered by both Scout and Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust.
The Trust’s interest income for the three months ended June 30, 2021 and 2020 was $31 and $1,314, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2021 through June 30, 2021.
General and Administrative Expense.   General and administrative expense was $61,851 and $75,656 for the three months ended June 30, 2021 and 2020, respectively. The Trustee’s fees are included in general and administrative expense. The decrease for the three months ended June 30, 2021 as compared to June 30, 2020 was primarily a result of the timing of expenses received and paid by the Trust.
For the quarter ended June 30, 2021, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through June 30, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended

June 30, 2021, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2020. As of each of the quarters ended June 30, 2021 and 2020, there were $0 and $0, respectively, of unreimbursed expenses.
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses.
For the three months ended June 30, 2021, the Trustee increased the Contingent Reserve by (1) $31 for interest earned on the operating and reserve accounts, (2) $156 received from BP/Amoco in April 2021, the receipt of which is pending identification from Simcoe and (3) $594,172 of proceeds received in May and June 2021 from Simcoe, $560,409 of which is included in the May and June 2021 distributions to unitholders, and the remaining $33,763 of which was received from Simcoe in June 2021 after the distribution to unitholders had been announced for the month of June 2021, which proceeds were included in the July 2021 distribution to unitholders.
For the three months ended June 30, 2021, the Trustee decreased the Contingent Reserve by (1) $62,007 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended June 30, 2021 and (2) $537,730 for the distribution payable to unitholders in July 2021.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2021 was $537,730, representing $0.2885 per unit, compared to $76,872, representing $0.0412 per unit, for the quarter ended June 30, 2020. Based on 1,863,590 units outstanding for the quarters ended June 30, 2021 and 2020, respectively, the per unit distributions for each month in such periods were as follows:
	2021	2020
April	$—	$0.0176
May	0.2714	0.0236
June	0.0171	—
	$0.2885	$0.0412
Operational Review
In 2020, the business of the Working Interest Owners was adversely affected by the COVID-19 pandemic and measures taken to mitigate its impact. The oil and gas industry experienced sharp declines in the demand for crude oil and natural gas worldwide. The global economy and commodity prices were severely negatively impacted, as economic activity and demand for energy declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The effects from the pandemic continue to have a material adverse effect on Trust distributions.

The Trust did not make distributions to unitholders from the time of the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, until the income distribution for the months of May and June 2021, paid to unitholders on July 30, 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. All income received in May and June 2021 came from Simcoe. No income was received in May or June 2021 from any other working interest owner. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the net proceeds that would otherwise be payable to the Trust in future periods. Any reduction in income paid to the Trust for these properties may materially reduce or eliminate distributions to the Trust’s unitholders in future periods. There is no indication if or when distributions may be announced in the future.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the second quarter of 2021.
	Three Months Ended June 30,
	2021	2020
Royalty income attributable to Hugoton Royalty Properties	$—	$147,893
Operating costs attributable to Hugoton Royalty Properties	$293,587	$584,064
Capital expenditures attributable to Hugoton Royalty Properties	$1,377	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 in the second quarter of 2021 from $147,893 in the second quarter of 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts are being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. Hugoton Royalty income for the quarter ended June 30, 2020 included Royalty income for February and March 2020 as this Royalty income was not received by the Trust until April 2020. If Royalty income from Hugoton for February and March 2020 had been received by the Trust in the quarter ended March 31, 2020, Hugoton’s Royalty income for the quarter ended June 30, 2020 would have been $0 as Hugoton’s expenses exceeded the proceeds for the quarter.
Operating Costs and Capital Expenditures.   Operating costs were $293,587 in the second quarter of 2021 as compared to $584,064 in the second quarter of 2020. The decrease was primarily a result of reporting operating costs from Hugoton for February and March 2020 in April 2020 as the associated Royalty income was not received by the Trust until April 2020. If operating costs were reported for February and March in the quarter ended March 31, 2020, the operating costs would have been $362,041 in the second quarter of 2020. This decrease of approximately 19% was primarily due to corrections to prior years’ expenses made in the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020. Capital expenditures attributable to the Hugoton Royalty Properties were $1,377 in the second quarter of 2021, as compared to $0 in the second quarter of 2020.

	Three Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.63	$16.93	$—	$2.83	$9.39	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	72,895	4,224	—	173,732	8,948	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	39,720	3,775	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended June 30,
	2021	2020
Royalty income attributable to San Juan Basin – Colorado Properties	$594,172	$11,832
Operating costs attributable to San Juan Basin – Colorado Properties	$1,706	$34,376
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $594,172 during the second quarter of 2021, compared to $11,832 during the second quarter of 2020. The increase was primarily a result of revenue received from Simcoe in May 2021 which included adjusted proceeds for prior periods and also included unusually high pricing due to extreme winter weather in early 2021. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the net proceeds that would otherwise be payable to the Trust in future periods.
Operating Costs.   Operating costs on these properties were $1,706 in the second quarter of 2021, a decrease of approximately $32,670 as compared to $34,376 in the second quarter of 2020. The decrease was primarily the result of reductions of $17,302 made by Simcoe to operating costs to account for overpayments made to the Trust in the second quarter of 2021. If not for the reductions, operating costs would have been $19,008 for the three months ended June 30, 2021, a decrease of 45% from operating costs in the three months ended June 30, 2020.
	Three Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$5.16	$—	$—	$0.42	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	118,716	—	—	86,529	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	115,091	—	—	27,914	—	—
San Juan Basin — New Mexico Properties
	Three Months Ended June 30,
	2021	2020
Royalty income attributable to San Juan Basin – New Mexico Properties	$—	$115,394
Operating costs attributable to San Juan Basin – New Mexico Properties	$210,044	$245,759
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$1,336	$4,615
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $0 during the second quarter of 2021 as compared with Royalty income of $115,394 during the second quarter of 2020. This decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. If not for the recovery withholding by Hilcorp, Royalty income received from Hilcorp would have been $271,947 in the second quarter of 2021 as compared to $115,394 for the quarter ended June 30, 2020. Hilcorp has informed the Trust that Hilcorp is in process of a system conversion that has delayed the ability to provide current information. For each month in the quarter ended June 30, 2021, Hilcorp recorded estimates of revenues and expenses based on its December 2020 production month. Hilcorp estimated $90,649 in Net Proceeds to the Trust for each of the three months ended June 30, 2021. When the system conversion is complete, Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by month basis. These adjustments will be recognized by the Trust in accordance with the Trust’s modified cash basis of accounting. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the three months ended June 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.

Operating Costs and Capital Expenditures.   Operating costs were $210,044 in the second quarter of 2021, a decrease of approximately 15% as compared to $245,759 in the second quarter of 2020. The decrease was primarily a result of Hilcorp estimating expenses due to a system conversion that delayed the ability to provide current information for each month in the three months ended June 30, 2021 and also due to including September 2017 through December 2017 true-ups of historical amounts by Hilcorp in the three months ended June 30, 2020 as compared to no true-up of historical amounts in the three months ended June 30, 2021. Hilcorp has informed the Trust that this true-up reconciliation of historical amounts for the estimates of revenue and expenses is complete.
Capital expenditures on these properties were $1,336 in the second quarter of 2021, as compared to $4,615 in the second quarter of 2020.
	Three Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.02	$17.32	$36.60	$1.31	$12.43	$37.60
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	138,806	11,310	244	155,724	11,528	319
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	—	—	—	48,271	3,999	65
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis. These amounts will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust in reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018. For the three months ended March 31, 2021, Hilcorp reconciled seven additional historical amounts (including the incremental costs of approximately $1.1 million referred to below) for the accounting months of August 2018 through February 2019, which resulted in a charge to the Trust of $975,792. As of March 31, 2021, Hilcorp informed the Trust that its true-up reconciliation for the estimates of revenue and expenses is complete.
Although all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 are fully reconciled, Net Proceeds from the San Juan Basin — New Mexico Properties that would otherwise be payable to the Trust in subsequent periods will continue to be adjusted against the outstanding excess production costs until such amounts are fully recovered by Hilcorp.
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. As of March 31, 2021, Hilcorp reconciled these costs resulting in a charge to the Trust for which the amount is included in the true up of historical amounts referred to above. Net Proceeds from the San Juan Basin — New Mexico Properties that would otherwise be payable to the Trust in subsequent periods will continue to be adjusted against the outstanding charge until such amounts are fully recovered by Hilcorp. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
For the three months ended June 30, 2021, Net Proceeds from the San Juan Basin — New Mexico Properties adjusted against the outstanding excess production costs and recovered by Hilcorp were $271,947, leaving a balance of $470,412 to be recovered from future proceeds, if any. Because of the anticipated future offset, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the quarter ended June 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
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
Six Months Ended June 30, 2021 and 2020
Financial Review
	Six Months Ended June 30,
	2021	2020
Royalty income	$630,687	$653,403
Interest income	58	5,642
General and administrative expense	(96,153)	(93,295)
Income available for distribution prior to cash reserves withheld for Trust expenses	534,592	565,750
Cash reserves withheld for current Trust expenses	(2,240)	—
Distributable income	$532,352	$565,750
Distributable income per unit	$0.2857	$0.3036
Units outstanding	1,863,590	1,863,590
Royalty Income.   The Trust’s Royalty income was $630,687 for the six months ended June 30, 2021, a decrease of approximately 3% as compared to $653,403 for the six months ended June 30, 2020 primarily as a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by both Scout and Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the first six months of 2021 as compared to the first six months of 2020. The Trust’s interest income for the six months ended June 30, 2021 and 2020 was $58 and $5,642, respectively.
General and Administrative Expense.   General and administrative expense was $96,153 and $93,295 for the six months ended June 30, 2021 and 2020, respectively. The Trustee’s fees are included in general and administrative expense.
For the six months ended June 30, 2021, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through June 30, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the six months ended June 30, 2021, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2020. As of each of the six-month periods ended June 30, 2021 and 2020, there were $0 and $0, respectively, of unreimbursed expenses.
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses.
For the six months ended June 30, 2021, the Trustee increased the Contingent Reserve by (1) $8,565 for a reimbursement not received from Hilcorp until January 2021 but included in the December 2020 distribution to unitholders calculation, (2) $36,515 of Royalty income received in February 2021 from Simcoe but withheld as cash reserves for current Trust expenses, (3) $27 and $31 for interest earned on the operating and reserve accounts for the quarters ended March 31, 2021 and June 30, 2021, respectively, (4) $156 received from BP/Amoco in April 2021, the receipt of which is pending identification from Simcoe and (5) $594,172 of proceeds received in May and June 2021 from Simcoe, $560,409 of which is included in the May and June 2021 distributions to unitholders, and the remaining $33,763 of which was received from Simcoe in June 2021 after the distribution to unitholders had been announced for the month of June 2021, which proceeds were included in the July 2021 distribution to unitholders.
For the six months ended June 30, 2021, the Trustee decreased the Contingent Reserve by (1) $42,867 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended March 31, 2021, (2) $62,007 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended June 30, 2021 and (3) $537,730 for the distribution payable to unitholders in July 2021.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2021 was $537,730, representing $0.2885 per unit, compared to $544,685, representing $0.2922 per unit, for the six months ended June 30, 2020.
Operational Review
In 2020, the business of the Working Interest Owners was adversely affected by the COVID-19 pandemic and measures taken to mitigate its impact. The oil and gas industry experienced sharp declines in the demand for crude oil and natural gas worldwide. The global economy and commodity prices were severely negatively impacted, as economic activity and demand for energy declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The effects from the pandemic continue to have a material adverse effect on Trust distributions.
The Trust did not make distributions to unitholders from the time of the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, until the income distribution for the months of May and June 2021, paid to unitholders on July 30, 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. All income received in May and June 2021 came from Simcoe. No income was received in May or June 2021 from any other working interest owner. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in future periods. Any reduction in income paid to the Trust for these properties may materially reduce or eliminate distributions to the Trust’s unitholders in future periods. There is no indication if or when distributions may be announced in the future.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the six months ended June 30, 2021.
	Six Months Ended June 30,
	2021	2020
Royalty income attributable to Hugoton Royalty Properties	$—	$248,445
Operating costs attributable to Hugoton Royalty Properties	$592,083	$597,790
Capital expenditures attributable to Hugoton Royalty Properties	$14,614	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 for the six months ended June 30, 2021 from $248,445 for the same period in 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. If not for the recovery withholding by Scout, Royalty income attributable to the Hugoton Royalty Properties would have been $81,904 in the six months of 2021 as compared to $248,445 for the six months ended June 30, 2020. This decrease was primarily a result of higher capital costs and lower actual production volumes, offset in part by higher natural gas and natural gas liquids prices from the Hugoton Royalty Properties in the first six months of 2021 as compared to the first six months of 2020.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $592,083 during the six months ended June 30, 2021, as compared to $597,790 during the six months ended June 30, 2020. Capital expenditures attributable to the Hugoton Royalty Properties were $14,614 during the six months ended June 30, 2021, as compared to $0 during the six months ended June 30, 2020.
	Six Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.51	$16.29	$—	$2.83	$10.68	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	157,945	8,255	—	204,548	10,503	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	66,635	5,635	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Six Months Ended June 30,
	2021	2020
Royalty income attributable to San Juan Basin – Colorado Properties	$630,687	$113,577
Operating costs attributable to San Juan Basin – Colorado Properties	$9,721	$63,885
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $630,687 for the six months ended June 30, 2021, compared to $113,577during the same period in 2020. The increase was primarily a result of Royalty income received from Simcoe in May 2021 which included unusually high pricing due to extreme winter weather in early 2021. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the net proceeds that would otherwise be payable to the Trust in future periods.
Operating Costs.   Operating costs on these properties were $9,721 during the six months ended June 30, 2021, a decrease of approximately $54,164 as compared to $63,885 during the six months ended June 30, 2020. The decrease was partially the result of reductions of $17,302 made by Simcoe to operating costs to account for overpayments made to the Trust in the six months ended June 30, 2021. If not for the reductions, operating costs would have been $27,023 for the six months ended June 30, 2021. The decrease was also a result of amounts paid to the Trust in the months of May and June 2021 that are subject to further adjustment in future periods for certain expenses that Simcoe has not, but is entitled to deduct under the Conveyance.
	Six Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.47	$—	$—	$0.79	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	148,890	—	—	216,149	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	141,218	—	—	143,696	—	—
San Juan Basin — New Mexico Properties
	Six Months Ended June 30,
	2021	2020
Royalty income attributable to San Juan Basin – New Mexico Properties	$—	$291,381
Operating costs attributable to San Juan Basin – New Mexico Properties	$594,480	$542,929
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$1,185,424	$31,816
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $0 for the six months ended June 30, 2021 as compared to $291,381during the same period in 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. If not for the recovery withholding by Hilcorp, Royalty income received from Hilcorp would have been $505,380 in the six months ended June 30, 2021 as compared to $291,381 for the six months ended June 30, 2020. Hilcorp has informed the Trust that Hilcorp is in process of a system conversion that has delayed the ability to provide current information. For each month in the second quarter ended June 30, 2021, Hilcorp recorded estimates of revenues and expenses based on its December 2020 production month. Hilcorp estimated $90,649 in Net Proceeds to the Trust for each of the three months ended June 30, 2021. When the system conversion is complete, Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by month basis. These adjustments will be recognized by the Trust in accordance with the Trust’s modified cash basis of accounting. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the six months ended June 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs and Capital Expenditures.   Operating costs were $594,480 during the six months ended June 30, 2021, an increase of approximately 9% as compared to $542,929 during the six months ended June 30, 2020. Capital expenditures on these properties were $1,185,424 during the six months ended June 30, 2020, an increase of approximately $1,153,608 as compared to $31,816 during the six months ended June 30, 2020. Both increases were due primarily to including seven months true-up of historical amounts by Hilcorp in the six months ended June 30, 2021 (including approximately $1.1 million attributable to the Trust incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties) compared to including four months true-up in the same period in 2020.
	Six Months Ended June 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.89	$16.15	$44.51	$1.72	$15.25	$41.79
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	297,149	23,633	1,579	288,562	21,337	870
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	—	—	—	93,899	7,886	237
Liquidity and Capital Resources
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses, such cumulative withholding referred to as the Contingent Reserve. The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments.
The Trustee may establish and increase cash reserves as permitted by the Trust Indenture. The Trustee is currently evaluating the adequacy of the Contingent Reserve based on the likelihood of future regular receipts of Royalty income from the Royalty Properties, volatility in commodity prices and other market conditions affecting Royalty income, and the anticipated costs and expenses related to the future termination of the Trust. On the basis of this evaluation, the Trustee expects to increase the Contingent Reserve to exceed the current total and intends to retain in reserve future Royalty income, if any, received in the remainder of fiscal year 2021 and subsequent periods until the cash reserve is fully funded at an increased level. The Trustee intends to continue to evaluate the adequacy of the Contingent Reserve and may at any time, without notice to the unitholders, increase or decrease the amount of the Contingent Reserve based on this ongoing evaluation. Future filings by the Trust with the SEC will include information regarding the Trustee’s evaluation of cash reserves and funding of the Contingent Reserve.
In recent periods, substantial accumulated excess production costs have decreased Trust income and distributions, and in some months resulted in no Trust distributions. In view of deficit amounts recoverable by the Working Interest Owners and the uncertainty of future payments to the Trust for the Royalty, the Trustee’s evaluation of cash reserves is ongoing. There can be no assurance that the Trust will receive additional Royalty income adequate to fund the Contingent Reserve and to provide sufficient liquidity for the Trust.

The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during the remainder of 2021 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
See Note 6 to the Financial Statements (Unaudited) in Item 1 for a discussion of the Contingent Reserve.
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
Item 1A.
Risk Factors.

For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and the risks discussed herein. During the quarter ended June 30, 2021, there was no material change in such risk factors.
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
Date: August 16, 2021
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.