Form 10-Q
period 2021-09-30
MESA ROYALTY TRUST/TX
filed 2021-11-15
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 15, 2021 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Note 1 — Trust Organization and Provisions”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information regarding target distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalty (as defined in “Note 1 — Trust Organization and Provisions”), and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I  —  FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty income	$—	$49,984	$630,687	$703,387
Interest income	35	89	92	5,731
General and administrative expense	(53,641)	(73,854)	(149,794)	(167,149)
Income available for distribution prior to cash reserves used for Trust expenses	(53,606)	(23,781)	480,985	541,969
Cash reserves used for current Trust expenses	53,606	23,781	51,367	23,781
Distributable income	$—	$—	$532,352	$565,750
Distributable income per unit	$—	$—	$0.2857	$0.3036
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and short-term investments	$1,019,741	$1,076,485
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,013,540)	(40,984,296)
Total assets	$2,504,235	$2,590,223
LIABILITIES AND TRUST CORPUS
Distributions payable	$7,316	$—
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,496,919	2,590,223
Total liabilities and trust corpus	$2,504,235	$2,590,223
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$2,557,841	$2,547,145	$2,590,223	$2,584,522
Cash reserves withheld for current Trust expenses	(53,606)	(23,781)	(51,367)	(23,781)
Distributable income	—	—	532,352	565,750
Distributions to unitholders	(7,316)	—	(545,045)	(544,685)
Amortization of net overriding royalty interest	—	(8,891)	(29,244)	(67,333)
Trust corpus, end of period	$2,496,919	$2,514,473	$2,496,919	$2,514,473
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
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 includes adjusted proceeds for prior periods. There was unusually high pricing due to extreme winter weather in early 2021, and income for subsequent periods was reduced as pricing declined. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe asserts it is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in future periods. Any reduction in income paid to the Trust for these properties may materially reduce or eliminate distributions to the Trust’s unitholders in future periods.
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
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Hilcorp has reconciled these costs resulting in a charge to the Trust for which the amount is included in the true-up of historical amounts referred to above. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
In April 2021, Hilcorp informed the Trust that Hilcorp is in process of a system conversion that has delayed the ability to provide current information. For the Trust distribution months of April through September 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through September 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, when the system conversion is complete, Hilcorp will perform a true-up of the estimated amounts and provide the true-up to the Trust.
For the nine months ended September 30, 2021, Net Proceeds from the San Juan Basin — New Mexico Properties adjusted against the outstanding excess production costs and recovered by Hilcorp were $777,327, leaving a balance of $198,465 to be recovered from future proceeds, if any. Because of the anticipated future offset, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the nine months ended September 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner is required to market the production on terms deemed by it to be the best reasonably obtainable in the circumstances. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.
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

Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter and the Working Interest Owners partially reimburse the Trust for the fees paid in connection with the Trustee’s services. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2021, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2021. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through September 30, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2021, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, the

Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2020.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of September 30, 2021	As of December 31, 2020
Hugoton Properties	$306,944	$430,888
San Juan Basin – Colorado Properties – Simcoe	425,073	—
San Juan Basin – Colorado Properties – Red Willow	26,920	36,453
San Juan Basin – New Mexico Properties – Hilcorp	212,615	18,874
Total	$971,552	$486,215

Excess production costs result when costs, charges, and expenses attributable to a Royalty Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs are recoverable by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. Excess production costs are reported by the Working Interest Owners for prior production months and may be based upon estimates that are subject to adjustment in future periods.
Note 6 — Distributable Income Per Unit
The Trust’s Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices received by Working Interest Owners. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Royalty Income may be based upon spot market prices or on prices determined by contract.
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to increase or release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments.
The balance in the Contingent Reserve was increased and decreased during the period, as further described below.
For the three months ended September 30, 2021, the Trustee increased the Contingent Reserve by $35 for interest earned on the operating and reserve accounts.
For the three months ended September 30, 2021, the Trustee decreased the Contingent Reserve by (1) $53,641 for general and administrative net unreimbursed expenses paid by the Trust and (2) $7,316 for the distribution payable to unitholders in October 2021.
For the nine months ended September 30, 2021, the Trustee increased the Contingent Reserve by (1) $8,565 for a reimbursement not received from Hilcorp until January 2021 but included in the December 2020 distribution to unitholders calculation, (2) $36,515 of Royalty income received in February 2021 from Simcoe but withheld as cash reserves for current Trust expenses, (3) $27 for interest earned on the operating and reserve accounts for the quarter ended March 31, 2021, (4) $31 for interest earned on the operating and reserve accounts for the quarter ended June 30, 2021, (5) $156 received from Amoco in April 2021, receipt of which is pending identification, (6) $594,172 of income received in May and June from Simcoe, $560,409 of which is included in the May and June 2021 distributions to unitholders, and the remaining $33,763 which was received from Simcoe in June 2021 after the distribution to unitholders had been announced for the month of June 2021 and was included in the July 2021 distribution to unitholders and (7) $35 for interest earned on the operating and reserve accounts for the quarter ended September 30, 2021.
For the nine months ended September 30, 2021, the Trustee decreased the Contingent Reserve by (1) $42,867 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended March 31, 2021, (2) $62,007 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended June 30, 2021, (3) $537,730 for the distribution payable to unitholders in July 2021, (4) $53,641 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended September 30, 2021 and (5) $7,316 for the distribution payable to unitholders in October 2021.

As of September 30, 2021, the value of the Contingent Reserve was $1,012,425, which is included in cash and short-term investments. The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributable income before reserve for contingent liabilities and expenses	$(53,606)	$(23,781)	$480,985	$541,969
Increase in Contingent Reserve	(35)	(7,621)	(639,501)	(201,994)
Withdrawal from Contingent Reserve	60,957	31,402	703,561	204,710
Distributable income available for distribution	$7,316	$—	$545,045	$544,685
Distributable income available for distribution per unit	$0.0039	$—	$0.2925	$0.2923
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
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
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, expected market conditions and commodity pricing, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information regarding future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of development wells to be completed in future periods, and information regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in “Note 1 — Trust Organization and Provisions”), the Royalty, and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the risks discussed in Part II, Item 1A and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

SUMMARY OF ROYALTY INCOME, PRODUCTION AND AVERAGE PRICES
(Unaudited)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of “Gross Proceeds,” as defined in the Conveyance.
The Trust’s Royalty income from the Royalty Properties and its distributions to unitholders are heavily influenced by commodity prices received by Working Interest Owners. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020 there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the COVID-19 pandemic and an oversupply of crude oil. Both factors put substantial downward pressure on the price of oil and natural gas during 2020. Although there has been an increase in the price for natural gas in the first nine months of 2021, including unusually high pricing due to extreme winter weather in early 2021, the Trust cannot guarantee that the above factors will not continue to negatively impact natural gas commodity prices. To the extent prices are determined by contract, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders.
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$665,006	$279,222	$8,919	$456,408	$144,298	$22,255
Less the Trust’s proportionate share of:
Capital costs recovered	(733)	(585)	(19)	(19,958)	(304)	(4,307)
Operating costs	(891,375)	(161,363)	(3,620)	(435,021)	(138,255)	(19,808)
Net proceeds(2)	$(227,102)	$117,274	$5,280	$1,429	$5,739	$(1,860)
Royalty income(2)	$—	$—	$—	$36,002	$1,773	$12,209
Average sales price	$—	$—	$—	$0.69	$8.49	$39.41
Average production costs(3)	$—	$—	$—	$8.67	$663.35	$77.85
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	—	—	—	52,492	209	310

	Nine Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$2,724,818	$795,345	$79,203	$1,702,735	$583,063	$58,618
Less the Trust’s proportionate share of:
Capital costs recovered	(1,036,884)	(3,088)	(161,402)	(39,814)	(10,473)	(6,099)
Operating costs	(1,763,837)	(455,908)	(32,898)	(1,365,475)	(387,705)	(44,507)
Net proceeds(2)	$(75,903)	$336,349	$(115,097)	$297,446	$184,885	$8,012
Royalty income(2)	$630,687	$—	$—	$499,092	$182,164	$22,131
Average sales price	$4.49	$—	$—	$1.35	$11.66	$40.86
Average production costs(3)	$19.94	$—	$—	$3.80	$25.49	$93.44
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	140,431	—	—	369,725	15,619	542

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

San Juan Basin — New Mexico Properties.   Excess production costs in the amount of $14,150 and $16,086 as of September 30, 2021 and September 30, 2020, respectively, were related to the San Juan Basin — New Mexico Properties formerly operated by XTO, currently operated by Hilcorp. Excess production costs related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were $0 and $4,183, respectively, for the three months ended September 30, 2021, and 2020. Hilcorp recovered prior period excess production costs of $2,134 and $0, respectively related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the quarters ended September 30, 2021 and 2020.
Excess production costs related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp were $0 and $10,765, respectively, for the nine months ended September 30, 2021 and 2020. Hilcorp recovered prior period excess production costs of $4,724 and $0, respectively related to the San Juan Basin — New Mexico Properties formerly operated by XTO and currently operated by Hilcorp during each of the nine months ended September 30, 2021 and 2020.

Excess production costs in the amount of $198,465 and $11,990 as of September 30, 2021 and September 30, 2020, respectively, and for the nine months ended September 30, 2021 and 2020, respectively were related to the San Juan Basin — New Mexico Properties operated by Hilcorp. Excess production costs related to the San Juan Basin — New Mexico Properties were $0 and $11,990, respectively, for the three months ended September 30, 2021, and 2020. Hilcorp recovered prior period excess production costs of $271,947 and $0, respectively related to the San Juan Basin — New Mexico Properties during each of the quarters ended September 30, 2021 and 2020.
San Juan Basin — Colorado Properties.   Excess production costs in the amount of $26,920 and $34,250 as of September 30, 2021 and September 30, 2020, respectively, were related to the San Juan Basin — Colorado Properties operated by Red Willow. Excess production costs related to the San Juan Basin — Colorado Properties operated by Red Willow were $0 and $1,360, respectively, for the three months ended September 30, 2021 and 2020.
Excess production costs related to the San Juan Basin — Colorado Properties operated by Red Willow were $0 and $4,652, respectively, for the nine months ended September 30, 2021 and 2020. Red Willow recovered prior period excess production costs of $4,405 and $0, respectively related to the San Juan Basin — Colorado Properties operated by Red Willow during each of the quarters ended September 30, 2021 and 2020. Red Willow recovered prior period excess production costs of $9,533 and $0, respectively related to the San Juan Basin — Colorado Properties operated by Red Willow during each of the nine months ended September 30, 2021 and 2020.
Excess production costs in the amount of $425,073 and $0 as of September 30, 2021 and September 30, 2020, respectively, and for the three and nine months ended September 30, 2021 and 2020, respectively, were related to the San Juan Basin — Colorado Properties operated by Simcoe.
Hugoton Royalty Properties.   Excess production costs in the amount of $306,944 and $185,635 as of September 30, 2021 and September 30, 2020, respectively, were related to the Hugoton Properties operated by Scout. Excess production costs related to the Hugoton Properties operated by Scout were $0 and $29,500, for the three months ended September 30, 2021 and 2020. Excess production costs related to the Hugoton Royalty Properties operated by Scout were $0 and $185,635, respectively, for the nine months ended September 30, 2021 and 2020. Scout recovered prior period excess production costs of $42,039 and $0, respectively related to the Hugoton Properties operated by Scout during each of the quarters ended September 30, 2021 and 2020. Scout recovered prior period excess production costs of $123,943 and $0, respectively related to the Hugoton Properties operated by Scout during each of the nine months ended September 30, 2021 and 2020.
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

Three Months Ended September 30, 2021 and 2020
Financial Review
	Three Months Ended September 30,
	2021	2020
Royalty income	$—	$49,984
Interest income	35	89
General and administrative expense	(53,641)	(73,854)
Income available for distribution prior to cash reserves used for Trust expenses	(53,606)	(23,781)
Cash reserves used for current Trust expenses	53,606	23,781
Distributable income	$—	$—
Distributable income per unit	$—	$—
Units outstanding	1,863,590	1,863,590
Royalty Income.   The Trust’s Royalty income was $0 for the quarter ended September 30, 2021, as compared to $49,984 for the quarter ended September 30, 2020. This decrease was primarily a result of no Royalty income received from any of the Working Interest Owners for the three months ended September 30, 2021, as actual expenses and adjustments for all Working Interest Owners were greater than actual revenues in either current or past periods. Such amounts are being recovered by the Working Interest Owners by withholding the Net Proceeds that would otherwise be payable to the Trust.
The Trust’s interest income for the three months ended September 30, 2021 and 2020 was $35 and $89, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2021 through September 30, 2021.
General and Administrative Expense.   General and administrative expense was $53,641 and $73,854 for the three months ended September 30, 2021 and 2020, respectively. The Trustee’s fees are included in general and administrative expense. The decrease for the three months ended September 30, 2021 as compared to September 30, 2020 was primarily a result of the timing of expenses received and paid by the Trust and a September 2020 reimbursable amount not received from Hilcorp until October 2020.
For the quarter ended September 30, 2021, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through September 30, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended

September 30, 2021, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2020. As of each of the quarters ended September 30, 2021 and 2020, there were $0 and $11,990, respectively, of unreimbursed expenses.
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to increase or release cash reserves in future periods with respect to any reimbursement expenses. The Trustee intends to increase the Contingent Reserve from $1.0 million to a total of $2.0 million.
The balance in the Contingent Reserve was increased and decreased during the period, as further described below.
For the three months ended September 30, 2021, the Trustee increased the Contingent Reserve by $35 for interest earned on the operating and reserve accounts.
For the three months ended September 30, 2021, the Trustee decreased the Contingent Reserve by (1) $53,641 for general and administrative net unreimbursed expenses paid by the Trust and (2) $7,316 for the distribution payable to unitholders in October 2021.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2021 was $7,316, representing $0.0039 per unit, compared to $0, representing $0 per unit, for the quarter ended September 30, 2020. Based on 1,863,590 units outstanding for the quarters ended September 30, 2021 and 2020, respectively, the per unit distributions for each month in such periods were as follows:
	2021	2020
July	$0.0039	$—
August	—	—
September	—	—
	$0.0039	$—
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

The Trust did not make distributions to unitholders from the time of the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, until the income distribution for the months of May and June 2021, paid to unitholders on July 30, 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. No income was received from any Working Interest Owner in the three months ended September 30, 2021. There is no indication if or when distributions may be announced in the future.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the third quarter of 2021.
	Three Months Ended September 30,
	2021	2020
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$372,042	$278,709
Capital expenditures attributable to Hugoton Royalty Properties	$—	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the third quarter of 2021 and the third quarter of 2020. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts are being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarters ended September 30, 2021 and September 30, 2020. For the three months ended September 30, 2021, Net Proceeds from the Hugoton Properties adjusted against the outstanding excess production costs and recovered by Scout were $42,039, leaving a balance of $306,944 to be recovered from future proceeds, if any.
Operating Costs and Capital Expenditures.   Operating costs were $372,042 in the third quarter of 2021 as compared to $278,709 in the third quarter of 2020. The increase of approximately 33% was primarily due to increased power costs incurred by Scout, associated with the extreme winter weather in early 2021, which costs are being repaid to the power company incrementally through the remainder of 2021, in the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in both the third quarter of 2021 and in the third quarter of 2020.
	Three Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.68	$20.05	$—	$2.40	$8.10	$—

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	89,833	4,157	—	85,068	5,522	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices paid to Scout under the relevant contracts with purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended September 30,
	2021	2020
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$21,636
Operating costs attributable to San Juan Basin – Colorado Properties	$474,272	$25,702
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the third quarter of 2021, compared to $21,636 during the third quarter of 2020. This decrease was primarily a result of prior period adjustments reported by Simcoe in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Amounts not yet offset as a result of these adjustments will be recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in future periods. If not for the prior period adjustments by Simcoe, Royalty income received from Simcoe would have been $24,721 in the third quarter of 2021 as compared to $21,636 for the quarter ended September 30, 2020, leaving a balance of $425,073 to be recovered from future proceeds, if any. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — Colorado Properties during the three months ended September 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs.   Operating costs on these properties were $474,272 in the third quarter of 2021, an increase of $448,570 as compared to $25,702 in the third quarter of 2020. The increase was primarily the result of prior period adjustments reported by Simcoe in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, that Simcoe asserts it is entitled to deduct under the Conveyance. If not for the adjustments, operating costs would have been $24,479 for the three months ended September 30, 2021.

	Three Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.66	$—	$—	$0.51	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	80,733	—	—	92,914	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	42,311	—	—
San Juan Basin — New Mexico Properties
	Three Months Ended September 30,
	2021	2020
Royalty income attributable to San Juan Basin – New Mexico Properties	$—	$28,348
Operating costs attributable to San Juan Basin – New Mexico Properties	$210,044	$288,673
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$1,336	$24,570
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $0 during the third quarter of 2021 as compared with Royalty income of $28,348 during the third quarter of 2020. This decrease was primarily a result of actual expenses being greater than actual revenues in past periods of 2021 as reported by Hilcorp. Such amounts are being recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. If not for the recovery withholding by Hilcorp, Royalty income received from Hilcorp would have been $271,947 in the third quarter of 2021 as compared to $28,348 for the quarter ended September 30, 2020. Hilcorp has informed the Trust that Hilcorp is in process of a system conversion that has delayed the ability to provide current information. For each month in the quarter ended September 30, 2021, Hilcorp recorded estimates of revenues and expenses based on its December 2020 production month. Hilcorp estimated $90,649 in Net Proceeds to the Trust for each of the three months ended September 30, 2021. When the system conversion is complete, Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by month basis. These adjustments will be recognized by the Trust in accordance with the Trust’s modified cash basis of accounting. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the three months ended September 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs and Capital Expenditures.   Operating costs were $210,044 in the third quarter of 2021, a decrease of approximately 27% as compared to $288,673 in the third quarter of 2020. The decrease was primarily a result of including March through May 2018 true-ups of historical amounts by Hilcorp in the three months ended September 30, 2020 as compared to no true-up of historical amounts in the three months ended September 30, 2021. Excluding the true-up, operating costs were $198,075 in the third quarter of 2020 as compared to $210,044 in the third quarter of 2021, an increase in 2021 of approximately 6%.
Capital expenditures on these properties were $1,336 in the third quarter of 2021, as compared to $24,570 in the third quarter of 2020. Excluding the true-up referred to above, capital expenditures were $707 in the third quarter of 2020 as compared to $1,336 in the third quarter of 2021.
	Three Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.02	$17.32	$36.60	$1.41	$8.49	$39.41
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	138,806	11,310	244	144,399	11,503	572
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	—	—	—	10,181	209	310
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
Hilcorp has informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan

Basin — New Mexico Properties. As of March 31, 2021, Hilcorp reconciled these costs resulting in a charge to the Trust for which the amount is included in the true-up of historical amounts referred to above. Net Proceeds from the San Juan Basin — New Mexico Properties that would otherwise be payable to the Trust in subsequent periods will continue to be adjusted against the outstanding charge until such amounts are fully recovered by Hilcorp. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
For the three months ended September 30, 2021, Net Proceeds from the San Juan Basin — New Mexico Properties (excluding properties operated by Hilcorp, formerly operated by XTO) adjusted against the outstanding excess production costs and recovered by Hilcorp were $271,947, leaving a balance of $198,465 to be recovered from future proceeds, if any. Because of the anticipated future offset, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the quarter ended September 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
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
Nine Months Ended September 30, 2021 and 2020
Financial Review
	Nine Months Ended September 30,
	2021	2020
Royalty income	$630,687	$703,387
Interest income	92	5,731
General and administrative expense	(149,794)	(167,149)
Income available for distribution prior to cash reserves used for Trust expenses	480,985	541,969
Cash reserves used for current Trust expenses	51,367	23,781
Distributable income	$532,352	$565,750
Distributable income per unit	$0.2857	$0.3036
Units outstanding	1,863,590	1,863,590
Royalty Income.   The Trust’s Royalty income was $630,687 for the nine months ended September 30, 2021, a decrease of approximately 10% as compared to $703,387 for the nine months ended September 30, 2020 primarily as a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by both Scout and Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the first nine months of 2021 as compared to the first nine months of 2020. The Trust’s interest income for the nine months ended September 30, 2021 and 2020 was $92 and $5,731, respectively.
General and Administrative Expense.   General and administrative expense was $149,794 and $167,149 for the nine months ended September 30, 2021 and 2020, respectively. The Trustee’s fees are included in general and administrative expense.

For the nine months ended September 30, 2021, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through September 30, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the nine months ended September 30, 2021, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2020. As of each of the nine-month periods ended September 30, 2021 and 2020, there were $0 and $11,990, respectively, of unreimbursed expenses.
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to increase or release cash reserves in future periods with respect to any reimbursement expenses.
The balance in the Contingent Reserve was increased and decreased during the period, as further described below.
For the nine months ended September 30, 2021, the Trustee increased the Contingent Reserve by (1) $8,565 for a reimbursement not received from Hilcorp until January 2021 but included in the December 2020 distribution to unitholders calculation, (2) $36,515 of Royalty income received in February 2021 from Simcoe but withheld as cash reserves for current Trust expenses, (3) $27 for interest earned on the operating and reserve accounts for the quarter ended March 31, 2021, (4) $31 for interest earned on the operating and reserve accounts for the quarter ended June 30, 2021, (5) $156 received from BP/Amoco in April 2021, the receipt of which is pending identification from Simcoe, (6) $594,172 of proceeds received in May and June 2021 from Simcoe, $560,409 of which is included in the May and June 2021 distributions to unitholders, and the remaining $33,763 of which was received from Simcoe in June 2021 after the distribution to unitholders had been announced for the month of June 2021, which proceeds were included in the July 2021 distribution to unitholders and (7) $35 for interest earned on the operating and reserve accounts for the quarter ended September 30, 2021.
For the nine months ended September 30, 2021, the Trustee decreased the Contingent Reserve by (1) $42,867 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended March 31, 2021, (2) $62,007 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended June 30, 2021, (3) $537,730 for the distribution payable to unitholders in July 2021, (4) $53,641 for general and administrative net unreimbursed expenses paid by the Trust for the quarter ended September 30, 2021 and (5) $7,316 for the distribution payable to unitholders in October 2021.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2021 was $545,045, representing $0.2925 per unit, compared to $544,685, representing $0.2923 per unit, for the nine months ended September 30, 2020.
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
The Trust did not make distributions to unitholders from the time of the income distribution for the month of May 2020, paid to unitholders on July 31, 2020, until the income distribution for the months of May and June 2021, paid to unitholders on July 30, 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by the Working Interest Owners. All income received in May and June 2021 came from Simcoe. No income was received in May or June 2021 from any other Working Interest Owner. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in future periods. Any reduction in income paid to the Trust for these properties may materially reduce or eliminate distributions to the Trust’s unitholders in future periods. No income was received from any Working Interest Owner in the three months ended September 30, 2021. There is no indication if or when distributions may be announced in the future.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the nine months ended September 30, 2021.
	Nine Months Ended September 30,
	2021	2020
Royalty income attributable to Hugoton Royalty Properties	$—	$248,445
Operating costs attributable to Hugoton Royalty Properties	$964,125	$876,499
Capital expenditures attributable to Hugoton Royalty Properties	$14,614	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 for the nine months ended September 30, 2021 from $248,445 for the same period in 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. If not for the recovery withholding by Scout, Royalty income attributable to the Hugoton Royalty Properties would have been $123,943 in the nine months of 2021 as compared to $248,445 for the nine months ended September 30, 2020. This decrease was primarily a result of higher operating and capital costs and lower actual production volumes, offset in part by higher natural gas and natural gas liquids prices from the Hugoton Royalty Properties in the first nine months of 2021 as compared to the first nine months of 2020.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $964,125 during the nine months ended September 30, 2021, as compared to $876,499 during the nine months ended September 30, 2020. The increase of approximately 10% was primarily due to increased power costs incurred by Scout, associated with the extreme winter weather in early 2021, which costs are being repaid to the power company incrementally through the remainder of 2021, in the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020. Capital expenditures attributable to the Hugoton Royalty Properties were $14,614 during the nine months ended September 30, 2021, as compared to $0 during the nine months ended September 30, 2020.
	Nine Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.57	$17.55	$—	$2.70	$9.79	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	247,778	12,412	—	289,617	16,026	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	69,693	6,145	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Nine Months Ended September 30,
	2021	2020
Royalty income attributable to San Juan Basin – Colorado Properties	$630,687	$135,214
Operating costs attributable to San Juan Basin – Colorado Properties	$483,993	$89,587
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $630,687 for the nine months ended September 30, 2021, compared to $135,214 during the same period in 2020. The increase was primarily a result of Royalty income received from Simcoe in May 2021 which included unusually high pricing due to extreme winter weather in early 2021. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the net proceeds that would otherwise be payable to the Trust in future periods.

Operating Costs.   Operating costs on these properties were $483,993 during the nine months ended September 30, 2021, an increase of $394,406 as compared to $89,587 during the nine months ended September 30, 2020. The increase was primarily the result of prior period adjustments reported by Simcoe in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, that Simcoe is entitled to deduct under the Conveyance. If not for the adjustments, operating costs would have been $53,438 for the nine months ended September 30, 2021.
	Nine Months Ended September 30,
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.49	$—	$—	$0.71	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	229,623	—	—	309,063	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	140,431	—	—	191,305	—	—
San Juan Basin — New Mexico Properties
	Nine Months Ended September 30,
	2021	2020
Royalty income attributable to San Juan Basin – New Mexico Properties	$—	$319,728
Operating costs attributable to San Juan Basin – New Mexico Properties	$804,524	$831,601
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$1,186,761	$56,386
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $0 for the nine months ended September 30, 2021 as compared to $319,728 during the same period in 2020. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods. Such amounts are being recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. If not for the recovery withholding by Hilcorp, Royalty income received from Hilcorp would have been $777,327 for the nine months ended September 30, 2021 as compared to $319,728 for the nine months ended September 30, 2020. Hilcorp has informed the Trust that Hilcorp is in process of a system conversion that has delayed the ability to provide current information. For each month in the second and third quarters ended June 30, 2021 and September 30, 2021, respectively, Hilcorp recorded estimates of revenues and expenses based on its December 2020 production month. Hilcorp estimated $90,649 in Net Proceeds to the Trust for each month in the quarters ended June 30, 2021 and September 30, 2021. When the system conversion is complete, Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by month basis. These adjustments will be recognized by the Trust in accordance with the Trust’s modified cash basis of accounting.

Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the nine months ended September 30, 2021 may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs and Capital Expenditures.   Operating costs were $804,524 during the nine months ended September 30, 2021, a decrease of approximately 3% as compared to $831,601 during the nine months ended September 30, 2020.
Capital expenditures on these properties were $1,186,761 during the nine months ended September 30, 2021, an increase of $1,130,375 as compared to $56,386 during the nine months ended September 30, 2020. The capital expenditure increase was due primarily to including an approximately $1.1 million true-up of historical amounts attributable to the Trust, incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
	Nine Months Ended September 30
	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.62	$16.53	$43.45	$1.62	$12.88	$40.86
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	435,955	34,943	1,823	432,961	32,840	1,442
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	—	—	—	108,727	9,474	542
Liquidity and Capital Resources
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses, such cumulative withholding referred to as the Contingent Reserve. The Trustee reserves the right to determine whether or not to increase or release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments.
The Trustee may establish and increase cash reserves as permitted by the Trust Indenture. The Trustee has recently evaluated the adequacy of the Contingent Reserve based on the likelihood of future regular receipts of Royalty income from the Royalty Properties, volatility in commodity prices and other market conditions affecting Royalty income, and the anticipated costs and expenses related to the future termination of the Trust. On the basis of this evaluation, the Trustee intends to increase the Contingent Reserve from $1.0 million to a total of $2.0 million. The Trustee intends to retain in reserve future Royalty income, if any, received in the remainder of fiscal year 2021 and subsequent periods until the cash reserve is fully funded at this increased level. The Trustee intends to continue to evaluate the adequacy of the Contingent Reserve and may at any time, without notice to the unitholders, increase or decrease the amount of the Contingent Reserve based on this ongoing evaluation. Future filings by the Trust with the SEC will include information regarding the Trustee’s evaluation of cash reserves and funding of the Contingent Reserve.

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
Item 1A. Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and the risks discussed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Additionally, see below for additional risks and uncertainties during the quarter ended September 30, 2021.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Natural gas and natural gas liquids produced from the Royalty Properties may be sold by the Working Interest Owners at market clearing prices or on the spot market or at prices determined by contract. To the extent prices are determined by contract, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders.
The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Indenture and intends to increase such contingent reserve from $1.0 million to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
The Trust’s sole source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay future Trust expenses. The Trustee has established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The Trustee intends to increase the contingent reserve from $1.0 million to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. Because the excess production costs are recoverable by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust, the Trust will not have Royalty income to begin increasing the contingent reserve until such excess production costs are fully recovered with respect to a particular Working Interest Owner.

Item 6.   Exhibits.
Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)*	Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 15, 2021
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.