Form 10-K
period 2021-12-31
MESA ROYALTY TRUST/TX
filed 2022-03-31
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
Or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number: 1-7884
Mesa Royalty Trust
(Exact name of registrant as specified in its charter)
Texas	76-6284806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 601 Travis Street, Floor 16 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 713-483-6020
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MTR	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2021 of $6.29 was approximately $11,721,981.
As of March 31, 2022, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.
DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Item 1 — Description of the Trust”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the COVID-19 pandemic and related containment measures, political and regulatory matters, such as tax and environmental policy, expected market conditions and commodity pricing, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs,

i

estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of wells to be drilled and producing in future periods, and estimates regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Trustee believes are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Description of the Trust” under Item 1), the Royalty (as defined in “Description of the Trust” under Item 1), and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the working interest owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this Form 10-K, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

ii

PART I
Item 1.   Business.
DESCRIPTION OF THE TRUST
The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the SEC and other information. Any reports filed with the SEC are accessible free of charge through the Trust’s website as soon as reasonably practicable after the Trustee electronically files such material with, or furnish it to, the SEC. The Trust’s website is http://mtr.q4web.com/home/default.aspx. Information contained on, or that can be accessed through the Trust’s website, is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on the Trust’s website to be part of this Annual Report on Form 10-K. The SEC maintains a website at www.sec.gov that contains reports and other information regarding SEC registrants, including the Trust.
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
San Juan Basin — Colorado Properties.   On April 30, 1991, MLP sold to Conoco, Inc. (“ConocoPhillips”) its interests in the San Juan Basin Royalty Properties (the “San Juan Basin Sale”). The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from the working interest of Pioneer Natural Resources USA, Inc. (“PNR”), (successor to Mesa Operating Co.) in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to SIMCOE LLC, (“Simcoe”), an affiliate of IKAV Energy Inc. BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. Simcoe and Red Willow currently operate the San Juan Basin — Colorado Properties.
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
Trustee and Terms of Trust Indenture.   The Trust is a passive entity whose purposes are limited to: (1) converting the Royalty to cash, either by retaining it and collecting the proceeds of production (until production has ceased or the Royalty is otherwise terminated) or by selling or otherwise disposing of the Royalty and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalty and interest on cash held by the Trustee as a reserve for liabilities or for distribution. The terms of the Trust, the Trust Indenture and agreements with the Working Interest Owners provide, among other things, that:
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
Scout, Hilcorp and Simcoe will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

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
DESCRIPTION OF THE UNITS
Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust’s transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 31, 2022.
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
The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period and are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2021, there were $0 of unreimbursed expenses.
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
Liability of Unitholders
The Trust unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. In regard to the unitholders, the Trustee may generally be held liable for any excess liabilities incurred if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust’s assets (regardless of whether the assets are adequate to satisfy the liability) and not out of amounts distributed to, or other assets owned by, the unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust, (2) the assets of the Trust were insufficient to discharge such liability, and (3) the assets of the Trustee were insufficient to discharge such liability. As a result, Trust unitholders may be exposed to personal liability.
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

DESCRIPTION OF ROYALTY PROPERTIES
Producing Acreage and Wells as of December 31, 2021
Detailed information concerning the number of wells and producing acres on Royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained from the Working Interest Owners.
Hugoton Royalty Properties
The principal property interest initially conveyed to the Trust relates to Scout’s working interest in 104,437 net producing acres in the Hugoton field of Kansas.
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
San Juan Basin Royalty Properties
The Trust’s interest in the San Juan Basin Royalty Properties was initially conveyed from PNR’s working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to Simcoe. BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. Hilcorp currently operates all of the San Juan Basin — New Mexico Properties.
Drilling
The Trust has not been informed by the Working Interest Owners of any exploratory or development wells drilled on any Royalty Properties during 2021, 2020 or 2019.
Reserves
A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the “Reserve Report”) and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2021. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm’s experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-1442.
Production of the Reserve Report was supervised by a Senior Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than ten years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.
The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.
Estimates of the gross and net proved reserves, as of December 31, 2021, of the Trust’s ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves

(condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in millions of cubic feet (MMcf).
	Simcoe	Hilcorp	Scout	Total(1)
Proved Developed
Oil and Condensate	0	12	0	12
Natural Gas Liquids	0	415	24	439
Gas	1,196	6,269	676	8,141
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	12	0	12
Natural Gas Liquids	0	415	24	439
Gas	1,196	6,269	676	8,141

(1)
Data from Red Willow and certain properties currently operated by Hilcorp (formerly operated by XTO) was omitted in the Reserve Report, because each operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow and certain properties currently operated by Hilcorp (formerly operated by XTO), as of December 31, 2021 and 2020 are included in Net Proceeds paid to the Trust by Red Willow and Hilcorp.

The estimated future net revenue and standardized measure of future net royalty income, discounted at 10 percent per annum attributable to the Trust’s Royalty as of December 31, 2021 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:
	Simcoe	Hilcorp	Scout	Total
Future Royalty income(1)	$982	$32,800	$3,363	$37,145
	Simcoe	Hilcorp	Scout	Total
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$663	$13,718	$2,179	$16,560

(1)
Future income tax expenses were excluded in the preparation of these estimates.

Please read “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information. The information herein is qualified in its entirety by such Summary Reserve Report.
The Reserve Report was delivered to the Trustee on March 30, 2022. Net reserves attributable to the Trust are calculated from the Trust’s net revenues for each of the Working Interest Owners. To estimate net gas reserves, the Trust’s total net revenue from each of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices — $44.60 per Bbl; (2) natural gas liquids prices — $31.32 per Bbl for the San Juan Basin Royalty Properties and $20.81 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices — $3.072 per Mcf for San Juan Basin — New Mexico Royalty Properties, $0.821 per Mcf for San Juan Basin — Colorado Royalty Properties and $4.237 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.
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
The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2021, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.
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
Income, Production and Production Prices and Production Costs
Sales and production data from the Royalty Properties for the last two fiscal years is included in the table below. As reflected in the table, natural gas represents the vast majority of production from the Royalty Properties. Although the Trust is exposed to pricing fluctuations with respect to oil and condensate and natural gas liquids, the pricing environment of natural gas has a much more significant impact on Royalty income than any other hydrocarbon. For additional information related to the Trust’s Reserve Report, see “Note 7 — Supplemental Reserve Information (Unaudited)” in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

	Hugoton			San Juan Basin — New Mexico(3)			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2021:
Average Sales Price	$3.96	$20.43	$—	$2.60	$18.02	$44.71	$2.56	$—	$—	$2.97	$18.65	$44.71
Average Production Costs(1)	$—	$—	$—	$26.76	$57.13	$953.89	$2.02	$—	$—	$10.46	$98.60	$953.89
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(2)	—	—	—	61,047	6,075	209	242,360	—	—	303,407	6,075	209
Year ended December 31, 2020:
Average Sales Price	$2.73	$10.01	$—	$1.53	$12.68	$41.42	$.075	$—	$—	$1.28	$11.93	$41.42
Average Production Costs(1)	$17.59	$29.39	$—	$4.62	$26.25	$(225.13)	$0.46	$—	$—	$4.27	$27.14	$(225.13)
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(2)	68,957	6,011	—	144,318	15,271	(534)	254,346	—	—	467,621	21,282	(534)

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

CONTRACTS
Hugoton Royalty Properties
Natural gas and natural gas liquids produced by Scout from the Hugoton Royalty Properties accounted for approximately 0% of the Royalty income of the Trust for the year ended December 31, 2021. Scout has advised the Trust that natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts to multiple purchasers. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For the year ended December 31, 2021, Scout provided Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.
San Juan Basin
Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin Royalty Properties accounted for approximately 100% of the Royalty income of the Trust for the year ended December 31, 2021. Simcoe has informed the Trustee that a portion of the natural gas produced from the

San Juan Basin Royalty Properties is sold on the spot market, and some of the natural gas produced from the San Juan Basin — Colorado Properties is sold pursuant to fixed price contracts. Under such fixed price contractual arrangements, the Trust may not benefit from increases in commodity prices to the extent a variable or market-based price arrangement would otherwise increase revenues to the Trust.
Market for Natural Gas
The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the average Henry Hub Natural Gas Spot Prices were $2.04 per MMBtu in 2020 and increased to $3.91 per MMBtu in 2021. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.
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
Climate Change.   The EPA is considering rulemaking proposals in accordance with Executive Order 13990 Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis which was signed by President Biden in January 2021. In November 2021, EPA proposed rules to reduce methane and other air pollutants from both new and existing sources in the oil and gas industry. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships.
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
The business of the Working Interest Owners is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The industry has experienced sharp declines in the demand for crude oil and natural gas worldwide, which has resulted in steep declines in pricing. The global economy and commodity prices are being severely negatively impacted, as economic activity and demand for energy have declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The pandemic is having a material adverse effect on the Working Interest Owners’ costs, operations, business and financial condition, and is, therefore, having an adverse effect on Trust distributions.
Oil and natural gas prices fluctuate due to a number of factors, and any decline in commodity prices will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. Recent increases in commodity prices may not be sustained.
Net Proceeds and the Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas, and any material decrease in such prices could reduce the amount of Trust distributions. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:
•
political conditions worldwide, in particular political disruption, war or other armed conflicts that affect oil supply;

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
Crude oil prices have been historically volatile and fell sharply during the pandemic. Oil demand rebounded in the second half of 2020, and prices increased sharply in 2021 The NYMEX crude oil spot prices per Bbl were $75.21 and $48.52 as of December 31, 2021 and 2020, respectively. As of March 21, 2022, the price had risen to $112.14 per Bbl. The Trust cannot predict the timing or the duration of any economic cycle or other adverse events and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Based on information provided by the Working Interest Owners, natural gas and natural gas liquids produced from the Royalty Properties are generally being sold under short-term or multi-month contracts or on the spot market.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders. Recent increases in natural gas prices may not be sustained.
Natural gas prices have been historically volatile and fell sharply during the pandemic. During the five years prior to December 31, 2021, Henry Hub natural gas prices have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. Eliminating the unusually high prices in 2021 which were due to extreme winter weather, the natural gas prices ranged from a high of $6.50 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. On December 31, 2021, the Henry Hub Natural Gas Spot Price was $3.82 per MMBtu. As of March 21, 2022, the price had risen to $4.77 per MMBtu. Declines in natural gas prices may be caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. Any increase in natural gas production could cause the prices for natural gas to fall to lower levels. If prices for natural gas remain depressed for lengthy periods, the Trustee may be required to write down the value of the Trust’s oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of the Trust’s estimated reserves and reduce Net Proceeds and the amount of cash the Trustee would otherwise have available to pay cash distributions to unitholders.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Natural gas and natural gas liquids produced from the Royalty Properties may be sold by the Working Interest Owners on the spot market or at prices determined by contract, including at fixed or variable prices. To the extent prices are determined by fixed price contracts, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders.
Increased production and development costs for the Royalty have resulted in substantial accumulated excess production costs, which will result in decreased Trust distributions, and in some periods may result in no Trust distributions.
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
Total excess production costs decreased from $486,215 at December 31, 2020 to $403,785 at December 31, 2021, as reported by the Working Interest Owners. Please see Note 5 — Excess Production Costs in the Notes to Financial Statements under Item 8 of this Form 10-K.

Trust assets are depleting assets and, if the Working Interest Owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.
The Net Proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If the Working Interest Owners do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction. Please see the section entitled “Business — Description of the Units — Federal Income Tax Matters” under Item 1 of this Form 10-K.
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
Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic 12-month average of the first-day-of-the-month price for each month in 2021. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor used when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
Trust unitholders and the Trustee have no influence or control over the operation or development of the Royalty Properties.
Neither the Trustee nor the unitholders can influence or control the operation or future development of the underlying properties. The Royalty Properties are owned by the Working Interest Owners, who are independent from the Trust. The Working Interest Owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty. Additionally, the Working Interest Owners have the ability to enter into contractual arrangements at their discretion that may not be advantageous to the Trust, depending on future commodity pricing. For example, Simcoe has informed the Trustee that some of the natural gas produced from the San Juan Basin — Colorado Properties is being sold pursuant to fixed price contracts. To the extent prices are determined by fixed price contracts, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders.
The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the Net Proceeds payable to the Trust. Additionally, the Working Interest Owners are under no obligation to continue operating the Royalty Properties. Neither the Trustee nor the unitholders have the right to replace an operator.
The Trustee relies upon the Working Interests Owners for information regarding the Royalty Properties.
The Trustee relies on the Working Interest Owners for all operating and financial information regarding the Royalty Properties. The Working Interest Owners control (i) historical operating data and estimates, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information and estimates relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the Working Interest Owners to provide accurate and timely information when requested for use in the Trust’s periodic reports. Information regarding operations and financial results has been subject to errors and adjustments in the past. Accordingly, the Trustee cannot assure unitholders that other errors or adjustments by the Working Interest Owners, whether historical or future, will not affect Royalty income and distributions by the Trust.

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
Terrorism and continued hostilities across the world could decrease Trust distributions or the market price of the units of beneficial interest of the Trust.
Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and sustained military campaigns, including political turmoil, warfare or terrorist attacks in Ukraine, could adversely affect Trust distributions or the market price of the units in unpredictable ways, including through inflationary pressures, the disruption of supply chains and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the underlying properties rely could be a direct target or an indirect casualty of a cyber-attack or an act of terror. Political and military events in Ukraine, including warfare between Ukraine and Russia, and sanctions by the U.S. and the EU against Russia may also have an adverse impact on Trust distributions or the market price of the units and may negatively affect our results of operations.
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
The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting and emission reduction. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the Working

Interest Owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the Working Interest Owners’ operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. Any changes in climate or weather, such as storms, floods, wildfires, drought and other climatic events, could have adverse physical effects on the Working Interest Owners’ operations or physical assets.
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
Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale and coal formations, as well as tight conventional formations including many of those Royalty properties in which the Trust holds an interest. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Some states have adopted and others are considering legislation to restrict hydraulic fracturing. Several states including those where Royalty properties are located have adopted legislation requiring the public disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, hydraulic fracturing requires large amounts of water. This water, along with any produced water, is often sent to injection wells for disposal. This activity has been associated with earthquakes and some states, particularly Oklahoma, have limited injection well activity. Any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase the Working Interest Owners’ costs of compliance and doing business and required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production.
RISKS RELATED TO OWNERSHIP OF THE TRUST’S UNITS
The trading price of the units is substantially related to commodity prices and the Trust’s Royalty income. If the Trust’s Royalty income experiences a sustained decline, the Trust may be terminated. In addition, Royalty interests may be sold.
The trading price of the units is substantially related to commodity prices and the Trust’s Royalty income. The Trust will be terminated and the Trustee must sell all of the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the Trust’s royalty income for each of two successive years is less than $250,000 per year. Following any such termination and liquidation, the Net Proceeds of any such sale will be distributed to the unitholders, and the unitholders will receive no further distributions from the Trust. The Trustee may also enter into one or more transactions, subject to any required unitholder approval, by which a portion of the Royalty is sold, which could ultimately result in the termination of the Trust if the remaining Royalty does not generate sufficient income to maintain the $250,000 threshold. No assurances can be made that any such sale will be on terms acceptable to all unitholders. The sale of the remaining Royalty interests and the termination of the Trust would be taxable events to the Trust unitholders.
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
The Trust Indenture and related trust law permit the Trustee and the Trust to sue the Working Interest Owners to compel them to fulfill the terms of the Conveyance of the Royalty. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the Trust Indenture limits and conditions the rights of the unitholders to assert any claims against the Trustee. Unitholders have limited ability to enforce the Trust’s rights against a Working Interest Owner.
The limited liability of the Trust unitholders is uncertain.
The Trust unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust does not include the interposition of a limited liability entity such as a corporation or a limited partnership which would provide further limited liability protection to Trust unitholders. While the Trustee is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of Trust assets, under the laws of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and available assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, Trust unitholders may be exposed to personal liability.
The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Indenture and intends to increase such Contingent Reserve from $1.0 million to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
The Trust’s sole source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Pursuant to the Trust Indenture, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay future Trust expenses. The Trustee has established a cash reserve for contingent liabilities and expenses in accordance with the Trust Indenture, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The Trustee intends to increase the Contingent Reserve from $1.0 million to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time.
The future financial condition of Working Interest Owners or other operators of the underlying properties could impede the operation of wells.
The value of the Royalty and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators’ current and future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. Any sustained decrease in demand for crude oil and natural gas in the global market, such as the economic effects of the COVID-19 pandemic and other business downturns, could have a material negative impact on the financial condition and economic performance of Working Interest Owners or other operators of the underlying properties.
In the event of the bankruptcy of any operator of the underlying properties, the Working Interest Owners in the affected properties, creditors or the debtor-in-possession may seek a new party to perform the operations of the affected wells. The creditors or debtor-in-possession may not be able to contract with a replacement operator on favorable terms or within a reasonable period of time. Any financial distress of a

Working Interest Owner could adversely affect operations of the underlying properties and could reduce Net Proceeds available to the Trust.
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
Working Interest Owners may estimate the revenue or expense components of Net Proceeds, which may result in future adjustments and may adversely affect future distributions to unitholders.
Each Working Interest Owner has its own system of tracking revenues and expenses related to production from its respective Royalty Properties. From time to time, the Working Interests Owners may not be in a position to ascertain actual revenue or expense amounts for a given period due to technological factors or because of a transition period in which a new Working Interest Owner begins operating a Royalty Property. During periods in which actual revenue or expense amounts cannot be ascertained, the Working Interest Owners may instead calculate amounts due to the Trust based on estimated revenue or expense amounts using historical data. Such estimates may be materially inaccurate and result in overpayments or underpayments to the Trust during a given period. The amounts of Net Proceeds reported by a Working Interest Owner for any period may not be representative of Net Proceeds that will be received by the Trust in future periods. Net Proceeds received by the Trust are subject to significant variability from period to period.
For example, following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one Working Interest Owner to another. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and Hilcorp made estimated monthly payments to the Trust for approximately two years. Payments received by the Trust were then adjusted as actual amounts of production and costs were determined by Hilcorp, and in some periods these adjustments resulted in a decrease in Net Proceeds.
Pursuant to the Trust Indenture, the Trust is not required to pay to Working Interest Owners any amounts that could be owed if estimated revenues exceed actual revenue amounts or estimated expenses were less than actual expense amounts in past periods. However, a Working Interest Owner may recover such amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust in subsequent periods. This could result in a decrease in Net Proceeds paid to the Trust and could result in future material reductions in distributions to the Trust’s unitholders. With the assistance of a third party consultant, the Trust may periodically review reconciliation calculations by Working Interest Owners and any amounts of Net Proceeds calculated and paid based upon estimated revenue or expenses.
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
At March 29, 2022, the 1,863,590 units outstanding were held by 448 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.
Item 6.   [Reserved]
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

Pursuant to past conveyances, Scout, Hilcorp, Simcoe and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, Simcoe, and Red Willow being a “Working Interest Owner”, and together, the “Working Interest Owners”). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated.
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
In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2021 and 2020, there were $0 and $8,565 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments.
The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed.
The net effects of such adjustments for the year ended December 31, 2021 resulted in the balance of the Contingent Reserve being equal to $1,025,000 as of December 31, 2021. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time.
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

Years Ended December 31, 2021 and 2020
SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)
	Hugoton(5)			San Juan Basin — New Mexico(5)			San Juan Basin — Colorado(5)			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2021:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,392,596	$333,021	$—	$1,506,719	$841,233	$99,849	$789,577	$—	$—	$3,688,892	$1,174,254	$99,849
Less the Trust’s proportionate share of – Capital costs	(18,943)	(3,604)	—	(1,024,914)	(1,361)	(161,421)	—	—	—	(1,043,857)	(4,965)	(161,421)
Operating costs	(1,031,937)	(248,346)	—	(608,952)	(345,700)	(38,289)	(488,939)	—	—	(2,129,828)	(594,046)	(38,289)
Net Proceeds(2)	$341,716	$81,071	$—	$(127,147)	$494,172	$(99,861)	$300,638	$—	$—	$515,207	$575,243	$(99,861)
Royalty Income(2)	$—	$—	$—	$158,684	$109,429	$9,360	$630,687	$—	$—	$789,371	$109,429	$9,360
Average Sales Price	$3.96	$20.43	$—	$2.60	$18.02	$44.71	$2.56	$—	$—	$2.97	$18.65	$44.71
Average Production Costs(3)	$—	$—	$—	$26.76	$57.13	$953.89	$2.02	$—	$—	$10.46	$98.60	$953.89
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(4)	—	—	—	61,047	6,075	(209)	242,360	—	—	303,407	6,075	(209)
Year ended December 31, 2020:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,010,852	$196,435	$—	$881,596	$586,723	$97,964	$301,723	$—	$—	$2,194,171	$783,158	$97,964
Less the Trust’s proportionate share of – Capital costs	(1,123)	(207)	—	(50,124)	(13,117)	(32,354)	—	—	—	(51,247)	(13,324)	(32,354)
Operating costs	(1,211,937)	(176,462)	—	(616,280)	(387,758)	(87,948)	(117,130)	—	—	(1,945,347)	(564,220)	(87,948)
Net Proceeds(2)	$(202,208)	$19,766	$—	$215,192	$185,848	$(22,338)	$184,593	$—	$—	$197,577	$205,614	$(22,338)
Royalty Income(2)	$188,274	$60,172	$—	$220,687	$193,704	$(22,136)	$191,448	$—	$—	$600,409	$253,876	$(22,136)
Average Sales Price	$2.73	$10.01	$—	$1.53	$12.68	$41.42	$0.75	$—	$—	$1.28	$11.93	$41.42
Average Production Costs(3)	$17.59	$29.39	$—	$4.62	$26.25	$(225.13)	$0.46	$—	$—	$4.27	$27.14	$(225.13)
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(4)	68,957	6,011	—	144,318	15,271	(534)	254,346	—	—	467,621	21,282	(534)

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are net of a volumetric in-kind processing fee retained by Scout and Hilcorp, respectively.

(2)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of Gross Proceeds. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds (as defined in the Conveyance). The excess production costs must be recovered by the Working Interest Owners before any distribution of Royalty income will be made to the Trust. See “Note 5 — Excess Production Costs” in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

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

Financial Review
	2021	2020
Royalty income	$908,160	$832,149
Interest income	117	5,756
General and administrative expenses	(172,737)	(193,947)
Cash reserves used/(withheld) for current Trust expenses	21,296	(78,208)
Distributable income	$756,836	$565,750
Distributable income per unit	$0.4061	$0.3036
Royalty and Interest Income.   The Trust’s Royalty income was $908,160 and $832,149 for the years ended December 31, 2021 and 2020, respectively. The increase for the year ended December 31, 2021 as compared to December 31, 2020 was primarily a result of actual expenses being greater than actual revenues in past periods as reported by the Working Interest Owners. Such amounts are being recovered by Hilcorp, Scout and Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust. Hilcorp’s recovery is substantially complete with Net Proceeds paid to the Trust in December 2021, resulting in the increase for the year ended December 31, 2021 as compared to December 31, 2020. The Trust’s Interest income for the years ended December 31, 2021 and 2020 was $117 and $5,756, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.
General and Administrative Expense.   General and administrative expense was $172,737 and $193,947 for the years ended December 31, 2021 and 2020, respectively. The Trustee’s fees are included in general and administrative expense.
For the year ended December 31, 2021, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through December 31, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2021, the Trustee’s aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 21, 2020. As of the years ended December 31, 2021 and 2020, the Trust incurred unreimbursed expenses of $0 and $8,565, respectively.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2021 resulted in the balance of the Contingent Reserve being equal to $1,076,485 as of

December 31, 2020 and equal to $1,025,000 as of December 31, 2021. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2021 and 2020 was $787,025 and $544,685, respectively. For the years ended December 31, 2021 and 2020, the Trust calculated total aggregate distributions of $0.422 and $0.292 per unit, respectively.
Operational Review
Working Interest Owner and Industry Update
The outlook for commodity pricing improved during 2021 when compared to the historic downturn in oil and gas prices seen during 2020. The West Texas Intermediate spot price of crude oil has rallied materially from $48.52 per barrel on December 31, 2020 to $75.21 per barrel on December 31, 2021. The Henry Hub Natural Gas Spot Prices increased from $2.36 per MMBtu on December 30, 2020 to $3.82 per MMBtu on December 31, 2021. However, the lingering effects of the COVID-19 pandemic and the ongoing uncertainty around production from Russia and actions of OPEC continue to affect the oil and gas industry. The COVID-19 pandemic has resulted in economic and financial uncertainty, significant business and operational disruptions, business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The lasting impact of COVID-19 and the conflict in Ukraine remain unknown, and it is not possible to reliably estimate the impact that these developments will have on the Working Interest Owners or the Trust in future periods. If commodity prices for crude oil and natural gas fall or remain volatile as seen in 2020, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2020 and 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, sharp increases in inflation coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2022.
Hugoton Royalty Properties
Net Reserves Estimate.   According to Miller and Lents, volumes produced from the Hugoton Royalty Properties were not profitable enough in 2020 to generate future Net Proceeds to the Trust based on average expenses and declining well performance coupled with low prices, which rendered the wells in the Hugoton Royalty Properties uneconomic in 2020. It is uncertain whether future production from the Hugoton Royalty Properties will generate material Net Income to the Trust.
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties for the years ended December 31, 2021 and 2020 was $0 and $248,445, respectively. The decrease in Royalty income was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts are being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust for the year ended December 31, 2021. Net Proceeds from the Hugoton Properties adjusted against the outstanding excess production costs and recovered by Scout for the year ended December 31, 2021 were $422,787, leaving a balance of $8,100 to be recovered from future proceeds, if any.
Operating Costs and Capital Expenditures.   Operating costs attributable to the Hugoton Royalty Properties for the year ended December 31, 2021 were $1,280,283, a decrease of approximately 8% as compared to $1,388,398 for the year ended December 31, 2020.
Capital expenditures on these properties were $22,547 for the year ended December 31, 2021, as compared to $1,331 for the year ended December 31, 2020.

	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.96	$20.43	—	$2.73	$10.01	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	351,800	16,300	—	370,235	19,622	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	68,957	6,011	—
Average Sales Prices.   Average sales prices per Mcf of natural gas and Bbl for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado and New Mexico. The majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties. The Trustee has been informed that the natural gas produced from the San Juan Basin Royalty Properties has historically been sold in the spot market.
San Juan Basin — Colorado Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2021 and 2020 was $630,687 and $191,448, respectively. The increase for the year ended December 31, 2021 as compared to December 31, 2020 was primarily due to Royalty income received from Simcoe in May 2021 which included unusually high pricing due to extreme winter weather in early 2021. Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 are subject to further adjustment in future periods for certain expenses that Simcoe is entitled to deduct under the Conveyance. Simcoe is expected to recover such expense amounts by withholding a portion or all of the net proceeds that would otherwise be payable to the Trust in future periods. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the year ended December 31, 2021 were $83,365, leaving a balance of $341,707 to be recovered from future proceeds, if any.
Operating Costs and Capital Expenditures.   Operating costs attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2021 and 2020 were $ 488,939 and $117,130, respectively. The increase was primarily the result of prior period adjustments reported by Simcoe in the year ended December 31, 2021, compared to the year ended December 31, 2020, that Simcoe is entitled to deduct under the Conveyance. If not for the adjustments, operating costs would have been $79,363 for the year ended December 31, 2021. The Trust will not receive Net Proceeds for the San Juan Basin — Colorado Properties until future proceeds from production exceed the total accumulated excess costs plus accrued interest during the deficit period.
There were no capital expenditures attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2021 or 2020.

	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.56	—	—	$0.75	—	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	308,299	—	—	396,782	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	242,360	—	—	254,346	—	—
San Juan Basin — New Mexico Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2021 and 2020 was $277,472 and $392,256, respectively. The decrease was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such amounts were being recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the twelve months ended December 31, 2021, as compared to the twelve months ended December 31, 2020. Hilcorp also informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For each month in the second and third quarters ended June 30, 2021 and September 30, 2021, respectively, Hilcorp recorded estimates of revenues and expenses based on its December 2020 production month. Hilcorp estimated $90,649 in Net Proceeds to the Trust for each month in the quarters ended June 30, 2021 and September 30, 2021. Hilcorp has informed the Trust that its system conversion was completed in December 2021. Hilcorp will utilize actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis. Royalty income for December 2021 was $277,472, which will be recognized by the Trust in accordance with the Trust’s modified cash basis of accounting. Because of these adjustments, the amounts of Net Proceeds reported for the San Juan Basin — New Mexico Properties during the year ended December 31, 2021 may not be representative of Net Proceeds that will be received in future years.
Operating Costs and Capital Expenditures.   Operating costs were $992,942 for the year ended December 31, 2021, a decrease of approximately 9% as compared to $1,091,986 for the year ended December 31, 2020.
Capital expenditures on these properties for the years ended December 31, 2021 and 2020 were $1,187,696 and $95,594, respectively. The increase of $1,092,102 for the year ended December 31, 2021 as compared to December 31, 2020 was primarily due to including an approximately $1.1 million true-up of historical amounts attributable to the Trust, incurred in 2018 with respect to a newly drilled well in the San Juan Basin  —  New Mexico Properties, in the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020.

	2021			2020
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.60	$18.02	$44.71	$1.53	$12.68	$41.42
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	580,198	46,672	2,233	575,017	45,872	2,375
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	61,047	6,075	209	144,318	15,271	(534)
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis. These amounts will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018. For the three months ended March 31, 2021, Hilcorp reconciled seven additional historical amounts (including the incremental costs of approximately $1.1 million referred to below) for the accounting months of August 2018 through February 2019, which resulted in a charge to the Trust of $975,792. As of March 31, 2021, Hilcorp informed the Trust that its true-up reconciliation for the estimates of revenue and expenses was complete.
Although Hilcorp has indicated that all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 were fully reconciled, Net Proceeds from the San Juan Basin  —  New Mexico Properties that would otherwise be payable to the Trust in subsequent periods continued to be adjusted against the outstanding excess production costs until such amounts were fully recovered by Hilcorp.
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
In April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, the system conversion was completed in December 2021. Hilcorp will perform a true-up of the estimated amounts and provide the true-up to the Trust. Net Proceeds received by the Trust from Hilcorp in December 2021 were $277,472.

For the twelve months ended December 31, 2021, Net Proceeds from the San Juan Basin  —  New Mexico Properties adjusted against the outstanding excess production costs and recovered by Hilcorp were $958,625, leaving a balance of $17,167 to be recovered from future proceeds. Because of the offset, the amounts of Net Proceeds reported for the San Juan Basin  —  New Mexico Properties during the twelve months ended December 31, 2021 may not be representative of Net Proceeds that will be received in the future.
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

KPMG LLP
811 Main Street
Houston, TX 77002
Report of Independent Registered Public Accounting Firm
To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon, N.A., as Trustee:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2021 and 2020, the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting as described in Note 2.
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
KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties.
As discussed in Note 2 to the financial statements, the Trust computes amortization of the net overriding royalty interests in oil and gas properties on a unit-of-production basis and charges it directly to trust corpus as such amount does not affect distributable income. For the year ended December 31, 2021, the Trust recorded amortization of the net overriding royalty interests of $41.8 thousand.
We identified the assessment of proved oil and gas reserves, which is a key input for the determination of amortization of net overriding royalty interests in oil and gas properties, as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the forecasted production used by the Trust in the estimation of proved oil and gas reserves.
The following are the primary procedures we performed to address this critical audit matter. We evaluated (1) the professional qualifications of the external petroleum engineering specialists and the external engineering firm engaged by the Trust to estimate the proved oil and gas reserves, (2) the knowledge, skills, and ability of the external petroleum engineering specialists, and (3) the relationship of the external petroleum engineering specialists and the external engineering firm to the Trust. We read and considered their report in connection with our evaluation of the Trust’s reserve estimates. We assessed compliance of the method used by the external petroleum engineering specialists engaged by the Trust to estimate proved oil and gas reserves with industry and regulatory standards. We evaluated the forecasted production used by the Trust by comparing it to historical production rates. We analyzed and recalculated the amortization of net overriding royalty interests for compliance with industry and regulatory standards.
We have served as the Trust’s auditor since 2002.
Houston, Texas
March 31, 2022

Item 8.   Financial Statements and Supplementary Data.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
	Years Ended December 31,
	2021	2020
Royalty income	$908,160	$832,149
Interest income	117	5,756
General and administrative expenses	(172,737)	(193,947)
Income available for distribution prior to cash reserves withheld for Trust expenses	$735,540	$643,958
Cash reserves used/(withheld) for current Trust expenses	21,296	(78,208)
Distributable income	$756,836	$565,750
Distributable income per unit	$0.4061	$0.3036
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	December 31,
	2021	2020
ASSETS
Cash and short-term investments	$1,266,979	$1,076,485
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,026,117)	(40,984,296)
Total assets	$2,738,896	$2,590,223
LIABILITIES AND TRUST CORPUS
Distributions payable	$241,979	$—
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	2,496,917	2,590,223
Total liabilities and trust corpus	$2,738,896	$2,590,223
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS
	Years Ended December 31,
	2021	2020
Trust corpus, beginning of year	$2,590,223	$2,584,522
Cash reserves (used)/withheld for current Trust expenses	(21,296)	78,208
Distributable income	756,836	565,750
Distributions to unitholders	(787,025)	(544,685)
Amortization of net overriding royalty interests	(41,821)	(93,572)
Trust corpus, end of year	$2,496,917	$2,590,223
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
Note 1 — Trust Organization and Provisions
The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Bank of New York Mellon Trust Company, N.A., is the successor Trustee from JPMorgan Chase Bank, N.A., which is the successor by mergers to the originally named Trustee, Texas Commerce Bank National Association. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission (“SEC”) and other information. Any reports filed with the SEC are accessible through the Trust’s website as soon as reasonably practicable after the Trustee electronically files such material with, or furnish it to, the SEC. The Trust’s website is http://mtr.q4web.com/home/default.aspx.
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
San Juan Basin — Colorado Properties.  On April 30, 1991, MLP sold to Conoco, Inc. (“ConocoPhillips”) its interests in the San Juan Basin Royalty Properties (the “San Juan Basin Sale”). The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from Pioneer Natural Resources’ working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to SIMCOE LLC, (“Simcoe”), an affiliate of IKAV Energy Inc. BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. Simcoe and Red Willow currently operate the San Juan Basin — Colorado Properties.

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
San Juan Basin — New Mexico Properties.  Starting from the date of the San Juan Basin Sale and ending on July 31, 2017, ConocoPhillips operated substantially all of the San Juan Basin — New Mexico Properties, except a small number of properties assigned to XTO Energy, Inc. (“XTO”) effective January 1, 2005. On July 31, 2017, ConocoPhillips sold its San Juan Basin assets to Hilcorp San Juan LP (“Hilcorp”), an affiliate of Hilcorp Energy Company. On March 29, 2018, XTO sold to Hilcorp its interests in the San Juan Basin — New Mexico Properties. Hilcorp currently operates all of the San Juan Basin — New Mexico Properties.
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin — New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp has informed the Trust that it will utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month by month basis. These amounts will be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. In December 2019, Hilcorp made the first payment to the Trust reconciling historical amounts for one accounting month. For the twelve months ended December 31, 2020, Hilcorp reconciled 10 additional historical amounts for the accounting months of October 2017 through July 2018. For the three months ended March 31, 2021, Hilcorp reconciled seven additional historical amounts (including the incremental costs of approximately $1.1 million referred to below) for the accounting months of August 2018 through February 2019, which resulted in a charge to the Trust of $975,792. As of March 31, 2021, Hilcorp informed the Trust that its true-up reconciliation for the estimates of revenue and expenses was complete.
Although Hilcorp indicated that all estimated historical monthly amounts received by the Trust from September 2017 to March 2019 were fully reconciled, Net Proceeds from the San Juan Basin  —  New Mexico Properties that would otherwise be payable to the Trust in subsequent periods continued to be adjusted against the outstanding excess production costs until such amounts were fully recovered by Hilcorp.
Hilcorp informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Hilcorp has reconciled these costs resulting in a charge to the Trust for which the amount is included in the true-up of historical amounts referred to above. With the assistance of a third party consultant, the Trust has commenced a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.

In April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, the system conversion was completed in December 2021. Hilcorp will perform a true-up of the estimated amounts and provide the true-up to the Trust. Net Proceeds received by the Trust from Hilcorp in December 2021 were $277,472.
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
For the twelve months ended December 31, 2021, Net Proceeds from the San Juan Basin  —  New Mexico Properties adjusted against the outstanding excess production costs and recovered by Hilcorp were $958,625, leaving a balance of $17,167 to be recovered from future proceeds. Because of the offset, the amounts of Net Proceeds reported for the San Juan Basin  —  New Mexico Properties during the twelve months ended December 31, 2021 may not be representative of Net Proceeds that will be received in the future.
Net Proceeds from the San Juan Basin — New Mexico Properties for years ended December 31, 2021 and 2020 were $277,472 and $392,256, respectively, which revenue accounted for approximately 31% and 48%, respectively, of the total Royalty income reported by the Trust during those periods.
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
Trustee and Terms of Trust Indenture.  The Trust is a passive entity whose purposes are limited to: (1) converting the Royalties to cash, either by retaining them and collecting the proceeds of production (until production has ceased or the Royalties are otherwise terminated) or by selling or otherwise disposing of the Royalties; and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by the Trustee as a reserve for liabilities or for distribution. The terms of the Trust, the Trust Indenture and agreements with the Working Interest Owners provide, among other things, that:
(a)
the Trust cannot engage in any business or investment activity or purchase any assets;

(b)
the Royalty can be sold in part or in total for cash upon approval by the unitholders;

c)
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
Scout, Hilcorp and Simcoe will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

Trustee’s Fees.  Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2021, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2021 through December 31, 2021. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2021, the Trustee’s fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2020.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of December 31, 2021	As of December 31, 2020
Hugoton Properties	$8,100	$430,888
San Juan Basin – Colorado Properties – Simcoe	341,707	—
San Juan Basin – Colorado Properties – Red Willow	24,794	36,453
San Juan Basin – New Mexico Properties – Hilcorp	29,184	18,874
Total	$403,785	$486,215

Excess production costs result when costs, charges, and expenses attributable to a Royalty Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs are recoverable by the Working Interest Owners before any distribution of Royalty income from the properties will be made to the Trust. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds (as defined in the Conveyance).Excess production costs are reported by the Working Interest Owners for prior production months and may be based upon estimates that are subject to adjustment in future periods.
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2021 resulted in the balance of the Contingent Reserve being equal to $1,076,485 as of December 31, 2020 and equal to $1,025,000 as of December 31, 2021.
The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 are as follows:
	2021	2020
Income available for distribution prior to cash reserves withheld for Trust expenses	$735,540	$643,958
Increase in the Contingent Reserve	(916,999)	(320,537)
Withdrawal from the Contingent Reserve	968,483	221,264
Distributable Income Available for Distribution	$787,025	$544,685
Distributable Income Available for Distribution per unit	$0.422	$0.292
Units outstanding	1,863,590	1,863,590
Note 7 — Supplemental Reserve Information (Unaudited)
Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2021 are based on the reserve report prepared by Miller and Lents, independent petroleum engineering consultants. Prior to Miller and Lents, the Trust used DeGolyer and MacNaughton as its independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust’s Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust’s Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust’s Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2021 were based on the average price during the 12-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.
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

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)
	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2017	8,177	360,009	6,310,336
Revisions to previous estimates	2,219	103,606	1,834,431
Extensions, discoveries and other additions	—	—	—
Production	(399)	(30,568)	(852,872)
December 31, 2018	9,997	433,047	7,291,895
Revisions to previous estimates	3,358	(1,488)	1,826,202
Extensions, discoveries and other additions	—	—	—
Production	(2,355)	(51,559)	(1,412,097)
December 31, 2019	11,000	380,000	7,706,000
Revisions to previous estimates	(1,534)	(52,718)	(1,865,379)
Extensions, discoveries and other additions	—	—	—
Production	534	(21,282)	(467,621)
December 31, 2020	10,000	306,000	5,373,000
Revisions to previous estimates	2,209	139,075	3,071,407
Extensions, discoveries and other additions	—	—	—
Production	(209)	(6,075)	(303,407)
December 31, 2021	12,000	439,000	8,141,000
Proved Developed Reserves:
December 31, 2017	8,177	360,009	6,310,336
December 31, 2018	9,997	433,047	7,291,895
December 31, 2019	11,000	380,000	7,706,000
December 31, 2020	10,000	306,000	5,373,000
December 31, 2021	12,000	439,000	8,141,000

•
The Hugoton Royalty represents 5%, 0% and 1% of the estimated proved natural gas liquids reserves and 8%, 0% and 1% of the estimated proved natural gas reserves as of December 31, 2021, 2020 and 2019, respectively.

•
The December 31, 2021, 2020, 2019, 2018 and 2017 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

•
There were no Proved Undeveloped Reserves in any of the years covered by the table.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2021	2020	2019
	(In thousands)
The Trust’s proportionate share of future Gross Proceeds	$58,418	$20,082	$35,252
The Trust’s proportionate share of future operating costs	(19,175)	(5,602)	(12,649)
Future capital costs	(2,400)	(1,407)	(1,214)
Future Royalty income	$36,843	$13,073	$21,389
Discount at 10% per annum	(20,283)	(6,503)	(10,896)
Standardized measure of future Royalty income from proved oil and gas reserves	$16,560	$6,570	$10,493
CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2021	2020	2019
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$6,570	$10,493	$10,640
Revisions of previous estimates	3,986	(892)	3,273
Net changes in price and production costs	5,527	(3,062)	4,072
Royalty income	(908)	(832)	(1,808)
Accretion of discount	1,385	863	862
Net changes in standardized measure	$9,990	$(3,923)	$(147)
Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$16,560	$6,570	$10,493

•
The Hugoton Royalty represents approximately 13% and 0% of the standardized measure of future royalty income for 2021 and 2020, respectively.

•
Standardized measure at December 31, 2021 was calculated using natural gas prices of $4.237 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $3.072 per Mcf for San Juan Basin — New Mexico Royalty Properties and $0.821 per Mcf for the San Juan Basin — Colorado Royalty Properties, natural gas liquids prices of $20.81 per barrel (“Bbl”) for Hugoton Royalty Properties and $31.32 per Bbl for the San Juan Basin Royalty Properties, and oil and condensate prices of $44.60 per Bbl for the San Juan Basin Royalty Properties.

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
Trustee’s Report on Internal Control over Financial Reporting.  The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control — Integrated Framework (2013),” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.
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
Item 9B.
Other Information.

None.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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
Section 16(a) Beneficial Ownership Reporting Compliance.
The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2021.
Item 11.
Executive Compensation.

Not applicable.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 31, 2022, except as set forth below. The following information has been obtained from public filings with the SEC.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Wells Fargo & Company	125,696(1)	6.74%

(1)
Based on a Schedule 13G/A filed on January 28, 2022 by Wells Fargo & Company, Wells Fargo Advisors Financial Network, LLC and Wells Fargo Clearing Services, LLC (collectively, “Wells Fargo”). The principal business office address for Wells Fargo is 420 Montgomery Street, San Francisco, CA 94163.

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

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust’s financial statements for the years ended December 31, 2021 and 2020, as well as fees billed for other services rendered by KPMG LLP.
	2021	2020
Audit fees(1)	$525,000	$580,000
Audit-related fees	—	—
Tax fees(2)	95,000	92,000
All other fees	—	—
Total fees	$620,000	$672,000

(1)
Audit fees consist of fees for the audit of the Trust’s financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2021 and 2020. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust’s tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2021 and 2020. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

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
March 31, 2022
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.