Form 10-Q
period 2022-03-31
MESA ROYALTY TRUST/TX
filed 2022-05-16
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022
☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 16, 2022 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the working interest owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended March 31,
	2022	2021
Royalty and other income	$732,894	$36,515
Interest income	29	27
General and administrative expense	(57,450)	(34,302)
Income available for distribution prior to cash reserves withheld for Trust expenses	675,473	2,240
Cash reserves withheld for current Trust expenses	(72,000)	(2,240)
Distributable income	$603,473	$—
Distributable income per unit	$0.3238	$0.0000
Units outstanding	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and short-term investments	$1,700,472	$1,266,979
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,032,165)	(41,026,117)
Total assets	$3,166,341	$2,738,896
LIABILITIES AND TRUST CORPUS
Distributions payable	$603,829	$241,979
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,562,512	2,496,917
Total liabilities and trust corpus	$3,166,341	$2,738,896
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended March 31,
	2022	2021
Trust corpus, beginning of period	$2,496,917	$2,590,223
Cash reserves withheld for current Trust expenses	72,000	2,240
Distributable income	603,473	—
Distributions to unitholders	(603,829)	—
Amortization of net overriding royalty interest	(6,049)	(5,277)
Trust corpus, end of period	$2,562,512	$2,587,186
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Trust Organization and Provisions
The Mesa Royalty Trust (the “Trust”), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the Securities and Exchange Commission (“SEC”) and other information. Any reports filed with the SEC are accessible through our website as soon as reasonably practicable after the Trustee electronically files such material with, or furnishes it to, the SEC. The Trust’s website is http://mtr.q4web.com/home/default.aspx.
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
In April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, the system conversion was completed in December 2021. In January 2022, Hilcorp performed a true-up of the estimated amounts, utilizing actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and provided the true-up to the Trust. Net Proceeds received by the Trust from Hilcorp in the three months ended March 31, 2022 were $732,514.
For the three months ended March 31, 2022, Net Proceeds from the San Juan Basin — New Mexico Properties adjusted against the outstanding excess production costs and recovered by Hilcorp were $17,168, leaving a balance of $0 to be recovered from future proceeds.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See “Contracts” under Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.
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

Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2022, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022 and a 2% annualized return from March 16, 2022 through March 31, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2022, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2021.
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
The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 and are available upon request from the Trustee.
Note 2 — Basis of Presentation
The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of March 31, 2022	As of December 31, 2021
Hugoton Properties	$—	$8,100
San Juan Basin – Colorado Properties – Simcoe	268,213	341,707
San Juan Basin – Colorado Properties – Red Willow	19,455	24,794
San Juan Basin – New Mexico Properties – Hilcorp	—	29,184
Total	$287,668	$403,785
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

The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2022 resulted in the balance of the Contingent Reserve being equal to $1,078,725 as of March 31, 2021 and equal to $1,096,643 as of March 31, 2022.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended March 31,
	2022	2021
Distributable income before reserve for contingent liabilities and expenses	$675,473	$2,240
Increase in the Contingent Reserve	(732,543)	(45,107)
Withdrawal from the Contingent Reserve	660,899	42,867
Distributable income available for distribution	$603,829	$—
Distributable income available for distribution per unit	$0.3240	$—
Units outstanding	1,863,590	1,863,590
Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
The following review of the financial condition and results of operations of Mesa Royalty Trust (the “Trust”) should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the working interest owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended March 31,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,371,707	$600,860	$38,140	$911,428	$248,710	$61,364
Less the Trust’s proportionate share of:
Capital costs recovered	(60,348)	(27,591)	(2,227)	(1,034,362)	(1,598)	(161,364)
Operating costs	(576,991)	(252,584)	(15,070)	(518,460)	(146,828)	(25,657)
Net proceeds(2)	$734,368	$320,685	$20,843	$(641,394)	$100,284	$(125,657)
Royalty income(2)	$439,643	$273,587	$19,284	$36,515	$—	$—
Average sales price	$14.89	$119.24	$89.56	$1.44	$—	$—
Average production costs(3)	$21.59	$122.11	$80.33	$61.28	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	29,519	2,294	215	25,340	—	—

(1)
Gross Proceeds from natural gas liquids attributable to each of the Hugoton Royalty Properties and San Juan Basin Royalty Properties are reported by the Working Interest Owners net of a volumetric in-kind processing fee retained by Scout and Hilcorp, respectively.

(2)
Royalty income is computed after deducting the Trust’s proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust’s proportionate share of Gross Proceeds. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the Royalty income paid to the Trust may not agree to the Trust’s

Royalty interest in the Net Proceeds (as defined in the Conveyance). The excess production costs are recoverable by the Working Interest Owners before any distribution of Royalty income will be made to the Trust. See “Note 5 — Excess Production Costs” in the Notes to Financial Statements contained in Item 1 of this Form 10-Q.
Also, as a result of Royalty income reported by the Working Interest Owners in one quarterly operating period and received by the Trustee in a subsequent quarterly operating period, the Royalty income paid to the Trust may not agree to the Trust’s Royalty interest in the Net Proceeds.
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

Three Months Ended March 31, 2022 and 2021
Financial Review
	Three Months Ended March 31,
	2022	2021
Royalty and other income	$732,894	$36,515
Interest income	29	27
General and administrative expense	(57,450)	(34,302)
Income available for distribution prior to cash reserves withheld for Trust expenses	675,473	2,240
Cash reserves withheld for current Trust expenses	(72,000)	(2,240)
Distributable income	603,473	—
Distributable income per unit	$0.3238	$—
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $732,894 for the quarter ended March 31, 2022, as compared to $36,515 for the quarter ended March 31, 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by the Working Interest Owners. Such amounts are being recovered by Scout, Hilcorp and Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust. Hilcorp’s recovery was completed in January 2022, with Net Proceeds paid to the Trust in each of the three months ended March 31, 2022, resulting in the increase for the three months ended March 31, 2022 as compared to March 31, 2021.

The Trust’s Interest income for the quarters ended March 31, 2022 and 2021 was $29 and $27, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2022 through March 15, 2022 and a 2% annualized return from March 16, 2022 through March 31, 2022.
General and Administrative Expense.   General and administrative expense was $57,540 and $34,302 for the three months ended March 31, 2022 and 2021, respectively. The Trustee’s fees are included in general and administrative expense. The increase for the three months ended March 31, 2022 as compared to March 31, 2021 was primarily a result of the timing of expenses received and paid by the Trust.
For the quarter ended March 31, 2022, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022 and a 2% annualized return from March 16, 2022 through March 31, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2022, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2021. As of each of the quarters ended March 31, 2022 and 2021, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2022 resulted in the balance of the Contingent Reserve being equal to $1,078,725 as of March 31, 2021 and equal to $1,096,643 as of March 31, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2022 was $603,829, representing $0.3240 per unit, as compared to $0, representing $0 per unit, for the quarter ended March 31, 2021. Based on 1,863,590 units outstanding for the quarters ended March 31, 2022 and 2021, respectively, the per unit distributions for each month in such periods were as follows:

	2022	2021
January	$0.1118	$—
February	0.1094	—
March	0.1028	—
	$0.3240	$—
Operational Review
Global Oil Market Impact in 2022
Average oil and gas prices during the first quarter of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s incursion into Ukraine created volatility in global supply of numerous commodities, including oil. In response, the U.S. has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, sharp increases in inflation coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2022.
COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic as cases and hospitalizations have dropped significantly in 2022. The full extent to which the COVID-19 pandemic impacts the Trust will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and new variants of the virus.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the first quarter of 2022 or 2021.
	Three Months Ended March 31,
	2022	2021
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$384,175	$298,495
Capital expenditures attributable to Hugoton Royalty Properties	$30,197	$13,237
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the first quarter of 2022 and the first quarter of 2021. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were being recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2021. For the three months ended March 31, 2022, Scout completed its recovery and calculated Net Proceeds from the Hugoton Royalty Properties, however, no Royalty income from this calculation was received by the Trust from Scout in the quarter ended March 31, 2022. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has commenced a review of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs were $384,175 in the first quarter of 2022, as compared to $298,495 in the first quarter of 2021. The increase of approximately 29% in the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021, was primarily due to higher ad valorem taxes during the first quarter of 2022. Capital expenditures attributable to the Hugoton Royalty Properties were $30,197 in the first quarter of 2022 as compared to $13,237 in the first quarter of 2021.
	Three Months Ended March 31,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.63	$22.36	$—	$3.41	$15.62	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	117,989	5,163	—	85,050	4,031	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. The majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.

San Juan Basin — Colorado Properties
	Three Months Ended March 31,
	2022	2021
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$36,515
Operating costs attributable to San Juan Basin – Colorado Properties	$1,239	$8,015
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the first quarter of 2022, as compared to $36,515 during the first quarter of 2021. The decrease was primarily a result of prior period adjustments reported by Simcoe in 2021 that are being recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2022. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the quarter ended March 31, 2022 were $73,494, leaving a balance of $268,213 to be recovered from future proceeds, if any. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — Colorado Properties during the three months ended March 31, 2022 may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs.   Operating costs on these properties were $1,239 in the first quarter of 2022, as compared to $8,015 in the first quarter of 2021. The low operating costs in the first quarter of 2021 were primarily the result of the reporting only January 2021 Royalty income and related expenditures from Simcoe because February and March 2021 Royalty income and related expenditures from Simcoe were not received by the Trust until the quarter ended June 30, 2021.
The decrease in the first quarter of 2022 was primarily the result of current updates Simcoe made to prior period adjustments reported by Simcoe in 2021, that Simcoe asserted it was entitled to deduct under the Conveyance. Simcoe’s operator statement for the quarter ended March 31, 2022 shows overpayment corrections of $61,526 which is also the amount of operating expenses shown on Simcoe’s operator statement for the quarter ended March 31, 2022. The operating costs shown above of $1,239 are attributable to the San Juan Basin — Colorado Properties operated by Red Willow.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the first quarter of 2022 and in the first quarter of 2021.
	Three Months Ended March 31,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.02	$0.56	$—	$1.40	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	78,085	847	—	30,174	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	25,340	—	—

San Juan Basin –  New Mexico Properties
	Three Months Ended March 31,
	2022	2021
Royalty income attributable to San Juan Basin – New Mexico Properties	$732,514	$—
Operating costs attributable to San Juan Basin – New Mexico Properties	$459,231	$384,435
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$59,969	$1,184,088
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $732,514 during the first quarter of 2022, as compared to $0 during the first quarter of 2021. The increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such expense amounts were recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021.
In addition to the above, in April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, the system conversion was completed in December 2021.
In January 2022, Hilcorp performed a true-up of the estimated amounts, utilizing actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and provided the true-up to the Trust. The true-up resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per Hilcorp, the true-up is complete and there is currently no balance to be recovered from future proceeds. Net Proceeds were received by the Trust from Hilcorp for each month in the quarter ended March 31, 2022.
In addition to the above, the increase in Royalty income was also due to decreased capital expenditures and higher prices for natural gas, natural gas liquids and oil and condensate, offset in part by increased operating expenditures, in the first quarter of 2022 as compared to the first quarter of 2021.
Operating Costs and Capital Expenditures.   Operating costs were $459,231 in the first quarter of 2022, an increase of approximately 19% as compared to $384,435 in the first quarter of 2021. The increase was due primarily to pricing increases that also resulted in higher severance taxes. Capital expenditures on these properties were $59,969 in the first quarter of 2022, a decrease of $1,124,119 as compared to $1,184,088 in the first quarter of 2021. The decrease was due primarily to including capital expenditures of approximately $1.1 million attributable to the Trust (incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties) in the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$14.89	$119.24	$89.56	$3.66	$15.08	$45.95
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	50,076	4,067	426	158,343	12,323	1,335
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	29,519	2,294	215	—	—	—
Following Hilcorp’s acquisition of ConocoPhillips’ and XTO’s interests in the San Juan Basin – New Mexico Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During this transition period, Hilcorp recorded estimates of revenues and expenses and made payments to the Trust based on historical amounts previously paid by ConocoPhillips, and the Trust recognized such amounts in accordance with its modified cash basis of accounting. Accordingly, Hilcorp made an estimated monthly payment of $97,150 in Net Proceeds to the Trust from September 2017 to March 2019 based upon the July 2017 production month previously paid by ConocoPhillips. In April 2019, Hilcorp began to generate actual (instead of estimated) Net Proceeds due to the Trust on a monthly basis. Hilcorp informed the Trust that it would utilize actual revenue and expense amounts and either add or subtract reconciled historical amounts on a month-by-month basis. These amounts would be recognized over time by the Trust in accordance with the Trust’s modified cash basis of accounting. As of March 31, 2021, Hilcorp had reconciled all historical amounts (including the incremental costs of approximately $1.1 million referred to below), which resulted in a charge to the Trust of $975,792. Hilcorp informed the Trust that its true-up reconciliation for the estimates of revenue and expenses was completed in March 2021.
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
In addition to the above, in April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per Hilcorp, the system conversion was completed in December 2021.
In January 2022, Hilcorp performed a true-up of the estimated amounts, utilizing actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and provided the true-up to the Trust. Per Hilcorp, the true-up is complete and there is currently no balance to be recovered from future proceeds.
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
The Trustee may establish and increase cash reserves as permitted by the Trust Indenture. The Trustee has recently evaluated the adequacy of the Contingent Reserve based on the likelihood of future regular receipts of Royalty income from the Royalty Properties, volatility in commodity prices and other market conditions affecting Royalty income, and the anticipated costs and expenses related to the future termination of the Trust. On the basis of this evaluation, the Trustee intends to increase the Contingent Reserve from $1.0 million to a total of $2.0 million. The Trustee intends to retain in reserve future Royalty income, if any, received in 2022 and subsequent periods until the cash reserve is fully funded at this increased level. The Trustee intends to continue to evaluate the adequacy of the Contingent Reserve and may at any time, without notice to the unitholders, increase or decrease the amount of the Contingent Reserve based on this ongoing evaluation. Future filings by the Trust with the SEC will include information regarding the Trustee’s evaluation of cash reserves and funding of the Contingent Reserve.
In recent periods, substantial accumulated excess production costs have decreased Trust income and distributions, and in some months resulted in no Trust distributions. There can be no assurance that the Trust will receive additional Royalty income adequate to fund the Contingent Reserve and to provide sufficient liquidity for the Trust.
The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during 2022 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
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
Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. “Other Information — Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties” and “The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.
The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Part II, Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 for information concerning controls and procedures with respect to the Royalty and information related to the Trustee’s review of certain information and calculations by the Working Interest Owners.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended March 31, 2022, there was no material change in such risk factors.
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
Date: May 16, 2022
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided.