Form 10-Q
period 2022-06-30
MESA ROYALTY TRUST/TX
filed 2022-08-15
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022
☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 15, 2022—1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty and other income	$1,036,950	$594,172	$1,769,844	$630,687
Interest income	1,026	31	1,055	58
General and administrative expense	(64,707)	(61,851)	(122,158)	(96,153)
Income available for distribution prior to cash reserves withheld for Trust expenses	973,269	532,352	1,648,741	534,592
Cash reserves withheld for Trust expenses	(37,500)	—	(109,500)	(2,240)
Distributable income	$935,769	$532,352	$1,539,241	$532,352
Distributable income per unit	$0.5021	$0.2857	$0.8260	$0.2857
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and short-term investments	$2,069,912	$1,266,979
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,058,835)	(41,026,117)
Total assets	$3,509,111	$2,738,896
LIABILITIES AND TRUST CORPUS
Distributions payable	$934,644	$241,979
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,574,467	2,496,917
Total liabilities and trust corpus	$3,509,111	$2,738,896
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$2,562,512	$2,587,186	$2,496,917	$2,590,223
Cash reserves withheld for Trust expenses	37,500	—	109,500	2,240
Distributable income	935,769	532,352	1,539,241	532,352
Distributions to unitholders	(934,644)	(537,730)	(1,538,473)	(537,730)
Amortization of net overriding royalty interest	(26,670)	(23,967)	(32,718)	(29,244)
Trust corpus, end of period	$2,574,467	$2,557,841	$2,574,467	$2,557,841
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
In April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November, 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per information provided by Hilcorp, the system conversion was completed in December 2021. In January 2022, Hilcorp performed a true-up of the estimated amounts, utilizing actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and provided the true-up to the Trust. The true-up resulted in a net adjustment of $89,617 received by the Trust in the first quarter of 2022. Per information provided by Hilcorp, the true-up of the 2021 estimated amounts is complete and there is currently no balance to be recovered from future proceeds related to this true-up.
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
Trustee and Terms of Trust Indenture.   The Trust is a passive entity whose purposes are limited to: (1) converting the Royalty to cash, either by retaining it and collecting the proceeds of production (until production has ceased or the Royalty is otherwise terminated) or by selling or otherwise disposing of the Royalties; and (2) distributing such cash, net of amounts for payments of liabilities to the Trust, to the unitholders. The Trust has no sources of liquidity or capital resources other than the revenues, if any, attributable to the Royalties and interest on cash held by the Trustee as a reserve for liabilities or for distribution. The terms of the Trust Indenture and agreements with the Working Interest Owners provide, among other things, that:
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2022, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2022. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022 and a 3.25% annualized return from June 15, 2022 through June 30, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2022, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2021. For the six months ended June 30, 2022, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2021.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of June 30, 2022	As of December 31, 2021
Hugoton Properties	$—	$8,100
San Juan Basin – Colorado Properties – Simcoe	250,148	341,707
San Juan Basin – Colorado Properties – Red Willow	15,299	24,794
San Juan Basin – New Mexico Properties – XTO (Hilcorp)	11,539	29,184
Total	$276,986	$403,785
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2022 resulted in the balance of the Contingent Reserve being equal to $1,073,346 as of June 30, 2021 and equal to $1,135,268 as of June 30, 2022.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributable income before reserve for contingent liabilities and expenses	$973,269	$532,352	$1,648,741	$534,592
Increase in the Contingent Reserve	(1,038,357)	(594,359)	(1,770,899)	(639,466)
Withdrawal from the Contingent Reserve	999,732	599,737	1,660,631	642,604
Distributable income available for distribution	$934,644	$537,730	$1,538,473	$537,730
Distributable income available for distribution per unit	$0.5015	$0.2885	$0.8255	$0.2885
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$1,058,674	$495,401	$22,330	$1,148,384	$267,412	$8,919
Less the Trust’s proportionate share of:
Capital costs recovered	(3,503)	(1,727)	(82)	(1,789)	(905)	(19)
Operating costs	(527,860)	(217,148)	(5,949)	(354,001)	(147,716)	(3,620)
Net proceeds(2)	$527,311	$276,526	$16,299	$792,594	$118,791	$5,280
Royalty income(2)	$704,237	$316,794	$16,299	$594,172	$—	$—
Average sales price	$5.10	$33.10	$85.69	$5.16	$—	$—
Average production costs(3)	$3.85	$22.87	$31.70	$3.09	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	137,963	9,572	190	115,090	—	—

	Six Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$2,430,381	$1,096,262	$60,469	$2,059,812	$516,122	$70,284
Less the Trust’s proportionate share of:
Capital costs recovered	(63,852)	(29,318)	(2,309)	(1,036,152)	(2,503)	(161,383)
Operating costs	(1,104,851)	(469,733)	(21,018)	(872,461)	(294,544)	(29,278)
Net proceeds(2)	$1,261,678	$597,211	$37,142	$151,199	$219,075	$(120,377)
Royalty income(2)	$1,143,880	$590,381	$35,583	$630,687	$—	$—
Average sales price	$6.79	$51.07	$88.09	$4.47	$—	$—
Average production costs(3)	$6.93	$43.17	$57.75	$13.52	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	168,545	11,560	404	141,218	—	—

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

Three Months Ended June 30, 2022 and 2021
Financial Review
	Three Months Ended June 30,
	2022	2021
Royalty and other income	$1,036,950	$594,172
Interest income	1,026	31
General and administrative expense	(64,707)	(61,851)
Income available for distribution prior to cash reserves withheld for Trust expenses	973,269	532,352
Cash reserves withheld for Trust expenses	(37,500)	—
Distributable income	$935,769	$532,352
Distributable income per unit	$0.5021	$0.2857
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $1,036,950 for the quarter ended June 30, 2022, as compared to $594,172 for the quarter ended June 30, 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp and Scout. Such amounts were recovered by Hilcorp and Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021. Hilcorp completed its recovery in the first quarter of 2022, and Royalty income was received by the Trust for each month in the quarter ended June 30, 2022. Scout completed its recovery in the first quarter of 2022 and calculated Net Proceeds from the Hugoton Royalty Properties, however, Royalty income from this calculation was not received by the Trust from Scout until May of 2022, along with Royalty income for each month in the quarter ended June 30, 2022. The receipt of Net Proceeds from both Hilcorp and Scout, along with the timing of the receipt of Royalty income from Scout, resulted in the increase for the three months ended June 30, 2022, as compared to the same period ended June 30, 2021.
The Trust’s interest income for the quarters ended June 30, 2022 and 2021 was $1,026 and $31, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022 and a 3.25% annualized return from June 15, 2022 through June 30, 2022.
General and Administrative Expense.   General and administrative expense was $64,707 and $61,851 for the three months ended June 30, 2022 and 2021, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended June 30, 2022, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022 and a 3.25% annualized return from June 15, 2022 through June 30, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2022, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2021. As of each of the quarters ended June 30, 2022 and 2021, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2022 resulted in the balance of the Contingent Reserve being equal to $1,073,346 as of June 30, 2021 and equal to $1,135,268 as of June 30, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2022 was $934,644, representing $0.5015 per unit, as compared to $537,730, representing $0.2885 per unit, for the quarter ended June 30, 2021. Based on 1,863,590 units outstanding for the quarters ended June 30, 2022 and 2021, respectively, the per unit distributions for each month in such periods were as follows:
	2022	2021
April	$0.1015	$—
May	0.2504	0.2714
June	0.1496	0.0171
	$0.5015	$0.2885
Operational Review
Global Oil Market Impact in 2022
Average oil and gas prices during the first and second quarters of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s incursion into Ukraine created volatility in global supply of numerous commodities, including oil. In response, the U.S. has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, sharp increases in inflation coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2022.
COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic as cases and hospitalizations have dropped significantly in 2022. The full extent to which the COVID-19 pandemic impacts the Trust will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and new variants of the virus.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for 33% of the Royalty income of the Trust during the second quarter of 2022.
	Three Months Ended June 30,
	2022	2021
Royalty income attributable to Hugoton Royalty Properties	$345,326	$—
Operating costs attributable to Hugoton Royalty Properties	$468,742	$293,587
Capital expenditures attributable to Hugoton Royalty Properties	$1,760	$1,377
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties increased to $345,326 in the second quarter of 2022 from $0 in the second quarter of 2021. The increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2021. Scout completed its recovery and calculated Net Proceeds from the Hugoton Royalty Properties in the first quarter of 2022. However, Royalty income from this calculation was not received by the Trust from Scout until May of 2022. The receipt of Net Proceeds from Scout, along with the timing of the receipt of Royalty income from Scout, resulted in the increase for the three months ended June 30, 2022, as compared to the same period ended June 30, 2021. If Royalty income from Hugoton for the first quarter of 2022 had been received by the Trust in the quarter ended March 31, 2022, Hugoton’s Royalty income for the quarter ended June 30, 2022 would have been $105,910. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has commenced a review of certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.

Operating Costs and Capital Expenditures.   Operating costs were $468,742 in the second quarter of 2022, as compared to $293,587 in the second quarter of 2021. The increase of approximately 60% in the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021, was primarily due to corrections to prior periods’ expenses made in the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. Capital expenditures attributable to the Hugoton Royalty Properties were $1,760 in the second quarter of 2022, as compared to $1,377 in the second quarter of 2021.
	Three Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$5.91	$27.64	$—	$3.63	$16.93	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	75,519	4,699	—	72,895	4,224	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	47,806	2,267	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended June 30,
	2022	2021
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$594,172
Operating costs attributable to San Juan Basin – Colorado Properties	$3,655	$1,706
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the second quarter of 2022, as compared to $594,172 during the second quarter of 2021. The decrease was primarily a result of revenue received from Simcoe in May 2021 which included adjusted proceeds for prior periods and also included unusually high pricing due to extreme winter weather in early

2021. Simcoe informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it is entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2022. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the quarter ended June 30, 2022 were $18,065, leaving a balance of $250,148 to be recovered from future proceeds, if any. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — Colorado Properties during the three months ended June 30, 2022 may not be representative of Net Proceeds that will be received in future quarters. Per information provided by Simcoe, in April 2022, there was a prior period adjustment related to pricing that resulted in negative gross proceeds and negative net Royalty income attributable to the Trust for the month of April 2022.
Operating Costs.   Operating costs on these properties were $3,655 in the second quarter of 2022, as compared to $1,706 in the second quarter of 2021. The low operating costs in the second quarters of both 2022 and 2021 were primarily the result of updates Simcoe made to prior period adjustments reported by Simcoe in 2021, that Simcoe asserted it was entitled to deduct under the Conveyance. Simcoe’s operator statements for the quarters ended June 30, 2022 and June 30, 2021 show overpayment corrections which reduced Simcoe’s operating expenses to approximately $0 for the second quarters of both 2022 and 2021. The operating costs shown above of $3,655 and $1,706 are primarily attributable to the San Juan Basin —  Colorado Properties operated by Red Willow. If not for the reductions, operating costs would have been $24,882 for the three months ended June 30, 2022 and $19,008 for the three months ended June 30, 2021.
	Three Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.31	$0.77	$—	$5.16	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	83,529	400	—	118,716	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	115,091	—	—

(1)
Per information provided by Simcoe, Simcoe pays Working Interest Owners on the same blended Weighted Average Sales Price (“WASP”) (fixed plus market) that Simcoe receives from their purchaser. WASP is defined as: for each delivery point, a price per MMBtu for each month equal to gas proceeds less transportation costs, divided by the total number of first of month baseload MMBtus of gas sold at such delivery point. Sales prices received by Simcoe may be lower than current market prices which may result in less than current market average gas prices received by the Trust.

San Juan Basin — New Mexico Properties
	Three Months Ended June 30,
	2022	2021
Royalty income attributable to San Juan Basin – New Mexico Properties	$692,004	$—
Operating costs attributable to San Juan Basin – New Mexico Properties	$278,560	$210,044
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$3,552	$1,336
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $692,004 during the second quarter of 2022, as compared to Royalty income of $0 during the second quarter of 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such expense amounts were recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021.
In addition to the above, in April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per information provided by Hilcorp, the system conversion was completed in December 2021. As a result of the system conversion, properties currently operated by Hilcorp, formerly operated by XTO and reported separately from Hilcorp, were combined into one reporting entity.
In the first quarter of 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp, the true-up of the 2021 estimated amounts is complete and there is currently no balance to be recovered from future proceeds related to this true-up.
Hilcorp also completed its recovery of excess production costs in the first quarter of 2022, and Royalty income was received by the Trust for each month in the quarter ended June 30, 2022. The receipt of Net Proceeds from Hilcorp resulted in the increase for the three months ended June 30, 2022, as compared to the same period ended June 30, 2021. While there were no known excess production costs related to Hilcorp to offset Royalty income for the three months ended June 30, 2022, in June 2022, Hilcorp informed the Trust that the excess production costs that occurred prior to 2021, of $11,538, related to the properties formerly operated by XTO and currently operated by Hilcorp, would be offset from the net Royalty income to be received by the Trust from Hilcorp in July 2022.
Operating Costs and Capital Expenditures.   Operating costs were $278,560 in the second quarter of 2022, an increase of approximately 33%, as compared to $210,044 in the second quarter of 2021. The increase was primarily a result of an increase in severance tax due to increases in pricing for natural gas, natural gas liquids and oil and condensate in the second quarter of 2022, as compared to the second quarter of 2021.

Capital expenditures on these properties were $3,552 in the second quarter of 2022, as compared to $1,336 in the second quarter of 2021.
	Three Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.68	$34.79	$85.69	$2.02	$17.32	$36.60
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	125,445	10,498	261	138,806	11,310	244
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	90,158	7,305	190	—	—	—
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
In addition to the above, in April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per information provided by Hilcorp, the system conversion was completed in December 2021.
In January 2022, Hilcorp performed a true-up of the estimated amounts, utilizing actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and provided the true-up to the Trust. Per information provided by Hilcorp, the true-up is complete and there is currently no balance to be recovered from future proceeds related to this true-up.
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
Six Months Ended June 30, 2022 and 2021
Financial Review
	Six Months Ended June 30,
	2022	2021
Royalty income	$1,769,844	$630,687
Interest income	1,055	58
General and administrative expense	(122,158)	(96,153)
Income available for distribution prior to cash reserves withheld for Trust expenses	1,648,741	534,592
Cash reserves withheld for Trust expenses	(109,500)	(2,240)
Distributable income	$1,539,241	$532,352
Distributable income per unit	$0.8260	$0.2857
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $1,769,844 for the six months ended June 30, 2022, as compared to $630,687 for the six months ended June 30, 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp and Scout. Such amounts were recovered by Hilcorp and Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021. Hilcorp and Scout completed their recoveries in the first quarter of 2022, and Royalty income was received by the Trust from both Hilcorp and Scout for each month in the six months ended June 30, 2022. The receipt of Net Proceeds from both Hilcorp and Scout resulted in the increase for the six months ended June 30, 2022, as compared to the same period ended June 30, 2021.
The Trust’s interest income for the six months ended June 30, 2022 and 2021 was $1,055 and $58, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022 and a 3.25% annualized return from June 15, 2022 through June 30, 2022.
General and Administrative Expense.   General and administrative expense was $122,158 and $96,153 for the six months ended June 30, 2022 and 2021, respectively. The Trustee’s fees are included in general and administrative expense. The increase for the six months ended June 30, 2022, as compared to June 30, 2021 was primarily a result of the timing of expenses received and paid by the Trust.
For the six months ended June 30, 2022, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022 and a 3.25% annualized return from June 15, 2022 through June 30, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the six months ended June 30, 2022, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2021. As of each of the six-month periods ended June 30, 2022 and 2021, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the six months ended June 30, 2022 resulted in the balance of the Contingent Reserve being equal to $1,073,346 as of June 30, 2021 and equal to $1,135,268 as of June 30, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2022 was $1,538,473, representing $0.8255 per unit, as compared to $537,730, representing $0. 2885 per unit, for the six months ended June 30, 2021.
Operational Review
Global Oil Market Impact in 2022
Average oil and gas prices during the first and second quarters of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s incursion into Ukraine created volatility in global supply of numerous commodities, including oil. In response, the U.S. has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, sharp increases in inflation coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2022.
COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic as cases and hospitalizations have dropped significantly in 2022. The full extent to which the COVID-19 pandemic impacts the Trust will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and new variants of the virus.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for 20% of the Royalty income of the Trust during the six months ended June 30, 2022.
	Six Months Ended June 30,
	2022	2021
Royalty income attributable to Hugoton Royalty Properties	$345,326	$—
Operating costs attributable to Hugoton Royalty Properties	$852,917	$592,083
Capital expenditures attributable to Hugoton Royalty Properties	$31,958	$14,614
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties increased to $345,326 for the six months ended June 30, 2022 from $0 for the same period in 2021. The increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the six months ended June 30, 2021. Scout completed its recovery in the first quarter of 2022, and Royalty income was received by the Trust from Scout for each month in the six months ended June 30, 2022. The receipt of Net Proceeds from Scout resulted in the increase for the six months ended June 30, 2022, as compared to the same period ended June 30, 2021. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has commenced a review of certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $852,917 during the six months ended June 30, 2022, an increase of approximately 44%, as compared to $592,083 during the six months ended June 30, 2021. The increase was primarily due to corrections to prior periods’ expenses made in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Capital expenditures attributable to the Hugoton Royalty Properties were $31,958 during the six months ended June 30, 2022, as compared to $14,614 during the six months ended June 30, 2021.
	Six Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$5.13	$24.87	$—	$3.51	$16.29	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	193,508	9,862	—	157,945	8,255	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	55,092	2,519	—	—	—	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Six Months Ended June 30,
	2022	2021
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$630,687
Operating costs attributable to San Juan Basin – Colorado Properties	$4,894	$9,721
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the six months ended June 30, 2022, as compared to $630,687 during the same period in 2021. The decrease was primarily a result of revenue received from Simcoe in May 2021 which included adjusted proceeds for prior periods and also included unusually high pricing due to extreme winter weather in early 2021. Simcoe informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it is entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust in the six months ended June 30, 2022. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the six months ended June 30, 2022 were $91,559, leaving a balance of $250,148 to be recovered from future proceeds, if any. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — Colorado Properties during the six months ended June 30, 2022 may not be representative of Net Proceeds that will be received in future quarters. Per information provided by Simcoe, in April 2022, there was a prior period adjustment related to pricing that resulted in negative gross proceeds and negative net Royalty income attributable to the Trust for the month of April 2022.
Operating Costs.   Operating costs on these properties were $4,894 during the six months ended June 30, 2022, as compared to $9,721 during the six months ended June 30, 2021. The low operating costs for the six months ended June 30, 2022 and June 30, 2021 were primarily the result of updates Simcoe made to prior period adjustments reported by Simcoe in 2021, that Simcoe asserted it was entitled to deduct under the Conveyance. Simcoe’s operator statements for the six months ended June 30, 2022 and June 30, 2021 show overpayment corrections of $82,753 and $19,238, respectively, which reduced Simcoe’s operating expenses to $0 and $1,930, respectively, for the six months ended June 30, 2022 and June 30, 2021. The operating costs shown above of $4,894 and $9,721 are primarily attributable to the San Juan Basin — Colorado Properties operated by Red Willow. If not for the reductions, operating costs would have been $87,647 for the six months ended June 30, 2022 and $28,958 for the six months ended June 30, 2021. The increase was primarily a result of corrections Simcoe made to prior periods’ expenses in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
	Six Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.65	$0.63	$—	$4.34	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	161,615	1,247	—	148,890	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	141,218	—	—

(1)
Per information provided by Simcoe, Simcoe pays Working Interest Owners on the same blended WASP price (fixed plus market) that Simcoe receives from their purchaser. Sales prices received by Simcoe may be lower than current market prices which may result in less than current market average gas prices received by the Trust.

San Juan Basin — New Mexico Properties
	Six Months Ended June 30,
	2022	2021
Royalty income attributable to San Juan Basin – New Mexico Properties	$1,424,518	$—
Operating costs attributable to San Juan Basin – New Mexico Properties	$737,791	$594,480
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$63,521	$1,185,424
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $1,424,518 for the six months ended June 30, 2022, as compared to $0 during the same period in 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such amounts were recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021.

In addition to the above, in April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs referred to above. Per information provided by Hilcorp, the system conversion was completed in December 2021. As a result of the system conversion, properties currently operated by Hilcorp, formerly operated by XTO and reported separately from Hilcorp, were combined into one reporting entity.
In the first quarter of 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp, the true-up of the 2021 estimated amounts is complete and there is currently no balance to be recovered from future proceeds related to this true-up.
Hilcorp also completed its recovery of excess production costs in the first quarter of 2022, and Royalty income was received by the Trust for each month in the six months ended June 30, 2022. The receipt of Net Proceeds from Hilcorp resulted in the increase for the six months ended June 30, 2022, as compared to the same period ended June 30, 2021. While there were no known excess production costs related to Hilcorp to offset Royalty income for the three months ended June 30, 2022, in June 2022, Hilcorp informed the Trust that the excess production costs that occurred prior to 2021, of $11,538, related to the properties formerly operated by XTO and currently operated by Hilcorp, would be offset from the net Royalty income to be received by the Trust from Hilcorp in July 2022.
Operating Costs and Capital Expenditures.   Operating costs were $737,791 during the six months ended June 30, 2022, an increase of approximately 24%, as compared to $594,480 during the six months ended June 30, 2021. The increase was primarily a result of an increase in severance tax due to increases in pricing for natural gas, natural gas liquids and oil and condensate in the six months ended June 30, 2022, as compared to the six months ended 2021.
Capital expenditures on these properties were $63,521 during the six months ended June 30, 2022, a decrease of $1,121,903, as compared to $1,185,424 during the six months ended June 30, 2021. The decrease was due primarily to including capital expenditures of approximately $1.1 million attributable to the Trust (incurred in 2018 with respect to a newly drilled well in the San Juan Basin  —  New Mexico Properties) in the six months ended June 30, 2021.

	Six Months Ended June 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$7.59	$58.37	$88.09	$2.89	$16.15	$44.51
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	175,521	14,565	686	297,149	23,633	1,579
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	113,453	9,041	404	—	—	—
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
The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during the remainder of 2022 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended June 30, 2022, there was no material change in such risk factors.
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
Date: August 15, 2022
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.