Form 10-Q
period 2022-09-30
MESA ROYALTY TRUST/TX
filed 2022-11-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022
☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 14, 2022 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty and other income	$1,201,758	$—	$2,971,601	$630,687
Interest income	5,512	35	6,568	92
General and administrative expense	(56,456)	(53,641)	(178,613)	(149,794)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	1,150,814	(53,606)	2,799,556	480,985
Cash reserves used/(withheld) for Trust expenses	(75,000)	53,606	(184,500)	51,367
Distributable income	$1,075,814	$—	$2,615,056	$532,352
Distributable income per unit	$0.5773	$—	$1.4032	$0.2857
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and short-term investments	$2,286,082	$1,266,979
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,084,731)	(41,026,117)
Total assets	$3,699,385	$2,738,896
LIABILITIES AND TRUST CORPUS
Distributions payable	$1,072,245	$241,979
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,627,140	2,496,917
Total liabilities and trust corpus	$3,699,385	$2,738,896
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$2,574,467	$2,557,841	$2,496,917	$2,590,223
Cash reserves (used)/withheld for Trust expenses	75,000	(53,606)	184,500	(51,367)
Distributable income	1,075,814	—	2,615,056	532,352
Distributions to unitholders	(1,072,245)	(7,316)	(2,610,718)	(545,045)
Amortization of net overriding royalty interest	(25,896)	—	(58,615)	(29,244)
Trust corpus, end of period	$2,627,140	$2,496,919	$2,627,140	$2,496,919
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
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 includes adjusted proceeds for prior periods. There was unusually high pricing due to extreme winter weather in early 2021, and income for subsequent periods was reduced as pricing declined. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to adjustment for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust. Any reduction in income paid to the Trust for these properties may materially reduce or eliminate distributions to the Trust’s unitholders in future periods.
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
In January 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp in the first quarter of 2022, the true-up of the 2021 estimated amounts was complete and there was no balance to be recovered from future proceeds related to this true-up. Hilcorp also completed its recovery of excess production costs in the first quarter of 2022.
While there were no known excess production costs or estimated amounts related to Hilcorp to offset against Royalty income, in the second quarter of 2022 Hilcorp informed the Trust that the excess production costs that occurred prior to 2021, of $11,538, related to the properties formerly operated by XTO and currently operated by Hilcorp, would be offset from the net Royalty income received by the Trust from Hilcorp in the third quarter of 2022. Hilcorp also informed the Trust that Hilcorp performed a true-up of the 2018 and 2019 estimated amounts for the properties formerly operated by XTO, currently operated by Hilcorp, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis. The true-up additionally included a reversal of the estimates used by XTO in 2021, which were not previously accounted for. This resulted in a balance owed to the Trust of $423. The balance of $423 owed to the Trust was offset against the excess production costs of $11,538, resulting in a balance of $11,115 which was offset from the net Royalty income received by the Trust from Hilcorp in the third quarter of 2022.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2022, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2022. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022 and a 4.75% annualized return from September 22, 2022 through September 30, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2022, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2021. For the nine months ended September 30, 2022, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2021.
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
Note 2 — Basis of Presentation
The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 and in the Trust’s filings on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.
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
The Inflation Reduction Act (IRA) was signed into law on August 16, 2022, and includes a number of tax-related provisions. The Trust is evaluating the IRA and does not currently anticipate that the IRA will have a significant impact on the Trust’s financial position or results of operations.
Each unitholder should consult its own tax advisor with respect to its particular circumstances.

Note 5 — Excess Production Costs
	As of September 30, 2022	As of December 31, 2021
Hugoton Properties	$—	$8,100
San Juan Basin – Colorado Properties – Simcoe	286,665	341,707
San Juan Basin – Colorado Properties – Red Willow	14,252	24,794
San Juan Basin – New Mexico Properties – XTO (Hilcorp)	—	29,184
Total	$300,917	$403,785
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2022 resulted in the balance of the Contingent Reserve being equal to $1,012,425 as of September 30, 2021 and equal to $1,213,837 as of September 30, 2022.

The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributable income before reserve for contingent liabilities and expenses	$1,150,814	$(53,606)	$2,799,556	$480,985
Increase in the Contingent Reserve	(1,207,270)	(35)	(2,978,170)	(639,501)
Withdrawal from the Contingent Reserve	1,128,701	60,957	2,789,331	703,561
Distributable income available for distribution	$1,072,245	$7,316	$2,610,718	$545,045
Distributable income available for distribution per unit	$0.5754	$0.0039	$1.4009	$0.2925
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$1,435,109	$589,790	$32,213	$665,006	$279,222	$8,919
Less the Trust’s proportionate share of:
Capital costs recovered	(41,881)	(19,292)	(1,108)	(733)	(585)	(19)
Operating costs	(521,273)	(185,099)	(8,044)	(891,375)	(161,363)	(3,620)
Net proceeds(2)	$871,955	$385,399	$23,061	$(227,102)	$117,274	$5,280
Royalty income(2)	$799,008	$380,016	$22,734	$—	$—	$—
Average sales price	$6.20	$37.59	$98.04	$—	$—	$—
Average production costs(3)	$4.37	$20.22	$39.47	$—	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	128,780	10,110	232	—	—	—

	Nine Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$3,865,490	$1,686,052	$92,682	$2,724,818	$795,345	$79,203
Less the Trust’s proportionate share of:
Capital costs recovered	(105,733)	(48,610)	(3,417)	(1,036,884)	(3,088)	(161,402)
Operating costs	(1,708,878)	(654,832)	(29,063)	(1,763,837)	(455,908)	(32,898)
Net proceeds(2)	$2,050,879	$982,610	$60,202	$(75,903)	$336,349	$(115,097)
Royalty income(2)	$1,942,887	$970,398	$58,316	$630,687	$—	$—
Average sales price	$6.40	$44.79	$91.31	$4.49	$—	$—
Average production costs(3)	$5.97	$32.47	$50.86	$19.94	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	303,793	21,664	639	140,431	—	—

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

Three Months Ended September 30, 2022 and 2021
Financial Review
	Three Months Ended September 30,
	2022	2021
Royalty and other income	$1,201,758	$—
Interest income	5,512	35
General and administrative expense	(56,456)	(53,641)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	1,150,814	(53,606)
Cash reserves used/(withheld) for Trust expenses	(75,000)	53,606
Distributable income	$1,075,814	$—
Distributable income per unit	$0.5773	$—
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $1,201,758 for the quarter ended September 30, 2022, as compared to $0 for the quarter ended September 30, 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp and Scout. Such amounts were recovered by Hilcorp and Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021. Hilcorp and Scout completed their recoveries in the first quarter of 2022, and Royalty income was received by the Trust from both Hilcorp and Scout for the quarter ended September 30, 2022. The receipt of Net Proceeds from both Hilcorp and Scout resulted in the increase for the three months ended September 30, 2022, as compared to the same period ended September 30, 2021.
The Trust’s interest income for the quarters ended September 30, 2022 and 2021 was $5,512 and $35, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022 and a 4.75% annualized return from September 22, 2022 through September 30, 2022.
General and Administrative Expense.   General and administrative expense was $56,456 and $53,641 for the three months ended September 30, 2022 and 2021, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended September 30, 2022, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022 and a 4.75%

annualized return from September 22, 2022 through September 30, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2022, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2021. As of each of the quarters ended September 30, 2022 and 2021, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2022 resulted in the balance of the Contingent Reserve being equal to $1,012,425 as of September 30, 2021 and equal to $1,213,837 as of September 30, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2022 was $1,072,245, representing $0.5754 per unit, as compared to $7,316, representing $0.0039 per unit, for the quarter ended September 30, 2021. Based on 1,863,590 units outstanding for the quarters ended September 30, 2022 and 2021, respectively, the per unit distributions for each month in such periods were as follows:
	2022	2021
July	$0.0956	$0.0039
August	0.2932	—
September	0.1866	—
	$0.5754	$0.0039
Operational Review
Global Oil Market Impact in 2022
Average oil and gas prices during the first, second and third quarters of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s war in

Ukraine created volatility in global supply of numerous commodities, including oil. In response, the U.S. has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. In October 2022, OPEC+ pledged to further reduce production targets by two million barrels per day. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply in future periods. These conditions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2022.
COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic as cases and hospitalizations have dropped significantly in 2022. The full extent to which the COVID-19 pandemic impacts the Trust will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and new variants of the virus.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for 37% of the Royalty income of the Trust during the third quarter of 2022.
	Three Months Ended September 30,
	2022	2021
Royalty income attributable to Hugoton Royalty Properties	$447,679	$—
Operating costs attributable to Hugoton Royalty Properties	$385,553	$372,042
Capital expenditures attributable to Hugoton Royalty Properties	$24,597	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties increased to $447,679 in the third quarter of 2022 from $0 in the third quarter of 2021. The increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended September 30, 2021. If not for the recovery withholding by Scout in 2021, Royalty income attributable to the Hugoton Royalty Properties would have been $42,039 in the three months ended September 2021 as compared to $447,679 for the three months ended September 30, 2022. This increase was primarily a result of higher natural gas and natural gas liquids prices, offset in part by lower actual natural gas production volumes and higher operating and capital costs from the Hugoton Royalty Properties in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
Scout completed its recovery in the first quarter of 2022, and Royalty income was received by the Trust from Scout for the quarter ended September 30, 2022. The receipt of Net Proceeds from Scout resulted in the increase for the three months ended September 30, 2022, as compared to the same period ended September 30, 2021. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has commenced a review of certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs were $385,553 in the third quarter of 2022, as compared to $372,042 in the third quarter of 2021. Capital expenditures attributable to the Hugoton Royalty Properties were $24,597 in the third quarter of 2022, as compared to $0 in the third quarter of 2021.
	Three Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$8.69	$28.83	$—	$3.68	$20.05	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	84,309	4,355	—	89,833	4,157	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	43,917	2,297	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall prices received for natural gas from Hugoton Royalty Properties were higher for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended September 30,
	2022	2021
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$36,204	$474,272

Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the third quarters ending September 30, 2022 and 2021. Simcoe informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it is entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust in both of the quarters ended September 30, 2022 and 2021. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the quarter ended September 30, 2022 were $66,494, leaving a balance of $286,665 to be recovered from future proceeds, if any. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — Colorado Properties during the three months ended September 30, 2022 may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs on these properties as reported by Simcoe and Red Willow were $36,204 in the third quarter of 2022, as compared to $474,272 in the third quarter of 2021. The decrease was primarily the result of prior period adjustments reported by Simcoe in 2021, that Simcoe asserted it was entitled to deduct under the Conveyance. If not for the adjustments, operating costs would have been $24,479 for the three months ended September 30, 2021.
	Three Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$1.43	$0.60	$—	$0.66	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	71,931	1,128	—	80,733	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended September 30,
	2022	2021
Royalty income attributable to San Juan Basin – New Mexico Properties	$754,079	$—
Operating costs attributable to San Juan Basin – New Mexico Properties	$292,659	$210,044
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$37,684	$1,336
Royalty Income.   Royalty income from the San Juan Basin – New Mexico Properties was $754,079 during the third quarter of 2022, as compared to Royalty income of $0 during the third quarter of 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such expense amounts were recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021. If not for the recovery withholding by Hilcorp in 2021, Royalty income attributable to the San Juan Basin New Mexico Royalty Properties would have been $271,947 in the three months ended September 30, 2021 as compared to $754,079 for the three months ended September 30, 2022. This increase was primarily a result of higher natural gas, natural gas liquids and oil and condensate prices, offset in part by lower actual natural gas production volumes and higher operating and capital costs from the San Juan Basin New Mexico Royalty Properties in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
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
In January 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp in the first quarter of 2022, the true-up of the 2021 estimated amounts was complete and there was no balance to be recovered from future proceeds related to this true-up.
Hilcorp also completed its recovery of excess production costs in the first quarter of 2022, and Royalty income was received by the Trust from Hilcorp for the quarter ended September 30, 2022. The receipt of Net Proceeds from Hilcorp resulted in the increase for the three months ended September 30, 2022, as compared to the same period ended September 30, 2021.
While there were no known excess production costs or estimated amounts related to Hilcorp to offset against Royalty income, in the second quarter of 2022 Hilcorp informed the Trust that the excess production costs that occurred prior to 2021, of $11,538, related to the properties formerly operated by XTO and currently operated by Hilcorp, would be offset from the net Royalty income received by the Trust from Hilcorp in the third quarter of 2022. Hilcorp also informed the Trust that Hilcorp performed a true-up of the 2018 and 2019 estimated amounts for the properties formerly operated by XTO, currently operated by Hilcorp, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis. The true-up additionally included a reversal of the estimates used by XTO in 2021, which were not previously accounted for. This resulted in a balance owed to the Trust of $423. The balance of $423 owed to the Trust was offset against the excess production costs of $11,538, resulting in a balance of $11,115 which was offset from the net Royalty income received by the Trust from Hilcorp in the third quarter of 2022.
Operating Costs and Capital Expenditures.   Operating costs were $292,659 in the third quarter of 2022, an increase of approximately 39%, as compared to $210,044 in the third quarter of 2021. The increase was primarily a result of an increase in severance tax due to increases in pricing for natural gas, natural gas liquids and oil and condensate in the third quarter of 2022, as compared to the third quarter of 2021.
Capital expenditures on these properties were $37,684 in the third quarter of 2022, an increase of $36,348 as compared to $1,336 in the third quarter of 2021. The increase was primarily a result of increased capital spending in the third quarter of 2022, as compared to the third quarter of 2021.
	Three Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.92	$40.16	$98.04	$2.02	$17.32	$36.60
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	121,894	11,541	329	138,806	11,310	244
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	84,862	7,813	232	—	—	—
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

Nine Months Ended September 30, 2022 and 2021
Financial Review
	Nine Months Ended September 30,
	2022	2021
Royalty income	$2,971,601	$630,687
Interest income	6,568	92
General and administrative expense	(178,613)	(149,794)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	2,799,556	480,985
Cash reserves used/(withheld) for Trust expenses	(184,500)	51,367
Distributable income	$2,615,056	$532,352
Distributable income per unit	$1.4032	$0.2857
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $2,971,601 for the nine months ended September 30, 2022, as compared to $630,687 for the nine months ended September 30, 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp and Scout. Such amounts were recovered by Hilcorp and Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021.
Hilcorp and Scout completed their recoveries in the first quarter of 2022, and Royalty income was received by the Trust from both Hilcorp and Scout for the nine months ended September 30, 2022. The receipt of Net Proceeds from both Hilcorp and Scout resulted in the increase for the nine months ended September 30, 2022, as compared to the same period ended September 30, 2021.
The Trust’s interest income for the nine months ended September 30, 2022 and 2021 was $6,568 and $92, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022 and a 4.75% annualized return from September 22, 2022 through September 30, 2022.
General and Administrative Expense.   General and administrative expense was $178,613 and $149,794 for the nine months ended September 30, 2022 and 2021, respectively. The Trustee’s fees are included in general and administrative expense. The increase for the nine months ended September 30, 2022, as compared to September 30, 2021 was primarily a result of the timing of expenses received and paid by the Trust.
For the nine months ended September 30, 2022, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022 and a 4.75% annualized return from September 22, 2022 through September 30, 2022. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the nine months ended September 30, 2022, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2021. As of each of the nine-month periods ended September 30, 2022 and 2021, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the nine months ended September 30, 2022 resulted in the balance of the Contingent Reserve being equal to $1,012,425 as of September 30, 2021 and equal to $1,213,837 as of September 30, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2022 was $2,610,718, representing $1.4009 per unit, as compared to $545,045, representing $0.2925 per unit, for the nine months ended September 30, 2021.
Operational Review
Global Oil Market Impact in 2022
Average oil and gas prices during the first, second and third quarters of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s war in Ukraine created volatility in global supply of numerous commodities, including oil. In response, the U.S. has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. In October 2022, OPEC+ pledged to further reduce production targets by two million barrels per day. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply in future periods. These conditions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2022.
COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic as cases and hospitalizations have dropped significantly in 2022. The full extent to which the COVID-19 pandemic impacts the Trust will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and new variants of the virus.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for 27% of the Royalty income of the Trust during the nine months ended September 30, 2022.
	Nine Months Ended September 30,
	2022	2021
Royalty income attributable to Hugoton Royalty Properties	$793,004	$—
Operating costs attributable to Hugoton Royalty Properties	$1,238,471	$964,125
Capital expenditures attributable to Hugoton Royalty Properties	$56,555	$14,614
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties increased to $793,004 for the nine months ended September 30, 2022 from $0 for the same period in 2021. The increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended September 30, 2021. If not for the recovery withholding by Scout in 2021, Royalty income attributable to the Hugoton Royalty Properties would have been $123,943 in the nine months ended September 30, 2021 as compared to $793,004 for the nine months ended September 30, 2022. This increase was primarily a result of higher natural gas and natural gas liquids prices and higher actual natural gas and natural gas liquids production volumes, offset in part by higher operating and capital costs from the Hugoton Royalty Properties in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Scout completed its recovery in the first quarter of 2022, and Royalty income was received by the Trust from Scout for each month in the nine months ended September 30, 2022. The receipt of Net Proceeds from Scout resulted in the increase for the nine months ended September 30, 2022, as compared to the same period ended September 30, 2021. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has commenced a review of certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $1,238,471 during the nine months ended September 30, 2022, an increase of approximately 28%, as compared to $964,125 during the nine months ended September 30, 2021. The increase was primarily due to increases in actual production volumes and increases in commodity prices used in operations in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Capital expenditures attributable to the Hugoton Royalty Properties were $56,555 during the nine months ended September 30, 2022, as compared to $14,614 during the nine months ended September 30, 2021. The increase was primarily due to two new wells that were drilled in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
	Nine Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$6.21	$26.09	$—	$3.57	$17.55	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	277,817	14,218	—	247,778	12,412	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	106,951	4,941	—	—	—	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Nine Months Ended September 30,
	2022	2021
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$630,687
Operating costs attributable to San Juan Basin – Colorado Properties	$123,852	$483,993
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the nine months ended September 30, 2022, as compared to $630,687 during the same period in 2021. The decrease was primarily a result of revenue received from Simcoe in May 2021 which included adjusted proceeds for prior periods and also included unusually high pricing due to extreme winter weather in early 2021. Simcoe informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it is entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended September 30, 2022. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the nine months ended September 30, 2022 were $75,299, leaving a balance of $286,665 to be recovered from future proceeds, if any. Because of anticipated future adjustments, the amounts of Net Proceeds reported for the San Juan Basin — Colorado Properties during the nine months ended September 30, 2022 may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $123,852 during the nine months ended September 30, 2022, as compared to $483,993 during the nine months ended September 30, 2021. The decrease was primarily the result of prior period adjustments reported by Simcoe in 2021, that Simcoe asserted it was entitled to deduct under the Conveyance. In July 2022, Simcoe revised its operator report to true-up the prior adjustments reported in 2021. If not for the adjustments and the true-up, operating costs would have been $41,098 for the nine months ended September 30, 2022 and $53,438 for the nine months ended September 30, 2021.
	Nine Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.89	$0.62	$—	$4.49	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	233,546	2,375	—	229,623	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	140,431	—	—

(1)
Per information provided by Simcoe, Simcoe pays Working Interest Owners on the same blended WASP price (fixed plus market) that Simcoe receives from their purchaser. Sales prices received by Simcoe may be lower than current market prices which may result in less than current market average gas prices received by the Trust.

San Juan Basin — New Mexico Properties
	Nine Months Ended September 30,
	2022	2021
Royalty income attributable to San Juan Basin – New Mexico Properties	$2,178,597	$—
Operating costs attributable to San Juan Basin – New Mexico Properties	$1,030,450	$804,524
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$101,205	$1,186,761
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $2,178,597 for the nine months ended September 30, 2022, as compared to $0 during the same period in 2021. This increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such amounts were recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021.
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
In January 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp in the first quarter of 2022, the true-up of the 2021 estimated amounts was complete and there was no balance to be recovered from future proceeds related to this true-up.
Hilcorp also completed its recovery of excess production costs in the first quarter of 2022, and Royalty income was received by the Trust for each month in the nine months ended September 30, 2022. The receipt of Net Proceeds from Hilcorp resulted in the increase for the nine months ended September 30, 2022, as compared to the same period ended September 30, 2021.
While there were no known excess production costs or estimated amounts related to Hilcorp to offset Royalty income, in the second quarter of 2022 Hilcorp informed the Trust that the excess production costs that occurred prior to 2021, of $11,538, related to the properties formerly operated by XTO and currently operated by Hilcorp, would be offset from the net Royalty income to be received by the Trust from Hilcorp in the third quarter of 2022. Hilcorp also informed the Trust that Hilcorp performed a true-up of the 2018 and 2019 estimated amounts for the properties formerly operated by XTO, currently operated by Hilcorp, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis. The true-up additionally included a reversal of the estimates used by XTO in 2021, which were not previously accounted for. This resulted in a balance owed to the Trust of $423. The balance of $423 owed to the Trust was offset against the excess production costs of $11,538, resulting in a balance of $11,115 which was offset from the net Royalty income received by the Trust from Hilcorp in the third quarter of 2022.
Operating Costs and Capital Expenditures.   Operating costs were $1,030,450 during the nine months ended September 30, 2022, an increase of approximately 28%, as compared to $804,524 during the nine months ended September 30, 2021. The increase was primarily a result of an increase in severance tax due to increases in pricing for natural gas, natural gas liquids and oil and condensate in the nine months ended September 30, 2022, as compared to the nine months ended 2021.
Capital expenditures on these properties were $101,205 during the nine months ended September 30, 2022, a decrease of $1,085,556, as compared to $1,186,761 during the nine months ended September 30, 2021. The decrease was due primarily to including capital expenditures of approximately $1.1 million attributable to the Trust (incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties) in the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$6.50	$50.32	$91.31	$2.62	$16.53	$43.45
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	297,415	26,106	1,015	435,955	34,943	1,823
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	196,842	16,723	639	—	—	—
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended September 30, 2022, there was no material change in such risk factors.
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
Date: November 14, 2022
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.