Form 10-K
period 2022-12-31
MESA ROYALTY TRUST/TX
filed 2023-03-23
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2022 of $10.91 was approximately $20,331,767.
As of March 23, 2023, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.
DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Item 1 — Description of the Trust”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, statements regarding the novel coronavirus (the “COVID-19 pandemic”) and related containment measures, political and regulatory matters, such as tax and environmental policy, expected market conditions and commodity pricing, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development

i

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
DESCRIPTION OF THE UNITS
Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust’s transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 23, 2022.
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

The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period and are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2022, there were $0 of unreimbursed expenses.
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
The Trustee assumes that some Trust units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations (as defined below) with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the units.

Available Trust Tax Information
The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 713-483-6020, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. In compliance with the Treasury Regulations reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their federal income tax returns. This tax information booklet can be obtained at http://mtr.q4web.com/home/default.aspx.
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
Non-U.S. Unitholders
In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a “non-U.S. unitholder” for purposes of this discussion, will be subject to tax on the gross income (without taking into account any deductions, such as depletion) produced by the Royalty at a rate equal to 30% or, if applicable, at a lower treaty rate. This tax will be withheld by the Trustee and remitted directly to the U.S. Treasury Department. A non-U.S. unitholder may elect to treat Royalty income as effectively connected with the conduct of a U.S. trade or business under provisions of the Code or pursuant to any similar provisions of applicable treaties. Upon making this election, a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a U.S. federal income tax return to claim these deductions. This election once made is irrevocable unless an applicable treaty allows the election to be made annually.
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

DESCRIPTION OF ROYALTY PROPERTIES
Producing Acreage and Wells as of December 31, 2022
Detailed information concerning the number of wells and producing acres on Royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained from the Working Interest Owners.
Hugoton Royalty Properties
The principal property interest initially conveyed to the Trust was carved out of Scout’s working interest in 104,437 net producing acres in the Hugoton field of Kansas.
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
Drilling
The Trust has been informed by Scout, operator of the Hugoton Royalty Properties, that two new wells were drilled and completed during the year ended December 31, 2022. Per information provided by Scout, these wells were drilled on underlying properties categorized as proved undeveloped reserves and included the drilling of infill development wells. Total capital expenditures were approximately $810,000 for the two combined wells and production began in September 2022. The Trust has not been informed by any of the other Working Interest Owners of any exploratory or development wells drilled on any Royalty Properties during 2022, 2021or 2020.
Reserves
A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the “Reserve Report”) and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2022. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm’s experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-1442.
Production of the Reserve Report was supervised by a Senior Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 11 years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.
The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

Estimates of the gross and net proved reserves, as of December 31, 2022, of the Trust’s ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in millions of cubic feet (MMcf).
	Simcoe	Hilcorp	Scout	Total(1)
Proved Developed
Oil and Condensate	0	14	0	14
Natural Gas Liquids	0	509	22	531
Gas	340	7,242	436	8,018
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	14	0	14
Natural Gas Liquids	0	509	22	531
Gas	340	7,242	436	8,018

(1)
Data from Red Willow was omitted in the Reserve Report, because it operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow as of December 31, 2022 are included in Net Proceeds paid to the Trust by Red Willow.

The estimated future net revenue and standardized measure of future net royalty income, discounted at 10 percent per annum attributable to the Trust’s Royalty as of December 31, 2022 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:
	Simcoe	Hilcorp	Scout	Total
Future Royalty income(1)	$420	$70,616	$3,416	$74,452
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$314	$28,580	$2,233	$31,126

(1)
Future income tax expenses were excluded in the preparation of these estimates.

Please read “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information. The information herein is qualified in its entirety by such Summary Reserve Report.
The Reserve Report was delivered to the Trustee on March 15, 2023. Net reserves attributable to the Trust are calculated from the Trust’s net revenues for each of the Working Interest Owners. To estimate net gas reserves, the Trust’s total net revenue from each of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices — $83.06 per Bbl; (2) natural gas liquids prices — $48.34 per Bbl for the San Juan Basin-New Mexico Royalty Properties, $1.30 per Bbl for the San Juan Basin-Colorado Royalty Properties and $17.32 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices — $6.197 per Mcf for San Juan Basin-New Mexico Royalty Properties, $1.236 per Mcf for San Juan Basin-Colorado Royalty Properties and $6.941 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.

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
The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2022, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.
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

	Hugoton			San Juan Basin — New Mexico(3)			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2022:
Average Sales Price	$6.50	$25.24	$—	$6.73	$47.91	$89.86	$1.05	$0.73	$—	$5.06	$37.51	$89.86
Average Production Costs(1)	$11.19	$49.76	$—	$3.13	$25.23	$47.39	$—	$—	$—	$6.01	$30.39	$47.39
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(2)	131,339	6,132	—	288,285	22,992	786	—	—	—	419,624	29,124	786
Year ended December 31, 2021:
Average Sales Price	$3.96	$20.43	$—	$2.60	$18.02	$44.71	$2.56	$—	$—	$2.97	$18.65	$44.71
Average Production Costs(1)	$—	$—	$—	$26.76	$57.13	$953.89	$2.02	$—	$—	$10.46	$98.60	$953.89
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(2)	—	—	—	61,047	6,075	209	242,360	—	—	303,407	6,075	209

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

CONTRACTS
Hugoton Royalty Properties
Natural gas and natural gas liquids produced by Scout from the Hugoton Royalty Properties accounted for approximately 24% of the Royalty income of the Trust for the year ended December 31, 2022. Since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts to multiple purchasers. Scout has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For the year ended December 31, 2022, Scout provided Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.
San Juan Basin
Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin Royalty Properties accounted for approximately 76% of the Royalty income of the Trust for the year ended December 31, 2022. Simcoe has informed the Trustee that a portion of the natural gas produced from the San Juan Basin Royalty Properties is sold on the spot market, and some of the natural gas produced from the San Juan Basin — Colorado Properties is sold pursuant to fixed price contracts. Under such fixed price contractual arrangements, the Trust may not benefit from increases in commodity prices to the extent a variable or market-based price arrangement would otherwise increase revenues to the Trust.
Market for Natural Gas
The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the average Henry Hub Natural Gas Spot Prices were $3.91 per MMBtu in 2021 and increased to $6.42 per MMBtu in 2022. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.
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
Climate Change.   The EPA is considering rulemaking proposals in accordance with Executive Order 13990 Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis which was signed by President Biden in January 2021. In November 2021, EPA proposed rules to reduce methane and other air pollutants from both new and existing sources in the oil and gas industry, and in November 2022, EPA released supplemental rules to expand the original proposal with a particular focus on methane. In March 2022, the SEC proposed rules that would require public issuers to disclose specific climate-related information in their filings with the SEC. If adopted, the SEC’s rules would require disclosure of climate-related risks and greenhouse gas emissions. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships.
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

•
worldwide economic conditions, including conditions affecting interest rates and availability of financing;

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
Crude oil prices have been historically volatile and fell sharply during the pandemic. Oil demand rebounded in the second half of 2020, and prices increased in 2021 and 2022. The NYMEX crude oil spot prices per Bbl were $80.26 and $75.21 as of December 30, 2022 and December 31, 2021, respectively. As of March 17, 2023, the price was $66.74 per Bbl. The Trust cannot predict the timing or the duration of any economic cycle or other adverse events and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Based on information provided by the Working Interest Owners, natural gas and natural gas liquids produced from the Royalty Properties are generally being sold under short-term or multi-month contracts or on the spot market.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders. Recent increases in natural gas prices may not be sustained.
Natural gas prices have been historically volatile and fell sharply during the pandemic. During the five years prior to December 31, 2022, Henry Hub natural gas prices have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. Eliminating the unusually high prices in 2021 which were due to extreme winter weather, the natural gas prices ranged from a high of $9.85 per MMBtu in 2022 to a low of $1.33 per MMBtu in 2020. On December 30, 2022, the Henry Hub Natural Gas Spot Price was $3.52 per MMBtu. As of March 14, 2023, the price was $2.65 per MMBtu. Declines in natural gas prices may be caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. Any increase in natural gas production could cause the prices for natural gas to fall to lower levels. If prices for natural gas remain depressed for lengthy periods, the Trustee may be required to write down the value of the Trust’s oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of the Trust’s estimated reserves and reduce Net Proceeds and the amount of cash the Trustee would otherwise have available to pay cash distributions to unitholders.
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
Total excess production costs decreased from $403,785 at December 31, 2021 to $209,316 at December 31, 2022, as reported by the Working Interest Owners. Please see Note 5 — Excess Production Costs in the Notes to Financial Statements under Item 8 of this Form 10-K.
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
Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic twelve-month average of the first-day-of-the-month price for each month in 2022. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor used when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
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
Warfare, terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or political actions taken in response, cause instability in the global financial and energy markets. Terrorism and sustained military campaigns, including political turmoil, warfare or continuing attacks in Ukraine, could adversely affect Trust distributions or the market price of the units in unpredictable ways, including through inflationary pressures, the disruption of supply chains and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the underlying properties rely could be a direct target or an indirect casualty of a cyber-attack or an act of terror. Political and military events in Ukraine, including warfare between Ukraine and Russia, deteriorating relations between the U.S. and Russia, and sanctions by the U.S. and the EU against Russia may also have an adverse impact on Trust distributions or the market price of the units and may negatively affect our results of operations.
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
The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting and emission reduction. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the Working Interest Owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the Working Interest Owners’ operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. In March 2022, the SEC proposed rules that would require public issuers to disclose specific climate-related information in their filings with the SEC. If adopted, the SEC’s rules would require disclosure of climate-related risks and greenhouse gas emissions, which would increase administrative and reporting costs for public filers such as the Trust. Environmental, social, and governance (“ESG”) goals and programs have also become an increasing focus of investors, especially in the energy industry. Over time, ESG initiatives might make it more difficult and costly for the Working Interest Owners to secure funds for exploration, development and production activities. Furthermore, any changes in climate or weather, such as storms, floods, wildfires, drought and other climatic events, could have adverse physical effects on the Working Interest Owners’ operations or physical assets.
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
The value of the Royalty and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators’ current and future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions, inflation, interest rates, and financial, business and other factors, many of which are beyond the control of such operators. Any sustained decrease in demand for crude oil and natural gas in the global market, such as the economic effects of the COVID-19 pandemic and other business downturns, could have a material negative impact on the financial condition and economic performance of Working Interest Owners or other operators of the underlying properties.
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
At March 20, 2023, the 1,863,590 units outstanding were held by 426 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.
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
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”);

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the “San Juan Basin — New Mexico Properties”, the “San Juan Basin Royalty Properties”, and together with the “Hugoton Royalty Properties”, the “Royalty Properties”).

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
In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2022 and 2021, there were $0 and $0 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders.
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
The net effects of such adjustments for the year ended December 31, 2022 resulted in the balance of the Contingent Reserve being equal to $1,297,168 as of December 31, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time.
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

Years Ended December 31, 2022 and 2021
SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)
	Hugoton			San Juan Basin — New Mexico(5)			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2022:
The Trust’s proportionate share of – Gross Proceeds(1)	$2,330,351	$461,261	$—	$2,858,942	$1,691,049	$109,809	$323,305	$2,820	$—	$5,512,598	$2,155,130	$109,809
Less the Trust’s proportionate share of – Capital costs	(130,145)	(23,678)	—	(109,349)	(60,177)	(4,359)	—	—	—	(239,494)	83,855)	(4,359)
Operating costs	(1,340,108)	(281,414)	—	(793,691)	(519,956)	(32,908)	(148,683)	—	—	(2,282,482)	(801,370)	(32,908)
Net Proceeds(2)	$860,098	$156,169	$—	$1,955,902	$1,110,916	$72,542	$174,622	$2,820	$—	$2,990,622	$1,269,905	$72,542
Royalty Income(2)	$853,520	$154,782	$—	$1,938,865	$1,101,556	$70,656	$—	$—	$—	$2,792,385	$1,256,338	$70,656
Average Sales Price	$6.50	$25.24	$—	$6.73	$47.91	$89.86	$1.05	$0.73	$—	$5.06	$37.51	$89.86
Average Production Costs(3)	$11.19	$49.76	$—	$3.13	$25.23	$47.39	$—	$—	$—	$6.01	$30.39	$47.39
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(4)	131,339	6,132	—	288,285	22,992	786	—	—	—	419,624	29,124	786
Year ended December 31, 2021:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,392,596	$333,021	$—	$1,506,719	$841,233	$99,849	$789,577	$—	$—	$3,688,892	$1,174,254	$99,849
Less the Trust’s proportionate share of – Capital costs	(18,943)	(3,604)	—	(1,024,914)	(1,361)	(161,421)	—	—	—	(1,043,857)	(4,965)	(161,421)
Operating costs	(1,031,937)	(248,346)	—	(608,952)	(345,700)	(38,289)	(488,939)	—	—	(2,129,828)	(594,046)	(38,289)
Net Proceeds(2)	$341,716	$81,071	$—	$(127,147)	$494,172	$(99,861)	$300,638	$—	$—	$515,207	$575,243	$(99,861)
Royalty Income(2)	$—	$—	$—	$158,684	$109,429	$9,360	$630,687	$—	$—	$789,371	$109,429	$9,360
Average Sales Price	$3.96	$20.43	$—	$2.60	$18.02	$44.71	$2.56	$—	$—	$2.97	$18.65	$44.71
Average Production Costs(3)	$—	$—	$—	$26.76	$57.13	$953.89	$2.02	$—	$—	$10.46	$98.60	$953.89
Net production volumes attributable to the	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Royalty paid(4)	—	—	—	61,047	6,075	(209)	242,360	—	—	303,407	6,075	(209)

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

Financial Review
	2022	2021
Royalty income	$4,119,378	$908,160
Interest income	19,832	117
General and administrative expense	(197,482)	(172,737)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	3,941,728	735,540
Cash reserves used/(withheld) for Trust expenses	(259,500)	21,296
Distributable income	$3,682,228	$756,836
Distributable income per unit	$1.9759	$0.4061
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $4,119,378 and $908,160 for the years ended December 31, 2022 and 2021, respectively. The increase for the year ended December 31, 2022 as compared to December 31, 2021 was primarily a result of actual expenses being greater than actual revenues in past periods as reported by the Working Interest Owners. Such amounts were recovered by Hilcorp, Scout and Simcoe in 2021 by withholding the Net Proceeds that would otherwise be payable to the Trust. The Trust was informed that Hilcorp’s and Scout’s recoveries were completed in the first quarter of 2022, and Net Proceeds were received by the Trust for all months of 2022, resulting in the increase for the year ended December 31, 2022 as compared to December 31, 2021. In March 2023, the Trustee was informed that Simcoe performed a true-up of its production revenues and expenses for the periods of 2020 through 2022, and a true up report was received by the Trustee in March 2023 indicating that the Trust is no longer in a deficit position with Simcoe. The Trust’s interest income for the years ended December 31, 2022 and 2021 was $19,832 and $117, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.
General and Administrative Expense.   General and administrative expense was $197,482 and $172,737 for the years ended December 31, 2022 and 2021, respectively. The Trustee’s fees are included in general and administrative expense.
For the year ended December 31, 2022, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022, a 4.75% annualized return from September 22, 2022 through November 2, 2022, a 5.5% annualized return from November 3 through December 14, 2022 and a 6% annualized return from December 15 through December 30, 2022. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2022, the Trustee’s aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2021. As of the years ended December 31, 2022 and 2021, the Trust incurred unreimbursed expenses of $0 and $0, respectively.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2022 resulted in the balance of the Contingent Reserve being equal to $1,025,000 as of December 31, 2021 and equal to $1,297,168 as of December 31, 2022. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2022 and 2021 was $3,669,560 and $787,025, respectively. For the years ended December 31, 2022 and 2021, the Trust calculated total aggregate distributions of $1.969 and $0.422 per unit, respectively.
Operational Review
Working Interest Owner and Industry Update
The West Texas Intermediate spot price of crude oil increased from $75.21 per barrel on December 31, 2021 to $80.26 per barrel on December 30, 2022. The Henry Hub Natural Gas Spot Prices decreased from $3.82 per MMBtu on December 31, 2021 to $3.52 per MMBtu on December 30, 2022. However, the lingering effects of the COVID-19 pandemic and the ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s war in Ukraine created volatility in global supply of numerous commodities, including oil. In response, the U.S. has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. In October 2022, OPEC+ pledged to further reduce production targets by two million barrels per day. The confluence of these major events has contributed to increased fluctuations in oil prices during 2022. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. The Trust did not make distributions for some periods in 2021, as costs, charges and expenses attributable to the Trust’s Royalty properties, and applicable reserves, exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties for such periods, as reported by the Working Interest Owners. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. The sharp increases in inflation and interest rates coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2023.

Hugoton Royalty Properties
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties for the years ended December 31, 2022 and 2021 was $1,008,301 and $0, respectively. The increase in Royalty income was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust for the year ended December 31, 2021. If not for the recovery withholding by Scout in 2021, Royalty income attributable to the Hugoton Royalty Properties would have been $422,787 in the year ended December 31, 2021 as compared to $1,008,301 for the year ended December 31, 2022. This increase was primarily a result of higher natural gas and natural gas liquids prices, and higher actual natural gas and natural gas liquids production volumes, offset in part by higher operating and capital costs from the Hugoton Royalty Properties in the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.
Scout informed the Trust that its recovery was completed in the first quarter of 2022, and Royalty income was received by the Trust from Scout for the year ended December 31, 2022. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has requested information and is reviewing certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs attributable to the Hugoton Royalty Properties for the year ended December 31, 2022 were $1,621,522, an increase of approximately 27% as compared to $1,280,283 for the year ended December 31, 2021. The increase was primarily the result of increases in commodity prices used in operations and increased repair and maintenance costs in the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Capital expenditures on these properties were $153,823 for the year ended December 31, 2022, an increase of $131,276 as compared to $22,547 for the year ended December 31, 2021. The increase was primarily the result of two new wells that were drilled in the year ended December 31, 2022, as compared to the year ended December 31, 2021.
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$6.50	$25.24	—	$3.96	$20.43	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	358,592	18,273	—	351,800	16,300	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	131,339	6,132	—	—	—	—
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

San Juan Basin — Colorado Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2022 and 2021 was $0 and $630,687, respectively. The decrease for the year ended December 31, 2022 as compared to December 31, 2021 was primarily due to Royalty income received from Simcoe in May 2021 which included adjusted proceeds for prior periods and also included unusually high pricing due to extreme winter weather in early 2021. Simcoe informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it is entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust in the twelve months ended December 31, 2022. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the year ended December 31, 2022 were $155,532, leaving a balance of $206,432 to be recovered from future proceeds, if any. In March 2023 the Trustee was informed that Simcoe performed a true-up of its production revenues and expenses for the periods of 2020 through 2022, and a true up report was received by the Trustee in March 2023 indicating that the Trust is no longer in a deficit position with Simcoe. Because of these adjustments, the amounts of Net Proceeds reported for the San Juan Basin  —  Colorado Properties during the year ended December 31, 2022 may not be representative of Net Proceeds that will be received in future years. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs and Capital Expenditures.   Operating costs attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2022 and 2021 were $148,683 and $488,939, respectively. The decrease was primarily the result of prior period adjustments reported by Simcoe in the year ended December 31, 2021, compared to the year ended December 31, 2022, that Simcoe asserted it was entitled to deduct under the Conveyance. In July 2022, Simcoe revised its operator report to true-up the prior adjustments reported in 2021. If not for the adjustments and the true-up, operating costs would have been $65,929 for the year ended December 31, 2022 and $79,363 for the year ended December 31, 2021. The Trust will not receive Net Proceeds for the San Juan Basin — Colorado Properties until future proceeds from production exceed the total accumulated excess costs plus accrued interest during the deficit period.
There were no capital expenditures attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2022 or 2021.
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$1.05	$0.73	—	$2.56	—	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	306,834	3,882	—	308,299	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	242,360	—	—

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

San Juan Basin — New Mexico Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2022 and 2021 was $3,111,077 and $277,472, respectively. The increase was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Hilcorp. Such amounts were being recovered by Hilcorp by withholding the Net Proceeds that would otherwise be payable to the Trust in the twelve months ended December 31, 2021, as compared to the twelve months ended December 31, 2022.
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
Hilcorp also completed its recovery of excess production costs in the first quarter of 2022, and Royalty income was received by the Trust for each month of 2022, resulting in the increase for the year ended December 31, 2022 as compared to December 31, 2021.
While there were no known excess production costs or estimated amounts related to Hilcorp to offset Royalty income, in the second quarter of 2022 Hilcorp informed the Trust that the excess production costs of $11,538 that occurred prior to 2021 related to the properties formerly operated by XTO and currently operated by Hilcorp, would be offset from the net Royalty income to be received by the Trust from Hilcorp in the third quarter of 2022. Hilcorp also informed the Trust that Hilcorp performed a true-up of the 2018 and 2019 estimated amounts for the properties formerly operated by XTO, currently operated by Hilcorp, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis. The true-up additionally included a reversal of the estimates used by XTO in 2021, which were not previously accounted for. This resulted in a balance owed to the Trust of $423. The balance of $423 owed to the Trust was offset against the excess production costs of $11,538, resulting in a balance of $11,115 which was offset from the net Royalty income received by the Trust from Hilcorp in the third quarter of 2022.
With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
Operating Costs and Capital Expenditures.   Operating costs were $1,346,555 for the year ended December 31, 2022, an increase of approximately 36% as compared to $992,942 for the year ended December 31, 2021. The increase was primarily the result of an increase in severance tax due to increases in pricing for natural gas, natural gas liquids and oil and condensate in the year ended December 31, 2022, as compared to the year ended 2021.
Capital expenditures on these properties for the years ended December 31, 2022 and 2021 were $173,885 and $1,187,696, respectively. The decrease of $1,013,811 for the year ended December 31, 2022 as compared to December 31, 2021 was primarily due to including an approximately $1.1 million true-up of historical amounts attributable to the Trust (incurred in 2018 with respect to a newly drilled well in the San

Juan Basin  —  New Mexico Properties) in the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2022.
	2022			2021
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$6.73	$47.91	$89.86	$2.60	$18.02	$44.71
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	425,089	35,297	1,222	580,198	46,672	2,233
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	288,285	22,992	786	61,047	6,075	209
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

Report of Independent Registered Public Accounting Firm
To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee
Mesa Royalty Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2022 and 2021, the related statements of distributable income and changes in trust corpus for each of the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting as described in Note 2 to the financial statements.
Basis of Accounting
As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties
As discussed in Note 2 to the financial statements, the Trust computes amortization of the net overriding royalty interests in oil and gas properties on a unit-of-production basis and charges it directly to trust corpus as such amount does not affect distributable income. For the year ended December 31, 2022, the Trust recorded amortization of the net overriding royalty interests of $78.6 thousand.
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
March 23, 2023

Item 8.
Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
	Years Ended December 31,
	2022	2021
Royalty income	$4,119,378	$908,160
Interest income	19,832	117
General and administrative expenses	(197,482)	(172,737)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	$3,941,728	$735,540
Cash reserves used/(withheld) for current Trust expenses	(259,500)	21,296
Distributable income	$3,682,228	$756,836
Distributable income per unit	$1.9759	$0.4061
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	December 31,
	2022	2021
ASSETS
Cash and short-term investments	$2,356,010	$1,266,979
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,104,737)	(41,026,117)
Total assets	$3,749,307	$2,738,896
LIABILITIES AND TRUST CORPUS
Distributions payable	$1,058,842	$241,979
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	2,690,465	2,496,917
Total liabilities and trust corpus	$3,749,307	$2,738,896
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS
	Years Ended December 31,
	2022	2021
Trust corpus, beginning of year	$2,496,917	$2,590,223
Cash reserves (used)/withheld for current Trust expenses	259,500	(21,296)
Distributable income	3,682,228	756,836
Distributions to unitholders	(3,669,560)	(787,025)
Amortization of net overriding royalty interests	(78,620)	(41,821)
Trust corpus, end of year	$2,690,465	$2,496,917
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
•
Hugoton field of Kansas (the “Hugoton Royalty Properties”);

•
San Juan Basin field of New Mexico (the “San Juan Basin — New Mexico Properties”); and

•
San Juan Basin field of Colorado (the “San Juan Basin — Colorado Properties”, and together with the “San Juan Basin — New Mexico Properties”, the “San Juan Basin Royalty Properties”, and together with the “Hugoton Royalty Properties”, the “Royalty Properties”).

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
Hilcorp informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Hilcorp has reconciled these costs resulting in a charge to the Trust for which the amount is included in the true-up of historical amounts referred to above. With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid.
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

The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp in the first quarter of 2022, the true-up of the 2021 estimated amounts was complete and there was no balance to be recovered from future proceeds related to this true-up. Hilcorp also informed the Trust that it had completed its recovery of excess production costs in the first quarter of 2022.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2022, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 1.75% annualized return from January 1, 2022 through March 15, 2022, a 2% annualized return from March 16, 2022 through May 3, 2022, a 2.5% annualized return from May 4, 2022 through June 14, 2022, a 3.25% annualized return from June 15, 2022 through July 27, 2022, a 4% annualized return from July 28, 2022 through September 21, 2022, a 4.75% annualized return from September 22, 2022 through November 2, 2022, a 5.5% annualized return from November 3 through December 14, 2022 and a 6% annualized return from December 15 through December 30, 2022. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2022, the Trustee’s fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2021.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of December 31, 2022	As of December 31, 2021
Hugoton Properties	$—	$8,100
San Juan Basin – Colorado Properties – Simcoe	206,432	341,707
San Juan Basin – Colorado Properties – Red Willow	2,884	24,794
San Juan Basin – New Mexico Properties – Hilcorp	—	29,184
Total	$209,316	$403,785
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2022 resulted in the balance of the Contingent Reserve being equal to $1,025,000 as of December 31, 2021 and equal to $1,297,168 as of December 31, 2022.
The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 is as follows:
	2022	2021
Income available for distribution prior to cash reserves withheld for Trust expenses	$3,941,728	$735,540
Increase in the Contingent Reserve	(4,139,210)	(916,999)
Withdrawal from the Contingent Reserve	3,867,042	968,483
Distributable Income Available for Distribution	$3,669,560	$787,025
Distributable Income Available for Distribution per unit	$1.969	$0.422
Units outstanding	1,863,590	1,863,590
Note 7 — Supplemental Reserve Information (Unaudited)
Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2022 and December 31, 2021 are based on the reserve report prepared by Miller and Lents, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust’s Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust’s Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust’s Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.
In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2022 were based on the average price during the twelve-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.
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

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)
	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2018	9,997	433,047	7,291,895
Revisions to previous estimates	3,358	(1,488)	1,826,202
Extensions, discoveries and other additions	—	—	—
Production	(2,355)	(51,559)	(1,412,097)
December 31, 2019	11,000	380,000	7,706,000
Revisions to previous estimates	(1,534)	(52,718)	(1,865,379)
Extensions, discoveries and other additions	—	—	—
Production	534	(21,282)	(467,621)
December 31, 2020	10,000	306,000	5,373,000
Revisions to previous estimates	2,209	139,075	3,071,407
Extensions, discoveries and other additions	—	—	—
Production	(209)	(6,075)	(303,407)
December 31, 2021	12,000	439,000	8,141,000
Revisions to previous estimates	2,786	121,124	296,624
Extensions, discoveries and other additions	—	—	—
Production	(786)	(29,124)	(419,624)
December 31, 2022	14,000	531,000	8,018,000
Proved Developed Reserves:
December 31, 2018	9,997	433,047	7,291,895
December 31, 2019	11,000	380,000	7,706,000
December 31, 2020	10,000	306,000	5,373,000
December 31, 2021	12,000	439,000	8,141,000
December 31, 2022	14,000	531,000	8,018,000

•
The Hugoton Royalty represents 4%, 5% and 0% of the estimated proved natural gas liquids reserves and 5%, 8% and 0% of the estimated proved natural gas reserves as of December 31, 2022, 2021 and 2020, respectively.

•
The December 31, 2022, 2021, 2020, 2019 and 2018 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

•
There were no Proved Undeveloped Reserves in any of the years covered by the table.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2022	2021	2020
	(In thousands)
The Trust’s proportionate share of future Gross Proceeds	$102,456	$58,418	$20,082
The Trust’s proportionate share of future operating costs	(25,886)	(19,175)	(5,602)
Future capital costs	(2,430)	(2,400)	(1,407)
Future Royalty income	$74,140	$36,843	$13,073
Discount at 10% per annum	(43,014)	(20,283)	(6,503)
Standardized measure of future Royalty income from proved oil and gas reserves	$31,126	$16,560	$6,570
CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2022	2021	2020
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$16,560	$6,570	$10,493
Revisions of previous estimates	5,933	3,986	(892)
Net changes in price and production costs	10,126	5,527	(3,062)
Royalty income	(4,119)	(908)	(832)
Accretion of discount	2,626	1,385	863
Net changes in standardized measure	$14,566	$9,990	$(3,923)
Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$31,126	$16,560	$6,570

•
The Hugoton Royalty represents approximately 7% and 13% of the standardized measure of future Royalty income for 2022 and 2021, respectively.

•
Standardized measure at December 31, 2022 was calculated using natural gas prices of $6.941 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $6.197 per Mcf for San Juan Basin — New Mexico Royalty Properties and $1.236 per Mcf for the San Juan Basin-Colorado Royalty Properties, natural gas liquids prices of $17.32 per barrel (“Bbl”) for Hugoton Royalty Properties, $48.34 per Bbl for the San Juan Basin-New Mexico Royalty Properties and $1.30 per Bbl for the San Juan Basin-Colorado Royalty Properties, and oil and condensate prices of $83.06 per Bbl for the San Juan Basin Royalty Properties.

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
Trustee’s Report on Internal Control over Financial Reporting.   The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control — Integrated Framework (2013),” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.
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
Section 16(a) Beneficial Ownership Reporting Compliance.
The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2022.
Item 11.
Executive Compensation.

Not applicable.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 23, 2023, except as set forth below. The following information has been obtained from public filings with the SEC.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Wells Fargo & Company	122,550(1)	6.6%

(1)
Based on a Schedule 13G/A filed on February 10, 2023 by Wells Fargo & Company, Wells Fargo Advisors Financial Network, LLC and Wells Fargo Clearing Services, LLC (collectively, “Wells Fargo”) reporting sole dispositive power. The principal business office address for Wells Fargo is 420 Montgomery Street, San Francisco, CA 94163.

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

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust’s financial statements for the years ended December 31, 2022 and 2021, as well as fees billed for other services rendered by KPMG LLP.
	2022	2021
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	95,000	95,000
All other fees	—	—
Total fees	$620,000	$620,000

(1)
Audit fees consist of fees for the audit of the Trust’s financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2022 and 2021. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust’s tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2022 and 2021. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

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
March 23, 2023
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.