Form 10-Q
period 2023-03-31
MESA ROYALTY TRUST/TX
filed 2023-05-15
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from         to
Commission File Number: 1-7884
MESA ROYALTY TRUST
(Exact name of registrant as specified in its charter)
Texas	76-6284806
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A.,Trustee 601 Travis Street, Floor 16 Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)
1-713-483-6020
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MTR	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 15, 2023  —  1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Note 1 — Trust Organization and Provisions”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, political and regulatory matters, such as tax and environmental policy, expected market conditions and commodity pricing, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of wells to be drilled and producing in future periods, and estimates regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Trustee believes are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalty (as defined in “Note 1 — Trust Organization and Provisions”), and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the Working Interest Owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Royalty and other income	$845,417	$732,894
Interest income	20,087	29
General and administrative expense	(66,074)	(57,450)
Income available for distribution prior to cash reserves withheld for Trust expenses	799,430	675,473
Cash reserves withheld for current Trust expenses	(75,000)	(72,000)
Distributable income	$724,430	$603,473
Distributable income per unit	$0.3887	$0.3238
Units outstanding	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and short-term investments	$2,096,597	$2,356,010
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,135,294)	(41,104,737)
Total assets	$3,459,337	$3,749,307
LIABILITIES AND TRUST CORPUS
Distributions payable	$688,892	$1,058,842
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,770,445	2,690,465
Total liabilities and trust corpus	$3,459,337	$3,749,307
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Trust corpus, beginning of period	$2,690,465	$2,496,917
Cash reserves withheld for current Trust expenses	75,000	72,000
Distributable income	724,430	603,473
Distributions to unitholders	(688,892)	(603,829)
Amortization of net overriding royalty interest	(30,558)	(6,049)
Trust corpus, end of period	$2,770,445	$2,562,512
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
Simcoe informed the Trustee that the amount paid to the Trust in the month of May 2021 included adjusted proceeds for prior periods. There was unusually high pricing due to extreme winter weather in early 2021, and income for subsequent periods was reduced as pricing declined. Simcoe also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserted it was entitled to deduct under the Conveyance. Simcoe recovered such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust in 2021 and 2022. In March 2023, the Trustee was informed that Simcoe performed a true-up of its production revenues and expenses for the periods of 2020 through 2022, and a true up report was received by the Trustee in March 2023 indicating that the Trust is no longer in a deficit position with Simcoe.
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
Hilcorp informed the Trust that significant incremental costs of approximately $1.1 million attributable to the Trust were incurred in 2018 with respect to a newly drilled well in the San Juan Basin — New Mexico Properties. Hilcorp has reconciled these costs resulting in a charge to the Trust for which the amount is included in the true-up of historical amounts referred to above. With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and expects to conclude this review in 2023.
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
In January 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp in the first quarter of 2022, the true-up of the 2021 estimated amounts was complete and there was no balance to be recovered from future proceeds related to this true-up. Hilcorp also informed the Trust that it had completed Hilcorp’s recovery of excess production costs in the first quarter of 2022.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See “Contracts” under Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2023, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023 and a 6.50% annualized return from March 23, 2023 through March 31, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2023, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2022.
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
The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 and are available upon request from the Trustee.
Note 2 — Basis of Presentation
The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of March 31, 2023	As of December 31, 2022
Hugoton Properties	$83,103	$—
San Juan Basin – Colorado Properties – Simcoe	—	206,432
San Juan Basin – Colorado Properties – Red Willow	—	2,884
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$83,103	$209,316
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2023 and 2022 resulted in the balance of the Contingent Reserve being equal to $1,096,643 as of March 31, 2022 and equal to $1,407,705 as of March 31, 2023.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended March 31,
	2023	2022
Distributable income before reserve for contingent liabilities and expenses	$799,430	$675,473
Increase in the Contingent Reserve	(865,504)	(732,543)
Withdrawal from the Contingent Reserve	754,966	660,899
Distributable income available for distribution	$688,892	$603,829
Distributable income available for distribution per unit	$0.3697	$0.3240
Units outstanding	1,863,590	1,863,590
Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
The following review of the financial condition and results of operations of Mesa Royalty Trust (the “Trust”) should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, political and regulatory matters, such as tax and environmental policy, expected market conditions and commodity pricing, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of wells to be drilled and producing in future periods, and estimates regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Trustee believes are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalty, and the Working Interest Owners themselves.

Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the Working Interest Owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.
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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended March 31,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,424,391	$355,558	$21,033	$1,371,707	$600,860	$38,140
Less the Trust’s proportionate share of:
Capital costs recovered	(54,005)	(11,209)	(355)	(60,348)	(27,591)	(2,227)
Operating costs	(799,971)	(158,210)	(5,459)	(576,991)	(252,584)	(15,070)
Net proceeds(2)	$570,415	$186,139	$15,219	$734,368	$320,685	$20,843
Royalty income(2)	$632,132	$198,066	$15,219	$439,643	$273,587	$19,284

	Three Months Ended March 31,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.29	$21.87	$73.15	$14.89	$119.24	$89.56
Average production costs(3)	$4.45	$18.71	$27.94	$21.59	$122.11	$80.33

	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	191,997	9,055	208	29,519	2,294	215

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

Three Months Ended March 31, 2023 and 2022
Financial Review
	Three Months Ended March 31,
	2023	2022
Royalty and other income	$845,417	$732,894
Interest income	20,087	29
General and administrative expense	(66,074)	(57,450)
Income available for distribution prior to cash reserves withheld for Trust expenses	799,430	675,473
Cash reserves withheld for current Trust expenses	(75,000)	(72,000)
Distributable income	724,430	603,473
Distributable income per unit	$0.3887	$0.3238
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $845,417 for the quarter ended March 31, 2023, as compared to $732,894 for the quarter ended March 31, 2022. The majority of the Royalty income received in the quarters ended March 31, 2022 and 2023 was from Hilcorp. The increase in Royalty income was primarily a result of decreases in capital and operating expense for Hilcorp in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022.
The Trust’s Interest income for the quarters ended March 31, 2023 and 2022 was $20,087 and $29, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023 and a 6.50% annualized return from March 23, 2023 through March 31, 2023.
General and Administrative Expense.   General and administrative expense was $66,074 and $57,540 for the three months ended March 31, 2023 and 2022, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended March 31, 2023, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023 and a 6.50% annualized return from March 23, 2023 through March 31, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended

March 31, 2023, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2022. As of each of the quarters ended March 31, 2023 and 2022, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2023 and 2022 resulted in the balance of the Contingent Reserve being equal to $1,096,643 as of March 31, 2022 and equal to $1,407,705 as of March 31, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2023 was $688,892, representing $0.3697 per unit, as compared to $603,829, representing $0.3240 per unit, for the quarter ended March 31, 2022. Based on 1,863,590 units outstanding for the quarters ended March 31, 2023 and 2022, respectively, the per unit distributions for each month in such periods were as follows:
	2023	2022
January	$0.1581	$0.1118
February	0.0998	0.1094
March	0.1118	0.1028
	$0.3697	$0.3240
Operational Review
Global Oil Market Impact in 2023
Ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. Average oil and gas prices during the first quarter of 2023 generally declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, and Russia’s invasion into Ukraine, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. The sharp increases in inflation and interest rates coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2023.

Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the first quarter of 2023 or 2022.
	Three Months Ended March 31,
	2023	2022
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$564,156	$384,175
Capital expenditures attributable to Hugoton Royalty Properties	$46,757	$30,197
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the first quarter of 2023 and the first quarter of 2022. The lack of Royalty income for the three months ended March 31, 2022 was primarily a result of actual expenses being greater than actual revenues in past periods as reported by Scout. Such amounts were recovered by Scout by withholding the Net Proceeds that would otherwise be payable to the Trust. For the three months ended March 31, 2022, Scout completed its recovery and calculated Net Proceeds from the Hugoton Royalty Properties, however, Royalty income from this calculation was not received by the Trust from Scout until May 2022. For the three months ended March 31, 2023, actual expenses were greater than actual revenues as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has requested information and is reviewing certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs were $564,156 in the first quarter of 2023, as compared to $384,175 in the first quarter of 2022. The increase of approximately 47% in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022, was primarily due to a reserve of $194,556 for Ad Valorem taxes made by Scout in January 2023. Capital expenditures attributable to the Hugoton Royalty Properties were $46,757 in the first quarter of 2023 as compared to $30,197 in the first quarter of 2022.
	Three Months Ended March 31,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$5.92	$20.10	$—	$4.63	$22.36	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	77,686	3,374	—	117,989	5,163	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—

Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall market prices reported for natural gas from Hugoton Royalty Properties were higher for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. The majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended March 31,
	2023	2022
Royalty income attributable to San Juan Basin – Colorado Properties	$57,492	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$91,045	$1,239
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $57,492 during the first quarter of 2023, as compared to $0 during the first quarter of 2022. The lack of Royalty income for the three months ended March 31, 2022 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2022. In March 2023, the Trustee was informed that Simcoe performed a true-up of its production revenues and expenses for the periods of 2020 through 2022, and a true up report was received by the Trustee. Net Proceeds of $23,206 from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in March 2023 indicating that the Trust is no longer in a deficit position with Simcoe. Because of these adjustments, the amounts of Net Proceeds reported during the three months ended March 31, 2023 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust. Net Proceeds of $34,286 from the San Juan Basin — Colorado Properties operated by Red Willow were received by the Trust in the three months ended March 31, 2023.
Operating Costs.   Operating costs on these properties were $91,045 in the first quarter of 2023, as compared to $1,239 in the first quarter of 2022. The increase in the first quarter of 2023 was primarily the result of the 2023 true-up Simcoe performed to its production revenues and expenses, referred to above, and updates Simcoe made in 2022 to prior period adjustments that Simcoe asserted it was entitled to deduct under the Conveyance. If not for the updates Simcoe made in 2022 to prior period adjustments, Simcoe’s operating costs for the quarter ended March 31, 2022 would have been $61,526. The 2022 operating costs shown above of $1,239 are attributable to the San Juan Basin — Colorado Properties operated by Red Willow.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the first quarter of 2023 and in the first quarter of 2022.

	Three Months Ended March 31,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.31	$0.86	$—	$1.02	$0.56	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	510,677	2,551	—	78,085	847	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	95,933	2,409	—	—	—	—
San Juan Basin — New Mexico Properties
	Three Months Ended March 31,
	2023	2022
Royalty income attributable to San Juan Basin – New Mexico Properties	$787,925	$732,514
Operating costs attributable to San Juan Basin – New Mexico Properties	$308,438	$459,231
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$18,812	$59,969
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $787,925 during the first quarter of 2023, as compared to $732,514 during the first quarter of 2022, an increase of approximately 7.6%. The increase in Royalty income was primarily a result of decreases in capital and operating expense for Hilcorp in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022.
In addition to the above, in April 2021, Hilcorp informed the Trust that Hilcorp was in process of a system conversion that delayed the ability to provide current information. For the Trust distribution months of April through November 2021, Hilcorp recorded estimates of revenues and expenses and calculated payments to the Trust based on Hilcorp’s December 2020 production month, and the Trust recognized such amounts in accordance with its accounting practices. Accordingly, Hilcorp calculated an estimated payment of $90,649 in Net Proceeds to the Trust for each month from April 2021 through November 2021. These Net Proceeds were adjusted against the outstanding excess production costs incurred in past periods. Per information provided by Hilcorp, the system conversion was completed in December 2021. As a result of the system conversion, properties currently operated by Hilcorp, formerly operated by XTO and reported separately from Hilcorp, were combined into one reporting entity.
In January 2022, Hilcorp performed a true-up of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO, and provided the true-up to the Trust. The true-up utilized actual revenue and expense amounts to reconcile historical amounts on a month-by-month basis, and resulted in a balance owed to the Trust of $89,617, primarily due to increases in pricing during the true-up period. Per information provided by Hilcorp in the first quarter of 2022, the true-up of the 2021 estimated amounts was complete and there was no balance to be recovered from future proceeds related to this true-up. Also, as reported by Hilcorp, in the first quarter of 2022, Hilcorp completed its recovery of excess production costs incurred in past periods, and Royalty income was received by the Trust from Hilcorp for each month in the quarter ended March 31, 2022.
Operating Costs and Capital Expenditures.   Operating costs were $308,438 in the first quarter of 2023, a decrease of approximately 33% as compared to $459,231 in the first quarter of 2022. The decrease was due primarily to including the true-up in January 2022 of the 2021 estimated amounts for both Hilcorp and the properties currently operated by Hilcorp, formerly operated by XTO. Capital expenditures on these properties were $18,812 in the first quarter of 2023, a decrease of approximately 69% as compared to $59,969 in the first quarter of 2022. The decrease was due primarily to including the true-up in January 2022 of the 2021 estimated amounts for both Hilcorp and the properties formerly operated by XTO.
	Three Months Ended March 31,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$6.00	$29.49	$73.15	$14.89	$119.24	$89.56
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	134,691	9,682	288	50,076	4,067	426
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	96,064	6,646	208	29,519	2,294	215
With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and expects to conclude this review in 2023.
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
The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during 2023 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
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
Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. “Other Information — Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties” and “The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.
The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners, along with an outside joint venture auditor. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Part II, Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 for information concerning controls and procedures with respect to the Royalty and information related to the Trustee’s review of certain information and calculations by the Working Interest Owners.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. During the quarter ended March 31, 2023, there was no material change in such risk factors.
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

II-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mesa Royalty Trust
By: The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ ELAINA RODGERS Elaina Rodgers Vice President & Trust Officer
Date: May 15, 2023
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided.

II-2