Form 10-Q
period 2023-06-30
MESA ROYALTY TRUST/TX
filed 2023-08-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2023 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Royalty and other income	$1,779,455	$1,036,950	$2,624,872	$1,769,844
Interest income	22,936	1,026	43,023	1,055
General and administrative expense	(54,275)	(64,707)	(120,349)	(122,158)
Income available for distribution prior to cash reserves withheld for Trust expenses	1,748,116	973,269	2,547,546	1,648,741
Cash reserves withheld for Trust expenses	(150,000)	(37,500)	(225,000)	(109,500)
Distributable income	$1,598,116	$935,769	$2,322,546	$1,539,241
Distributable income per unit	$0.8575	$0.5021	$1.2463	$0.8260
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and short-term investments	$3,155,822	$2,356,010
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,154,156)	(41,104,737)
Total assets	$4,499,700	$3,749,307
LIABILITIES AND TRUST CORPUS
Distributions payable	$1,605,642	$1,058,842
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,894,058	2,690,465
Total liabilities and trust corpus	$4,499,700	$3,749,307
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$2,770,445	$2,562,512	$2,690,465	$2,496,917
Cash reserves withheld for Trust expenses	150,000	37,500	225,000	109,500
Distributable income	1,598,116	935,769	2,322,546	1,539,241
Distributions to unitholders	(1,605,642)	(934,644)	(2,294,534)	(1,538,473)
Amortization of net overriding royalty interest	(18,861)	(26,670)	(49,419)	(32,718)
Trust corpus, end of period	$2,894,058	$2,574,467	$2,894,058	$2,574,467
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
Simcoe informed the Trustee that the amount paid to the Trust in the month of May 2021 included adjusted proceeds for prior periods. There was unusually high pricing due to extreme winter weather in early 2021, and income for subsequent periods was reduced as pricing declined. Simcoe also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding the Net Proceeds that would otherwise be payable to the Trust. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. For the three months ended June 30, 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the quarter ended June 30, 2023 and no Royalty income was received by the Trust from Simcoe for the three months ended June 2023.
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
In past periods, Hilcorp used estimates for revenues and expenses and made payments to the Trust based on those estimates. Hilcorp subsequently performed true-up reconciliations of those revenue and expense amounts which resulted in either charges to or credits for the Trust. The Trust recognized these amounts in accordance with the Trust’s modified cash basis of accounting. With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and expects to conclude this review in 2023.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2023, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2023. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023 and a 6.75% annualized return from May 4, 2023 through June 30, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2023, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2022. For the six months ended June 30, 2023, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2022.
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
The Inflation Reduction Act (IRA) was signed into law on August 16, 2022, and included a number of tax-related provisions. The IRA did not have any significant impact on the Trust’s financial position or results of operations.
Each unitholder should consult its own tax advisor with respect to its particular circumstances.

Note 5 — Excess Production Costs
	As of June 30, 2023	As of December 31, 2022
Hugoton Properties	$149,341	$—
San Juan Basin – Colorado Properties – Simcoe	93,378	206,432
San Juan Basin – Colorado Properties – Red Willow	3,990	2,884
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$246,709	$209,316
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2023 resulted in the balance of the Contingent Reserve being equal to $1,135,268 as of June 30, 2022 and equal to $1,550,180 as of June 30, 2023.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributable income before reserve for contingent liabilities and expenses	$1,748,116	$973,269	$2,547,546	$1,648,741
Increase in the Contingent Reserve	(1,802,391)	(1,038,357)	(2,667,895)	(1,770,899)
Withdrawal from the Contingent Reserve	1,659,917	999,732	2,414,883	1,660,631
Distributable income available for distribution	$1,605,642	$934,644	$2,294,534	$1,538,473
Distributable income available for distribution per unit	$0.8616	$0.5015	$1.2312	$0.8255
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$2,212,594	$342,431	$7,825	$1,058,674	$495,401	$22,330
Less the Trust’s proportionate share of:
Capital costs recovered	(40,147)	(14,457)	(48)	(3,503)	(1,727)	(82)
Operating costs	(634,631)	(144,826)	(1,313)	(527,860)	(217,148)	(5,949)
Net proceeds(2)	$1,537,816	$183,148	$6,464	$527,311	$276,526	$16,299
Royalty income(2)	$1,572,236	$200,755	$6,464	$704,237	$316,794	$16,299
Average sales price	$14.03	$30.02	$65.35	$5.10	$33.10	$85.69
Average production costs(3)	$6.02	$23.82	$13.76	$3.85	$22.87	$31.70
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	112,092	6,687	99	137,963	9,572	190

	Six Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$3,636,984	$697,989	$28,858	$2,430,381	$1,096,262	$60,469
Less the Trust’s proportionate share of:
Capital costs recovered	(94,152)	(25,666)	(403)	(63,852)	(29,318)	(2,309)
Operating costs	(1,368,928)	(303,036)	(6,772)	(1,104,851)	(469,733)	(21,018)
Net proceeds(2)	$2,173,904	$369,287	$21,683	$1,261,678	$597,211	$37,142
Royalty income(2)	$2,206,442	$396,747	$21,683	$1,143,880	$590,381	$35,583
Average sales price	$7.21	$29.73	$70.86	$6.79	$51.07	$88.09
Average production costs(3)	$4.78	$24.63	$23.45	$6.93	$43.17	$57.75
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	305,983	13,343	306	168,545	11,560	404

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
Three Months Ended June 30, 2023 and 2022
Financial Review
	Three Months Ended June 30,
	2023	2022
Royalty and other income	$1,779,455	$1,036,950
Interest income	22,936	1,026
General and administrative expense	(54,275)	(64,707)
Income available for distribution prior to cash reserves withheld for Trust expenses	1,748,116	973,269
Cash reserves withheld for Trust expenses	(150,000)	(37,500)
Distributable income	$1,598,116	$935,769
Distributable income per unit	$0.8575	$0.5021
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $1,779,455 for the quarter ended June 30, 2023, as compared to $1,036,950 for the quarter ended June 30, 2022. The majority of the Royalty income received in the quarters ended June 30, 2023 and 2022 was from Hilcorp. A portion of the Royalty income received in the quarter ended June 30, 2023 was from Red Willow and a portion of the Royalty income received in the quarter ended June 30, 2022 was from Scout but was attributable to the quarter ended March 30, 2022. The increase in Royalty income was primarily a result of increases in pricing and net production volumes for natural gas for Hilcorp, partially offset by increases in capital and operating expense for natural gas for Hilcorp, along with timing of the 2022 receipt of Royalty income from Scout, in the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.
The Trust’s interest income for the quarters ended June 30, 2023 and 2022 was $22,936 and $1,026, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023 and a 6.75% annualized return from May 4, 2023 through June 30, 2023.
General and Administrative Expense.   General and administrative expense was $54,275 and $64,707 for the three months ended June 30, 2023 and 2022, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended June 30, 2023, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22,

2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023 and a 6.75% annualized return from May 4, 2023 through June 30, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2023, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2022. As of June 30, 2023 and 2022, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2023 resulted in the balance of the Contingent Reserve being equal to $1,135,268 as of June 30, 2022 and equal to $1,550,180 as of June 30, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2023 was $1,605,642, representing $0.8616 per unit, as compared to $934,644, representing $0.5015 per unit, for the quarter ended June 30, 2022. Based on 1,863,590 units outstanding for the quarters ended June 30, 2023 and 2022, respectively, the per unit distributions for each month in such periods were as follows:
	2023	2022
April	$0.2379	$0.1015
May	0.4875	0.2504
June	0.1362	0.1496
	$0.8616	$0.5015
Operational Review
Global Oil Market Impact in 2023
Ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. Average oil and gas prices during the first and second quarters of 2023 generally declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, and Russia’s invasion into Ukraine, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. The sharp increases in inflation and interest rates coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2023.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the second quarter of 2023.
	Three Months Ended June 30,
	2023	2022
Royalty income attributable to Hugoton Royalty Properties	$0	$345,326
Operating costs attributable to Hugoton Royalty Properties	$378,147	$468,742
Capital expenditures attributable to Hugoton Royalty Properties	$41,393	$1,760
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 in the second quarter of 2023 from $345,326 in the second quarter of 2022. The decrease was primarily a result of actual expenses being greater than actual revenues as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has requested information and is reviewing certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs were $378,147 in the second quarter of 2023, as compared to $468,742 in the second quarter of 2022. The decrease of approximately 19% in the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, was primarily due to the timing of receipt of expenses for May and June 2023, with not all expenses received to date, as compared to the quarter ended June 30, 2023. Capital expenditures attributable to the Hugoton Royalty Properties were $41,393 in the second quarter of 2023, as compared to $1,760 in the second quarter of 2022. The increase of $39,633 in the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022 was primarily due to the costs associated with preparing bypassed hydrocarbon bearing zones in wells and producing natural gas and natural gas liquids from these wells.

	Three Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.47	$14.62	$—	$5.91	$27.64	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	73,781	6,644	—	75,519	4,699	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	47,806	2,267	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall market prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended June 30,
	2023	2022
Royalty income attributable to San Juan Basin – Colorado Properties	$7,590	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$25,198	$3,655
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $7,590 during the second quarter of 2023, as compared to $0 during the second quarter of 2022. The increase was a result of revenue received from Red Willow in the three months ended June 30, 2023. No Royalty income was received from Simcoe in the three months ended June 30, 2023 or in the three months ended June 30, 2022. The lack of Royalty income for the three months ended June 30, 2022 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2022. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. For the three months ended June 30, 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the quarter ended June 30, 2023. Because of these adjustments, the amounts of Net Proceeds reported during the three months ended June 30, 2023 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs on these properties were $25,198 in the second quarter of 2023, as compared to $3,655 in the second quarter of 2022. The low operating costs in the second quarter of 2022 were primarily the result of updates Simcoe made to prior period adjustments reported by Simcoe in 2021, that Simcoe asserted it was entitled to deduct under the Conveyance. Simcoe’s operator statement for the quarter ended June 30, 2022 shows overpayment corrections which reduced Simcoe’s operating expenses to approximately $0 for the second quarter of 2022. The 2022 operating costs shown above of $3,655 are primarily attributable to the San Juan Basin — Colorado Properties operated by Red Willow. If not for the reductions, operating costs would have been $24,882 for the three months ended June 30, 2022.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the second quarter of 2023 and in the second quarter of 2022.
	Three Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.71	$0.75	$—	$0.31	$0.77	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	64,648	1,042	—	83,529	400	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	2,147	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended June 30,
	2023	2022
Royalty income attributable to San Juan Basin – New Mexico Properties	$1,771,865	$692,004
Operating costs attributable to San Juan Basin – New Mexico Properties	$377,425	$278,560
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$13,259	$3,552
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $1,771,865 during the second quarter of 2023, as compared to Royalty income of $692,004 during the second quarter of 2022, an increase of $1,079,861. The increase in Royalty income was primarily a result of increases in pricing and net production for natural gas offset in part by increases in operating costs and capital expenditures and by decreases in pricing for natural gas liquids and oil and condensate in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Operating Costs and Capital Expenditures.   Operating costs were $377,425 in the second quarter of 2023, an increase of approximately 35%, as compared to $278,560 in the second quarter of 2022. The increase was primarily a result of an increase in severance tax due to increases in pricing for natural gas in the second quarter of 2023, as compared to the second quarter of 2022.
Capital expenditures on these properties were $13,259 in the second quarter of 2023, as compared to $3,552 in the second quarter of 2022.
	Three Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$14.23	$30.02	$65.35	$4.68	$34.79	$85.69
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	134,228	8,144	120	125,445	10,498	261
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	109,944	6,687	99	90,158	7,305	190
In past periods, Hilcorp used estimates for revenues and expenses and made payments to the Trust based on those estimates. Hilcorp subsequently performed true-up reconciliations of those revenue and expense amounts which resulted in either charges to or credits for the Trust. The Trust recognized these amounts in accordance with the Trust’s modified cash basis of accounting. With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid and expects to conclude this review in 2023.
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
Six Months Ended June 30, 2023 and 2022
Financial Review
	Six Months Ended June 30,
	2023	2022
Royalty income	$2,624,872	$1,769,844
Interest income	43,023	1,055
General and administrative expense	(120,349)	(122,158)
Income available for distribution prior to cash reserves withheld for Trust expenses	2,547,546	1,648,741
Cash reserves withheld for Trust expenses	(225,000)	(109,500)
Distributable income	$2,322,546	$1,539,241
Distributable income per unit	$1.2463	$0.8260
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $2,624,872 for the six months ended June 30, 2023, as compared to $1,769,844 for the six months ended June 30, 2022. The majority of the Royalty income received in the six months ended June 30, 2023 and 2022 was from Hilcorp. The increase in Royalty income was primarily a result of increases in pricing for natural gas, increases in net production for natural gas and natural gas liquids, decreases in capital expenditures for natural gas, natural gas liquids and oil and condensate and decreases in operating expense for natural gas liquids and oil and condensate for Hilcorp, offset in part by decreases in pricing for natural gas liquids and oil and condensate and increases in operating expense for natural gas for Hilcorp, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
The Trust’s interest income for the six months ended June 30, 2023 and 2022 was $43,023 and $1,055, respectively. The increase in interest income received by the Trust was primarily a result of increases to the United States Prime Rate in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023 and a 6.75% annualized return from May 4, 2023 through June 30, 2023.
General and Administrative Expense.   General and administrative expense was $120,349 and $122,158 for the six months ended June 30, 2023 and 2022, respectively. The Trustee’s fees are included in general and administrative expense.
For the six months ended June 30, 2023, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3 2023 and a 6.75% annualized return from May 4, 2023 through June 30, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the six months ended June 30, 2023, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2022. As of each of the six-month periods ended June 30, 2023 and 2022, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the six months ended June 30, 2023 resulted in the balance of the Contingent Reserve being equal to $1,135,268 as of June 30, 2022 and equal to $1,550,180 as of June 30, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2023 was $2,294,534, representing $1.2312 per unit, as compared to $1,538,473, representing $0.8255 per unit, for the six months ended June 30, 2022.
Operational Review
Global Oil Market Impact in 2023
Ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. Average oil and gas prices during the first and second quarters of 2023 generally declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, and Russia’s invasion into Ukraine, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. The sharp increases in inflation and interest rates coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2023.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the six months ended June 30, 2023.
	Six Months Ended June 30,
	2023	2022
Royalty income attributable to Hugoton Royalty Properties	$—	$345,326
Operating costs attributable to Hugoton Royalty Properties	$942,303	$852,917
Capital expenditures attributable to Hugoton Royalty Properties	$88,150	$31,958
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 for the six months ended June 30, 2023 from $345,326 for the same period in 2022. The decrease was primarily a result of actual expenses being greater than actual revenues for the six months ended June 30, 2023, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has requested information and is reviewing certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $942,303 during the six months ended June 30, 2023, an increase of approximately 10%, as compared to $852,917 during the six months ended June 30, 2022. The increase was primarily due to the overall expense increase related to general inflation and higher commodity pricing driving up service and material costs. Capital expenditures attributable to the Hugoton Royalty Properties were $88,150 during the six months ended June 30, 2023, an increase of $56,192, as compared to $31,958 during the six months ended June 30, 2022. The increase was primarily due to the costs associated with preparing bypassed hydrocarbon bearing zones in wells and producing natural gas and natural gas liquids from these wells.
	Six Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.73	$16.47	$—	$5.13	$24.87	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	151,467	10,018	—	193,508	9,862	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	55,092	2,519	—

San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Six Months Ended June 30,
	2023	2022
Royalty income attributable to San Juan Basin – Colorado Properties	$65,082	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$50,570	$4,894
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $65,082 for the six months ended June 30, 2023, as compared to $0 during the same period in 2022. The lack of Royalty income for the six months ended June 30, 2022 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the six months ended June 30, 2022. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. For the three months ended June 30, 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the six months ended June 30, 2023. Of the total Net Proceeds received from the San Juan Basin — Colorado Properties for the six months ended June 30, 2023, $41,876 was received from the San Juan Basin — Colorado Properties operated by Red Willow. Because of the adjustments reported by Simcoe, the amounts of Net Proceeds reported during the six months ended June 30, 2023 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs on these properties were $50,570 during the six months ended June 30, 2023, as compared to $4,894 during the six months ended June 30, 2022. The increase in the six months ended June 30, 2023 was primarily the result of updates Simcoe made in 2022 to prior period adjustments that Simcoe asserted it was entitled to deduct under the Conveyance. If not for the updates Simcoe made in 2022 to prior period adjustments, Simcoe’s operating costs for the six months ended June 30, 2022 would have been $82,753 as compared to $39,286 for the six months ended June 30, 2023. The decrease in the six months ended June 30, 2023 was primarily due to the timing of the billing for water included in the joint interest billing in the six months ended June 30, 2022. Of the $50,570 operating costs for the San Juan Basin — Colorado Properties for the six months ended June 30, 2023, $11,284 is attributable to the properties operated by Red Willow. The 2022 operating costs shown above of $4,894 are attributable to the properties operated by Red Willow.

	Six Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.35	$0.83	$—	$0.65	$0.63	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	575,326	3,594	—	161,615	1,247	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	94,182	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Six Months Ended June 30,
	2023	2022
Royalty income attributable to San Juan Basin – New Mexico Properties	$2,559,790	$1,424,518
Operating costs attributable to San Juan Basin – New Mexico Properties	$685,863	$737,791
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$32,071	$63,521
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $2,559,790 for the six months ended June 30, 2023, as compared to $1,424,518 during the same period in 2022, an increase of approximately 79.7%. The increase in Royalty income was primarily a result of increases in pricing for natural gas, increases in net production for natural gas and natural gas liquids, decreases in capital expenditures for natural gas, natural gas liquids and oil and condensate and decreases in operating expense for natural gas liquids and oil and condensate, offset in part by decreases in pricing for natural gas liquids and oil and condensate and increases in operating expense for natural gas, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Operating Costs and Capital Expenditures.   Operating costs were $685,863 during the six months ended June 30, 2023, a decrease of approximately 7%, as compared to $737,791 during the six months ended June 30, 2022.

Capital expenditures on these properties were $32,071 during the six months ended June 30, 2023, a decrease of approximately 50%, as compared to $63,521 during the six months ended June 30, 2022. The decrease was due primarily to a true-up performed by Hilcorp in January 2022 which increased capital expenditures for the six months ended June 30, 2022.
	Six Months Ended June 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$10.11	$29.73	$70.86	$7.59	$58.37	$88.09
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	268,919	17,826	407	175,521	14,565	686
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	211,801	13,343	306	113,453	9,041	404
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
The Trustee may establish and increase cash reserves as permitted by the Trust Indenture. The Trustee has evaluated the adequacy of the Contingent Reserve based on the likelihood of future regular receipts of Royalty income from the Royalty Properties, volatility in commodity prices and other market conditions affecting Royalty income, and the anticipated costs and expenses related to the future termination of the Trust. On the basis of this evaluation, the Trustee intends to increase the Contingent Reserve to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time. The Trustee intends to continue to evaluate the adequacy of the Contingent Reserve and may at any time, without notice to the unitholders, increase or decrease the amount of the Contingent Reserve based on this ongoing evaluation. Future filings by the Trust with the SEC will include information regarding the Trustee’s evaluation of cash reserves and funding of the Contingent Reserve.
In recent periods, substantial accumulated excess production costs have decreased Trust income and distributions, and in some months resulted in no Trust distributions. There can be no assurance that the Trust will receive additional Royalty income adequate to fund the Contingent Reserve and to provide sufficient liquidity for the Trust.
The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during the remainder of 2023 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. During the quarter ended June 30, 2023, there was no material change in such risk factors.
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
Date: August 14, 2023
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.