Form 10-Q
period 2023-09-30
MESA ROYALTY TRUST/TX
filed 2023-11-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023
☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2023 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Royalty income	$357,474	$1,201,758	$2,982,346	$2,971,601
Interest income	32,329	5,512	75,351	6,568
General and administrative expense	(31,131)	(56,456)	(151,479)	(178,613)
Income available for distribution prior to cash reserves withheld for Trust expenses	358,672	1,150,814	2,906,218	2,799,556
Cash reserves withheld for Trust expenses	(75,000)	(75,000)	(300,000)	(184,500)
Distributable income	$283,672	$1,075,814	$2,606,218	$2,615,056
Distributable income per unit	$0.1522	$0.5773	$1.3985	$1.4032
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and short-term investments	$1,908,852	$2,356,010
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,169,945)	(41,104,737)
Total assets	$3,236,941	$3,749,307
LIABILITIES AND TRUST CORPUS
Distributions payable	$264,293	$1,058,842
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	2,972,648	2,690,465
Total liabilities and trust corpus	$3,236,941	$3,749,307
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$2,894,058	$2,574,467	$2,690,465	$2,496,917
Cash reserves withheld for Trust expenses	75,000	75,000	300,000	184,500
Distributable income	283,672	1,075,814	2,606,218	2,615,056
Distributions to unitholders	(264,293)	(1,072,245)	(2,558,826)	(2,610,718)
Amortization of net overriding royalty interest	(15,789)	(25,896)	(65,209)	(58,615)
Trust corpus, end of period	$2,972,648	$2,627,140	$2,972,648	$2,627,140
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
Following Simcoe’s acquisition of BP’s interest in the San Juan Basin — Colorado Properties, there was a transition period to transfer historical information, knowledge and processes from one owner to the other. During the transition period, Net Proceeds were received by the Trust from BP through the Trust month of January 2021.
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 includes adjusted proceeds for prior periods. There was unusually high pricing due to extreme winter weather in early 2021, and income for subsequent periods was reduced as pricing declined. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to adjustment for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the quarter ended September 30, 2023 and no Royalty income was received by the Trust from Simcoe for the three months ended September 30, 2023.
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
In past periods, Hilcorp used estimates for revenues and expenses and made payments to the Trust based on those estimates. Hilcorp subsequently performed true-up reconciliations of those revenue and expense amounts which resulted in either charges to or credits for the Trust. The Trust recognized these amounts in accordance with the Trust’s modified cash basis of accounting. With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid in certain past periods and expects to conclude this review in 2023.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2023, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2023. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023, a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through September 30, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2023, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2022. For the nine months ended September 30, 2023, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2022.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.

Note 5 — Excess Production Costs
	As of September 30, 2023	As of December 31, 2022
Hugoton Properties	$180,426	$—
San Juan Basin – Colorado Properties – Simcoe	57,575	206,432
San Juan Basin – Colorado Properties – Red Willow	2,597	2,884
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$240,598	$209,316
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2023 resulted in the balance of the Contingent Reserve being equal to $1,213,837 as of September 30, 2022 and equal to $1,644,560 as of September 30, 2023.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributable income before reserve for contingent liabilities and expenses	$358,672	$1,150,814	$2,906,218	$2,799,556
Increase in the Contingent Reserve	(389,803)	(1,207,270)	(3,057,698)	(2,978,170)
Withdrawal from the Contingent Reserve	295,424	1,128,701	2,710,306	2,789,331
Distributable income available for distribution	$264,293	$1,072,245	$2,558,826	$2,610,718
Distributable income available for distribution per unit	$0.1418	$0.5754	$1.3731	$1.4009
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590

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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$678,704	$323,349	$30,137	$1,435,109	$589,790	$32,213
Less the Trust’s proportionate share of:
Capital costs recovered	(19,300)	(9,998)	(891)	(41,881)	(19,292)	(1,108)
Operating costs	(427,220)	(199,938)	(11,858)	(521,273)	(185,099)	(8,044)
Net proceeds(2)	$232,184	$113,413	$17,388	$871,955	$385,399	$23,061
Royalty income(2)	$219,784	$120,302	$17,388	$799,008	$380,016	$22,734
Average sales price	$2.31	$23.27	$62.12	$6.20	$37.59	$98.04
Average production costs(3)	$4.69	$40.61	$45.55	$4.37	$20.22	$39.47
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	95,219	5,170	280	128,780	10,110	232

	Nine Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross proceeds(1)(5)	$4,315,688	$1,021,338	$58,995	$3,865,490	$1,686,052	$92,682
Less the Trust’s proportionate share of:
Capital costs recovered	(113,452)	(35,664)	(1,294)	(105,733)	(48,610)	(3,417)
Operating costs	(1,796,148)	(502,974)	(18,630)	(1,708,878)	(654,832)	(29,063)
Net proceeds(2)	$2,406,088	$482,700	$39,071	$2,050,879	$982,610	$60,202
Royalty income(2)	$2,426,226	$517,049	$39,071	$1,942,887	$970,398	$58,316
Average sales price	$5.78	$27.52	$66.11	$6.40	$44.79	$91.31
Average production costs(3)	$4.55	$28.67	$33.71	$5.97	$32.47	$50.86
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	419,621	18,786	591	303,793	21,664	639

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

Three Months Ended September 30, 2023 and 2022
Financial Review
	Three Months Ended September 30,
	2023	2022
Royalty income	$357,474	$1,201,758
Interest income	32,329	5,512
General and administrative expense	(31,131)	(56,456)
Income available for distribution prior to cash reserves withheld for Trust expenses	358,672	1,150,814
Cash reserves withheld for Trust expenses	(75,000)	(75,000)
Distributable income	$283,672	$1,075,814
Distributable income per unit	$0.1522	$0.5773
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $357,474 for the quarter ended September 30, 2023, as compared to $1,201,758 for the quarter ended September 30, 2022. All of the Royalty income received in the quarter ended September 30, 2023 and the majority of the Royalty income received in the quarter ended September 30, 2022 was from Hilcorp. A portion of the Royalty income received in the quarter ended September 30, 2022 was from Scout. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas, natural gas liquids and oil and condensate as reported by Hilcorp, partially offset by increases in net production volumes for natural gas for Hilcorp, decreases in capital costs for natural gas, natural gas liquids and oil and condensate for Hilcorp and a decrease in operating expense for natural gas liquids for Hilcorp in the quarter ended September 30, 2023, as compared to the quarter ended June 30, 2022.
The Trust’s interest income for the quarters ended September 30, 2023 and 2022 was $32,329 and $5,512, respectively. The increase in interest income received by the Trust was primarily a result of increases to the United States Prime Rate in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through September 30, 2023.
General and Administrative Expense.   General and administrative expense was $31,131 and $56,456 for the three months ended September 30, 2023 and 2022, respectively. The decrease for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 was primarily a result of the timing of expenses received and paid by the Trust. The Trustee’s fees are included in general and administrative expense.
For the quarter ended September 30, 2023, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023, a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through September 30, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2023, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2022. As of each of the quarters ended September 30, 2023 and 2022, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2023 resulted in the balance of the Contingent Reserve being equal to $1,213,837 as of September 30, 2022 and equal to $1,644,560 as of September 30, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2023 was $264,293, representing $0.1418 per unit, as compared to $1,072,245, representing $0.5754 per unit, for the quarter ended September 30, 2022. Based on 1,863,590 units outstanding for the quarters ended September 30, 2023 and 2022, respectively, the per unit distributions for each month in such periods were as follows:
	2023	2022
July	$0.0580	$0.0956
August	0.0410	0.2932
September	0.0428	0.1866
	$0.1418	$0.5754
Operational Review
Global Oil Market Impact in 2023
Ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. Average oil and gas prices during the first,

second and third quarters of 2023 generally declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, Russia’s invasion into Ukraine and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply in future periods. The sharp increases in inflation and interest rates coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2023.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the third quarter of 2023.
	Three Months Ended September 30,
	2023	2022
Royalty income attributable to Hugoton Royalty Properties	$—	$447,679
Operating costs attributable to Hugoton Royalty Properties	$373,544	$385,553
Capital expenditures attributable to Hugoton Royalty Properties	$11,369	$24,597
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 in the third quarter of 2023 from $447,679 in the third quarter of 2022. The decrease was primarily a result of actual expenses being greater than actual revenues as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has requested information and is reviewing certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs were $373,544 in the third quarter of 2023, as compared to $385,553 in the third quarter of 2022. Capital expenditures attributable to the Hugoton Royalty Properties were $11,369 in the third quarter of 2023, as compared to $24,597 in the third quarter of 2022.

	Three Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.01	$15.12	$—	$8.69	$28.83	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	82,067	7,084	—	84,309	4,355	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	43,917	2,297	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts at market clearing prices to multiple purchasers. Overall prices received for natural gas from Hugoton Royalty Properties were lower for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended September 30,
	2023	2022
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$5,492	$36,204
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the third quarters ending September 30, 2023 and 2022. The lack of Royalty income for the three months ended September 30, 2023 and 2022 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarters ended September 30, 2023 and 2022. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the quarter ended September 30, 2023. Because of these adjustments, the amounts of Net Proceeds reported during the three months ended September 30, 2023 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs on these properties as reported by Simcoe and Red Willow were $5,492 in the third quarter of 2023, as compared to $36,204 in the third quarter of 2022. The decrease was primarily the result of an adjustment for water hauling and disposal included in Simcoe’s joint interest billing in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the third quarter of 2023 and in the third quarter of 2022.
	Three Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.61	$0.60	$—	$1.43	$0.60	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	67,578	1,183	—	71,931	1,128	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended September 30,
	2023	2022
Royalty income attributable to San Juan Basin – New Mexico Properties	$357,474	$754,079
Operating costs attributable to San Juan Basin – New Mexico Properties	$259,980	$292,659
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$18,820	$37,684
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $357,474 during the third quarter of 2023, as compared to Royalty income of $754,079 during the third quarter of

2022, a decrease of approximately 53%. The decrease was primarily a result of decreases in pricing reported for natural gas, natural gas liquids and oil and condensate, partially offset by increases in net production volumes for natural gas and oil and condensate, decreases in capital costs for natural gas, natural gas liquids and oil and condensate and a decrease in operating expense for natural gas liquids in the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022.
Operating Costs and Capital Expenditures.   Operating costs were $259,980 in the third quarter of 2023, a decrease of approximately 11%, as compared to $292,659 in the third quarter of 2022. The decrease was primarily a result of a decrease in severance tax due to decreases in pricing for natural gas, natural gas liquids and oil and condensate in the third quarter of 2023, as compared to the third quarter of 2022.
Capital expenditures on these properties were $18,820 in the third quarter of 2023, as compared to $37,684 in the third quarter of 2022.
	Three Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.31	$23.27	$62.12	$4.92	$40.16	$98.04
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	169,234	9,261	485	121,894	11,541	329
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	95,219	5,170	280	84,862	7,813	232
In past periods, Hilcorp used estimates for revenues and expenses and made payments to the Trust based on those estimates. Hilcorp subsequently performed true-up reconciliations of those revenue and expense amounts which resulted in either charges to or credits for the Trust. The Trust recognized these amounts in accordance with the Trust’s modified cash basis of accounting. With the assistance of a third party consultant, the Trust is conducting a review of the reconciliation calculations by Hilcorp and the amount of Net Proceeds calculated and paid in certain past periods and expects to conclude this review in 2023.
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

Nine Months Ended September 30, 2023 and 2022
Financial Review
	Nine Months Ended September 30,
	2023	2022
Royalty income	$2,982,346	$2,971,601
Interest income	75,351	6,568
General and administrative expense	(151,479)	(178,613)
Income available for distribution prior to cash reserves withheld for Trust expenses	2,906,218	2,799,556
Cash reserves withheld for Trust expenses	(300,000)	(184,500)
Distributable income	$2,606,218	$2,615,056
Distributable income per unit	$1.3985	$1.4032
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $2,982,346 for the nine months ended September 30, 2023, as compared to $2,971,601 for the nine months ended September 30, 2022. The majority of the Royalty income received in the nine months ended September 30, 2023 and 2022 was from Hilcorp. The increase in Royalty income was primarily a result of increases in pricing for natural gas as reported by Hilcorp, increases in net production for natural gas and natural gas liquids for Hilcorp, decreases in capital expenditures for natural gas, natural gas liquids and oil and condensate for Hilcorp and decreases in operating expense for natural gas liquids and oil and condensate for Hilcorp, offset in part by decreases in pricing for natural gas liquids and oil and condensate as reported by Hilcorp and increases in operating expense for natural gas for Hilcorp, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
The Trust’s interest income for the nine months ended September 30, 2023 and 2022 was $75,351 and $6,568, respectively. The increase in interest income received by the Trust was primarily a result of increases to the United States Prime Rate in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023, a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through September 30, 2023.
General and Administrative Expense.   General and administrative expense was $151,479 and $178,613 for the nine months ended September 30, 2023 and 2022, respectively. The Trustee’s fees are included in general and administrative expense. The decrease for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 was primarily a result of the timing of expenses received and paid by the Trust.
For the nine months ended September 30, 2023, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1,

2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023, a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through September 30, 2023. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the nine months ended September 30, 2023, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2022. As of each of the nine-month periods ended September 30, 2023 and 2022, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the nine months ended September 30, 2023 resulted in the balance of the Contingent Reserve being equal to $1,213,837 as of September 30, 2022 and equal to $1,644,560 as of September 30, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2023 was $2,558,826, representing $1.3731 per unit, as compared to $2,610,718, representing $1.4009 per unit, for the nine months ended September 30, 2022.
Operational Review
Global Oil Market Impact in 2023
Ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. Average oil and gas prices during the first, second and third quarters of 2023 generally declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, Russia’s invasion into Ukraine and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Additionally, inflation remains high and continues to increase the cost of labor and supplies. Changes in economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply in future periods. The sharp increases in inflation and interest rates coupled with supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2023.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the nine months ended September 30, 2023.
	Nine Months Ended September 30,
	2023	2022
Royalty income attributable to Hugoton Royalty Properties	$—	$793,004
Operating costs attributable to Hugoton Royalty Properties	$1,315,846	$1,238,471
Capital expenditures attributable to Hugoton Royalty Properties	$99,519	$56,555
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties decreased to $0 for the nine months ended September 30, 2023 from $793,004 for the same period in 2022. The decrease was primarily a result of actual expenses being greater than actual revenues for the nine months ended September 30, 2023, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust. In addition, with the assistance of a third party consultant, the Trust has requested information and is reviewing certain of Scout’s financial and operational statements and the Net Proceeds payable by Scout to the Trust.
Operating Costs and Capital Expenditures.   Operating costs reported on these properties were $1,315,846 during the nine months ended September 30, 2023, an increase of approximately 6%, as compared to $1,238,471 during the nine months ended September 30, 2022. Capital expenditures attributable to the Hugoton Royalty Properties were $99,519 during the nine months ended September 30, 2023, an increase of approximately 76%, as compared to $56,555 during the nine months ended September 30, 2022. The increase was primarily due to the costs associated with preparing bypassed hydrocarbon bearing zones in wells and producing natural gas and natural gas liquids from these wells.
	Nine Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.12	$15.91	$—	$6.21	$26.09	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	233,534	17,102	—	277,817	14,218	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	106,951	4,941	—

San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Nine Months Ended September 30,
	2023	2022
Royalty income attributable to San Juan Basin – Colorado Properties	$65,082	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$56,062	$123,852
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $65,082 for the nine months ended September 30, 2023, as compared to $0 during the same period in 2022. The lack of Royalty income for the nine months ended June 30, 2022 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended June 30, 2022. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the nine months ended September 30, 2023. Of the total Net Proceeds received from the San Juan Basin — Colorado Properties for the nine months ended September 30, 2023, $41,876 was received from the San Juan Basin — Colorado Properties operated by Red Willow. Because of the adjustments reported by Simcoe, the amounts of Net Proceeds reported during the nine months ended September 30, 2023 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust will commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $56,062 during the nine months ended September 30, 2023, as compared to $123,852 during the nine months ended September 30, 2022. The decrease in the nine months ended September 30, 2023 was primarily due to the timing of the billing for water included in Simcoe’s joint interest billing in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.38	$0.77	$—	$0.89	$0.62	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	642,903	4,777	—	233,546	2,375	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	86,913	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Nine Months Ended September 30,
	2023	2022
Royalty income attributable to San Juan Basin – New Mexico Properties	$2,917,264	$2,178,597
Operating costs attributable to San Juan Basin – New Mexico Properties	$945,844	$1,030,450
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$50,891	$101,205
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $2,917,264 for the nine months ended September 30, 2023, as compared to $2,178,597 during the same period in 2022, an increase of approximately 34%. The increase in Royalty income was primarily a result of increases in pricing reported for natural gas, increases in net production for natural gas and natural gas liquids, decreases in capital expenditures for natural gas, natural gas liquids and oil and condensate and decreases in operating expense for natural gas liquids and oil and condensate, offset in part by decreases reported in pricing for natural gas liquids and oil and condensate and increases in operating expense for natural gas, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Operating Costs and Capital Expenditures.   Operating costs were $945,844 during the nine months ended September 30, 2023, a decrease of approximately 8%, as compared to $1,030,450 during the nine months ended September 30, 2022.

Capital expenditures on these properties were $50,891 during the nine months ended September 30, 2023, a decrease of approximately 50%, as compared to $101,205 during the nine months ended September 30, 2022. The decrease was due primarily to lower operator revenue available to perform capital work in 2023, as compared to the nine months ended September 30, 2022.
	Nine Months Ended September 30,
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$7.10	$27.52	$66.11	$6.50	$50.32	$91.31
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	438,153	27,087	892	297,415	26,106	1,015
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	332,708	18,786	591	196,842	16,723	639
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. During the quarter ended September 30, 2023, there was no material change in such risk factors.
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
Date: November 14, 2023
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.