Form 10-K
period 2023-12-31
MESA ROYALTY TRUST/TX
filed 2024-04-01
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2023 of $24.62 was approximately $45,881,586.
As of April 1, 2024, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.
DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Item 1 — Description of the Trust”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, political and regulatory matters, such as tax and environmental policy, climate regulations, expected market conditions and commodity pricing, interest rates, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation

i

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
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the working interest owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this Form 10-K, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are expressly qualified in their entirety by the risks and other factors discussed and are not guarantees of future performance. Actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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
DESCRIPTION OF THE UNITS
Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust’s transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 28, 2024.
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

The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period and are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2023, there were $0 of unreimbursed expenses.
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

DESCRIPTION OF ROYALTY PROPERTIES
Producing Acreage and Wells as of December 31, 2023
Detailed information concerning the number of wells and producing acres on Royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained from the Working Interest Owners.
Hugoton Royalty Properties
The principal property interest initially conveyed to the Trust was carved out of the working interest in 104,437 net producing acres in the Hugoton field of Kansas currently operated by Scout.
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
Drilling
The Trust has been informed by Scout, operator of the Hugoton Royalty Properties, that two new wells were drilled and completed during the year ended December 31, 2022. Per information provided by Scout, these wells were drilled on underlying properties categorized as proved undeveloped reserves and included the drilling of infill development wells. Total capital expenditures were approximately $810,000 for the two combined wells and production began in September 2022. Per Scout, no drilling was conducted in 2023. The Trust has not been informed by any of the other Working Interest Owners of any exploratory or development wells drilled on any Royalty Properties during 2023, 2022 or 2021.
Reserves
A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the “Reserve Report”) and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2023. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm’s experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F-1442.
Production of the Reserve Report was supervised by a Senior Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 12 years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.
The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

Estimates of the gross and net proved reserves, as of December 31, 2023, of the Trust’s ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in millions of cubic feet (MMcf).
	Simcoe	Hilcorp	Scout	Total(1)
Proved Developed
Oil and Condensate	0	11	0	11
Natural Gas Liquids	0	388	0	388
Gas	0	5,777	0	5,777
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	11	0	11
Natural Gas Liquids	0	388	0	388
Gas	0	5,777	0	5,777

(1)
According to reserve estimates prepared by Miller and Lents, volumes from these Royalty Properties are not currently profitable enough to generate future Net Proceeds to the Trust, based on the assumptions made and the methodologies used. For these properties, declining well performance coupled with low prices has rendered these wells uneconomic.

(2)
Data from Red Willow was omitted in the Reserve Report, because it operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow as of December 31, 2023 are included in Net Proceeds paid to the Trust by Red Willow.

The estimated future net revenue and standardized measure of future net royalty income, discounted at 10 percent per annum attributable to the Trust’s Royalty as of December 31, 2023 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:
	Simcoe	Hilcorp	Scout	Total
Future Royalty income(1)	$0	$40,737	$0	$40,737
	Simcoe	Hilcorp	Scout	Total
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$0	$17,071	$0	$17,071

(1)
Future income tax expenses were excluded in the preparation of these estimates.

Please read “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information. The information herein is qualified in its entirety by such Summary Reserve Report.
The Reserve Report was delivered to the Trustee on March 27, 2024. Net reserves attributable to the Trust are calculated from the Trust’s net revenues for each of the Working Interest Owners. To estimate net gas reserves, the Trust’s total net revenue from each of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices — $66.87 per Bbl; (2) natural gas liquids prices — $34.68 per

Bbl for the San Juan Basin-New Mexico Royalty Properties, $1.184 per Bbl for the San Juan Basin-Colorado Royalty Properties and $1.40 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices — $4.596 per Mcf for San Juan Basin-New Mexico Royalty Properties, $0.491 per Mcf for San Juan Basin-Colorado Royalty Properties and $3.122 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.
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
The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2023, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.
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
Income, Production and Production Prices and Production Costs
Sales and production data from the Royalty Properties for the last two fiscal years is included in the table below. As reflected in the table, natural gas represents the vast majority of production from the Royalty Properties. Although the Trust is exposed to pricing fluctuations with respect to oil and condensate and natural gas liquids, the pricing environment of natural gas has a much more significant impact on Royalty income than any other hydrocarbon. For additional information related to the Trust’s Reserve Report, see “Note 8 — Supplemental Reserve Information (Unaudited)” in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

	Hugoton			San Juan Basin — New Mexico			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2023:
Average Sales Price	$3.90	$15.95	$—	$5.73	$26.42	$66.65	$0.41	$0.73	$—	$3.06	$20.29	$66.65
Average Production Costs(1)	$—	$—	$—	$2.14	$14.15	$43.18	$1.25	$—	$—	$4.63	$32.02	$43.18
Net production volumes attributable to the Royalty paid(2)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	—	—	—	443,109	23,372	871	81,374	—	—	524,483	23,372	871
Year ended December 31, 2022:
Average Sales Price	$6.50	$25.24	$—	$6.73	$47.91	$89.86	$1.05	$0.73	$—	$5.06	$37.51	$89.86
Average Production Costs(1)	$11.19	$49.76	$—	$3.13	$25.23	$47.39	$—	$—	$—	$6.01	$30.39	$47.39
Net production volumes attributable to the Royalty paid(2)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	131,339	6,132	—	288,285	22,992	786	—	—	—	419,624	29,124	786

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

CONTRACTS
Hugoton Royalty Properties
Natural gas and natural gas liquids produced by Scout from the Hugoton Royalty Properties accounted for approximately 0% of the Royalty income of the Trust for the year ended December 31, 2023. Since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts to multiple purchasers. Scout has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the year ended December 31, 2023, Scout provided Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.
San Juan Basin
Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin — New Mexico Royalty Properties accounted for the majority of the Royalty income of the Trust for the year ended December 31, 2023. Simcoe has informed the Trustee that a portion of the natural gas produced from the San Juan Basin — Colorado Royalty Properties is sold on the spot market, and some of the natural gas produced from the San Juan Basin — Colorado Properties is sold pursuant to fixed price contracts. Under such fixed price contractual arrangements, the Trust may not benefit from increases in commodity prices to the extent a variable or market-based price arrangement would otherwise increase revenues to the Trust.
Market for Natural Gas
The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the average Henry Hub Natural Gas Spot Prices were $6.42 per MMBtu in 2022 and decreased to $2.53 per MMBtu in 2023. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.
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
REGULATION AND PRICES
General
The production and sale of natural gas from the Royalty Properties are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics, including levels of demand and pricing, are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, by changes in such laws, and by constantly changing administrative regulations. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of liquified natural gas to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorization.
FERC Regulation
In general, the Federal Energy Regulatory Commission (the “FERC”) regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by pipelines, but does not regulate natural gas gathering facilities. Over thirty years ago, the FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by Congress and/or the courts. As to these various developments, the Working Interest Owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.
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

Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls at any time in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines in interstate commerce is subject to rate and access regulation by the FERC under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may be derived in a number of ways including, but not limited to, the FERC’s indexing methodology.
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
In February 2024, the Environmental Protection Agency (“EPA”) announced its plans to introduce proposed rules that target per- and polyfluoroalkyl substances (“PFAS”). PFAS are long-lasting chemicals used in a wide variety of consumer, commercial, and industrial products. Some states have already implemented regulations restricting levels of PFAS detected in soil, groundwater, and surface water. As the usage of PFAS, historically, has been widespread, it is possible that PFAS could have been released at the properties and could be subject to future promulgated health and safety standards.
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
Climate Change.   The EPA is considering rulemaking proposals in accordance with Executive Order 13990 Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis which was signed by President Biden in January 2021. In December 2023, EPA announced a final rule to reduce air pollutants from new and existing sources in the oil and gas industry with a particular focus on methane. The new rule aims to sharply reduce methane from oil and natural gas operations by phasing in a requirement to eliminate flaring of natural gas from wells, require comprehensive monitoring for leaks of methane, and establish standards to reduce emissions from high-emitting equipment. In March 2024, the SEC adopted rules that will require public issuers to disclose specific climate-related information in their filings with the SEC. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships.
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
BUSINESS AND OPERATIONAL RISKS
Oil and natural gas prices fluctuate due to a number of factors, and declines in commodity prices will reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
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

•
the effect of worldwide energy conservation measures; and

•
the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat.

Moreover, government regulations, such as regulation of natural gas transportation, regulation of greenhouse gas and other emissions associated with fossil fuel combustion, and price controls, can affect product prices in the long-term.
Crude oil prices have been historically volatile and fell sharply during the pandemic. Oil demand rebounded in the second half of 2020, and prices increased in 2021 and 2022 and decreased in 2023. The NYMEX crude oil spot prices per Bbl were $71.65 and $80.26 as of December 30, 2023 and December 30, 2022, respectively. As of March 26, 2024, the price was $81.62 per Bbl. The Trust cannot predict the timing or the duration of any economic cycle or other adverse events and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Based on information provided by the Working Interest Owners, natural gas and natural gas liquids produced from the Royalty Properties may be sold under short-term or multi-month contracts or on the spot market.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Natural gas prices have been historically volatile and fell sharply during the pandemic. During the five years prior to December 31, 2023, Henry Hub natural gas prices have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. Eliminating the unusually high prices in 2021 which were due to extreme winter weather, the natural gas prices ranged from a high of $9.85 per MMBtu in 2022 to a low of $1.33 per MMBtu in 2020. On December 29, 2023, the Henry Hub Natural Gas Spot Price was $2.58 per MMBtu. As of March 26, 2024, the price was $1.48 per MMBtu. Declines in natural gas prices may be caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. Any increase in natural gas production could cause the prices for natural gas to fall to lower levels. If prices for natural gas remain depressed for lengthy periods, the Trustee may be required to write down the value of the Trust’s oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of the Trust’s estimated reserves and reduce Net Proceeds and the amount of cash the Trustee would otherwise have available to pay cash distributions to unitholders.
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
Total excess production costs increased from $209,316 at December 31, 2022 to $260,731 at December 31, 2023, as reported by the Working Interest Owners. Please see Note 5 — Excess Production Costs in the Notes to Financial Statements under Item 8 of this Form 10-K.
Trust assets are depleting assets and, if the Working Interest Owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.
The Net Proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of any such projects will depend on the market prices of natural gas, and, if undertaken, such projects will result in added costs that will reduce Net Proceeds payable to the Trust. If the Working Interest Owners do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction. Please see the section entitled “Business — Description of the Units — Federal Income Tax Matters” under Item 1 of this Form 10-K.
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
The quantities of reserves attributable to the Royalty Properties and the Royalty interest decreased in 2023 and may decrease in the future as a result of decreases in the price of oil, natural gas or natural gas liquids or other factors. According to reserve estimates prepared by Miller and Lents, volumes from certain Royalty Properties are not currently profitable enough to generate future Net Proceeds to the Trust, based on the assumptions made and the methodologies used. For these properties, declining well performance coupled with low prices has rendered these wells uneconomic. See “Business — Description of Royalty Properties — Reserves” contained in Item 1 of this Form 10-K.
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
Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic twelve-month average of the first-day-of-the-month price for each month in 2023. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor used when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
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
The Trustee relies on the Working Interest Owners for all operating and financial information regarding the Royalty Properties. The Working Interest Owners control (i) historical operating data and estimates, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information and estimates relating to production and drilling plans, (v) cybersecurity related to the Royalty Properties, and (vi) information regarding the Royalty Properties responsive to litigation claims. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the Working Interest Owners to provide accurate and timely information when requested for use in the Trust’s periodic reports. Information regarding operations and financial results has been subject to errors and adjustments in the past. Accordingly, the Trustee cannot assure unitholders that other errors or adjustments by the Working Interest Owners, whether historical or future, will not affect Royalty income and distributions by the Trust.

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
Warfare, terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or political actions taken in response, cause instability in the global financial and energy markets. Terrorism and sustained military campaigns, including political turmoil, warfare or continuing attacks in Ukraine and in the Middle East, could adversely affect Trust distributions or the market price of the units in unpredictable ways, including through inflationary pressures, the disruption of supply chains and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the underlying properties rely could be a direct target or an indirect casualty of a cyber-attack or an act of terror. Political and military events in Ukraine and in the Middle East, including warfare between Ukraine and Russia, deteriorating relations between the U.S. and Russia, hostilities and geopolitical risk in the Middle East and sanctions by the U.S. and the EU against Russia may also have an adverse impact on Trust distributions or the market price of the units and may negatively affect our results of operations.
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the business operations of the Working Interest Owners.
The Working Interest Owners rely on information technology (“IT”) systems and networks in connection with various business activities, including exploration, development and production activities. The Working Interest Owners rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of the systems and networks of the Working Interest Owners, the confidentiality, availability and integrity of their data and the physical security of employees and assets. The Working Interest Owners may not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on the reputation, competitive position, business, financial condition and results of operations of the Working Interest Owners, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to the Working Interest Owners to implement further data protection measures.

In addition to the risks presented to the systems and networks of the Working Interest Owners, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside the ability of the Working Interest Owners to control, but could have a material adverse effect on the business, financial condition and results of operations of the Working Interest Owners, and could have a material adverse effect on the Trust.
Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.
The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.
If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.
LEGAL, ENVIRONMENTAL AND REGULATORY RISKS
The Working Interest Owners are subject to extensive governmental regulation.
Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, climate regulations and environmental protection regulations. These regulations and changes in regulations could have a material adverse effect on Royalty income payable to the Trust. Please read “Business — Regulation and Prices” under Item 1 of this Form 10-K.
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
Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating and administrative costs and could adversely affect Trust distributions.
The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting and emission reduction. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the Working Interest Owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the Working Interest Owners’ operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. In March 2024, the SEC adopted rules that would require public issuers to disclose specific climate-related information in their filings with the SEC which will increase administrative and reporting costs for public filers such as the Trust. Environmental, social, and governance (“ESG”) goals and programs have also become an increasing focus of investors, especially in the energy industry. Over time, ESG initiatives might make it more difficult and costly for the Working Interest Owners to secure funds for exploration, development and production activities. Furthermore, any changes in climate or weather, such as storms, floods, wildfires, drought and other climatic events, could have adverse physical effects on the Working Interest Owners’ operations or physical assets.

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
The value of the Royalty and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators’ current and future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions, inflation, interest rates, and financial, business and other factors, many of which are beyond the control of such operators. Any sustained decrease in demand for crude oil and natural gas in the global market or any other business downturn could have a material negative impact on the financial condition and economic performance of Working Interest Owners or other operators of the underlying properties.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.
ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.
BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.
Risk Management Oversight and Governance
BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.
At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.
BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.
BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in

2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.
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
At December 31, 2023, the 1,863,590 units outstanding were held by 422 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.
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
In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2023 and 2022, there were $0 and $0 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders.
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
The net effects of such adjustments for the year ended December 31, 2023 resulted in the balance of the Contingent Reserve being equal to $1,730,214 as of December 31, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time.
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

Years Ended December 31, 2023 and 2022
SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)
	Hugoton			San Juan Basin — New Mexico			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2023:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,222,622	$374,091	$—	$3,485,351	$948,301	$95,651	$288,293	$4,423	$—	$4,996,266	$1,326,815	$95,651
Less the Trust’s proportionate share of – Capital costs	(79,195)	(23,991)	—	(73,395)	(32,373)	(4,853)	—	—	—	(152,590)	(56,364)	(4,853)
Operating costs	(1,300,298)	(393,559)	—	(872,666)	(298,438)	(32,751)	(101,923)	—	—	(2,274,887)	(691,997)	(32,751)
Net Proceeds(2)	$(156,871)	$(43,459)	$—	$2,539,290	$617,490	$58,047	$186,370	$4,423	$—	$2,568,789	$578,454	$58,047
Royalty Income(2)	$—	$—	$—	$2,539,290	$617,490	$58,047	$65,082	$—	$—	$2,604,372	$617,490	$58,047
Average Sales Price	$3.90	$15.95	$—	$5.73	$26.42	$66.65	$0.41	$0.73	$—	$3.06	$20.29	$66.65
Average Production Costs(3)	$—	$—	$—	$2.14	$14.15	$43.18	$1.25	$—	$—	$4.63	$32.02	$43.18
Net production volumes attributable to the Royalty paid(4)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	—	—	—	443,109	23,372	871	81,374	—	—	524,483	23,372	871
Year ended December 31, 2022:
The Trust’s proportionate share of – Gross Proceeds(1)	$2,330,351	$461,261	$—	$2,858,942	$1,691,049	$109,809	$323,305	$2,820	$—	$5,512,598	$2,155,130	$109,809
Less the Trust’s proportionate share of – Capital costs	(130,145)	(23,678)	—	(109,349)	(60,177)	(4,359)	—	—	—	(239,494)	(83,855)	(4,359)
Operating costs	(1,340,108)	(281,414)	—	(793,691)	(519,956)	(32,908)	(148,683)	—	—	(2,282,482)	(801,370)	(32,908)
Net Proceeds(2)	$860,098	$156,169	$—	$1,955,902	$1,110,916	$72,542	$174,622	$2,820	$—	$2,990,622	$1,269,905	$72,542
Royalty Income(2)	$853,520	$154,782	$—	$1,938,865	$1,101,556	$70,656	$—	$—	$—	$2,792,385	$1,256,338	$70,656
Average Sales Price	$6.50	$25.24	$—	$6.73	$47.91	$89.86	$1.05	$0.73	$—	$5.06	$37.51	$89.86
Average Production Costs(3)	$11.19	$49.76	$—	$3.13	$25.23	$47.39	$—	$—	$—	$6.01	$30.39	$47.39
Net production volumes attributable to the Royalty paid(4)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	131,339	6,132	—	288,285	22,992	786	—	—	—	419,624	29,124	786

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

Financial Review
	2023	2022
Royalty income	$3,279,909	$4,119,378
Other income	14,691	—
Interest income	99,057	19,832
General and administrative expense	(186,843)	(197,482)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	3,206,814	3,941,728
Cash reserves withheld for Trust expenses	(350,000)	(259,500)
Distributable income	$2,856,814	$3,682,228
Distributable income per unit	$1.5330	$1.9759
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s Royalty and other income was $3,294,600 and $4,119,378 for the years ended December 31, 2023 and 2022, respectively. The decrease in Royalty income was primarily a result of decreases in pricing reported for natural gas, natural gas liquids and oil and condensate and decreases in net production for natural gas liquids, offset in part by decreases in operating and capital expenses for natural gas and natural gas liquids and increases in net production for natural gas for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Interest Income.   The Trust’s interest income for the years ended December 31, 2023 and 2022 was $99,057 and $19,832, respectively. The increase in interest income received by the Trust was primarily a result of increases to the United States Prime Rate in the year ended December 31, 2023 as compared to the year ended December 31, 2022. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.
General and Administrative Expense.   General and administrative expense was $186,843 and $197,482 for the years ended December 31, 2023 and 2022, respectively. The Trustee’s fees are included in general and administrative expense.
For the year ended December 31, 2023, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023, a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through December 30, 2023. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2023, the Trustee’s aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2022. As of the years ended December 31, 2023 and 2022, the Trust incurred unreimbursed expenses of $0 and $0, respectively.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the

Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2023 resulted in the balance of the Contingent Reserve being equal to $1,297,168 as of December 31, 2022 and equal to $1,730,214 as of December 31, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2023 and 2022 was $2,773,768 and $3,669,560, respectively. For the years ended December 31, 2023 and 2022, the Trust calculated total aggregate distributions of $1.4884 and $1.9691 per unit, respectively.
Operational Review
Working Interest Owner and Industry Update
The West Texas Intermediate spot price of crude oil decreased from $80.26 per barrel on December 30, 2022 to $71.65 per barrel on December 29, 2023. The Henry Hub Natural Gas Spot Prices decreased from $3.52 per MMBtu on December 30, 2022 to $2.58 per MMBtu on December 29, 2023. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. While inflationary pressures in the United States’ economy have begun to subside, high interest rates and global supply disruptions continue to affect the cost of labor and supplies. In addition changes in economic conditions, including relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates coupled with shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2024.
Hugoton Royalty Properties
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties for the years ended December 31, 2023 and 2022 was $0 and $1,008,301, respectively. The decrease in Royalty income was primarily a result of actual expenses being greater than actual revenues for the year ended December 31, 2023, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust, and is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs attributable to the Hugoton Royalty Properties for the year ended December 31, 2023 were $1,693,857, an increase of approximately 4% as compared to $1,621,522 for the year ended December 31, 2022.
Capital expenditures on these properties were $103,186 for the year ended December 31, 2023, a decrease of approximately 33% as compared to $153,823 for the year ended December 31, 2022. The decrease was primarily the result of no drilling activity in the year ended December 31, 2023 as compared to two new wells that were drilled in the year ended December 31, 2022.

	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.90	$15.95	—	$6.50	$25.24	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	313,407	23,450	—	358,592	18,273	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	131,339	6,132	—
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
San Juan Basin — Colorado Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2023 and 2022 was $65,082 and $0, respectively. The lack of Royalty income for the year ended December 31, 2022 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the year ended December 31, 2022. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the year ended December 31, 2022 were $155,532, leaving a balance of $206,432 to be recovered from future proceeds, if any.
In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the year ended December 31, 2023. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the year ended December 31, 2023 were $147,209, leaving a balance of $59,223 to be recovered from future proceeds, if any. Of the total Net Proceeds received from the San Juan Basin — Colorado Properties for the twelve months ended December 31, 2023, $41,876 was received from the San Juan Basin — Colorado Properties operated by Red Willow. Because of the adjustments reported by Simcoe, the amounts of Net Proceeds reported during the year ended December 31, 2023 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future years. In addition, with the assistance of a third party consultant, the Trust plans to commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs and Capital Expenditures.   Operating costs attributable to the San Juan Basin —  Colorado Properties for the years ended December 31, 2023 and 2022 were $101,923 and $148,683, respectively. The decrease of approximately 31% was primarily the result of a water rate recalculation in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

There were no capital expenditures attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2023 or 2022.
	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.41	$0.73	—	$1.05	$0.73	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	709,768	6,054	—	306,834	3,882	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	81,374	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2023 and 2022 was $3,214,827 and $3,111,077, respectively. The increase was primarily a result of increases in net production for natural gas, natural gas liquids and oil and condensate, decreases in operating costs for natural gas liquids and decreases in capital costs for natural gas and natural gas liquids, offset in part by decreases in pricing reported for natural gas, natural gas liquids and oil and condensate and increases in operating costs for natural gas, for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Operating Costs and Capital Expenditures.   Operating costs were $1,203,855 for the year ended December 31, 2023, a decrease of approximately 11% as compared to $1,346,555 for the year ended December 31, 2022. The decrease was primarily the result of including a true-up of historical amounts attributable to the Trust in January 2022.
Capital expenditures on these properties for the years ended December 31, 2023 and 2022 were $110,621 and $173,885, respectively. The decrease of approximately 36% for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the general decrease in activity in 2023, as there was only one major recomplete project in the twelve months ended December 31, 2023 as compared to three major recomplete projects in the twelve months ended December 31, 2022.

	2023			2022
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$5.73	$26.42	$66.65	$6.73	$47.91	$89.86
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	608,198	35,893	1,435	425,089	35,297	1,222
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	443,109	23,372	871	288,285	22,992	786
In past periods, Hilcorp used estimates for revenues and expenses and made payments to the Trust based on those estimates. Hilcorp subsequently performed true-up reconciliations of those revenue and expense amounts which resulted in either charges to or credits for the Trust. The Trust recognized these amounts in accordance with the Trust’s modified cash basis of accounting. The Trust is engaged with Hilcorp in reviewing the amount of Net Proceeds in past and current periods.
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
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2023 and 2022, the related statements of distributable income, and changes in trust corpus for each of the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting as described in Note 2 of the financial statements.
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
Assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties
As discussed in Note 2 to the financial statements, the Trust computes amortization of the net overriding royalty interests in oil and gas properties on a unit-of-production basis and charges it directly to trust corpus as such amount does not affect distributable income. For the year ended December 31, 2023, the Trust recorded amortization of the net overriding royalty interests of $82.6 thousand.
We identified the assessment of proved oil and gas reserves, which is a key input for the determination of amortization of net overriding royalty interests in oil and gas properties, as a critical audit matter. Specifically, complex auditor judgement was required to evaluate the forecasted production used by the Trust in the estimation of proved oil and gas reserves.
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
April 1, 2024

Item 8.   Financial Statements and Supplementary Data.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
	Years Ended December 31,
	2023	2022
Royalty income	$3,279,909	$4,119,378
Other income	14,691	—
Interest income	99,057	19,832
General and administrative expenses	(186,843)	(197,482)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	$3,206,814	$3,941,728
Cash reserves withheld for current Trust expenses	(350,000)	(259,500)
Distributable income	$2,856,814	$3,682,228
Distributable income per unit	$1.5330	$1.9759
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	December 31,
	2023	2022
ASSETS
Cash and short-term investments	$2,096,773	$2,356,010
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,187,341)	(41,104,737)
Total assets	$3,407,466	$3,749,307
LIABILITIES AND TRUST CORPUS
Distributions payable	$214,941	$1,058,842
General and administrative expenses payable	151,618	—
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	3,040,907	2,690,465
Total liabilities and trust corpus	$3,407,466	$3,749,307
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS
	Years Ended December 31,
	2023	2022
Trust corpus, beginning of year	$2,690,465	$2,496,917
Cash reserves withheld for current Trust expenses	350,000	259,500
Distributable income	2,856,814	3,682,228
Distributions to unitholders	(2,773,768)	(3,669,560)
Amortization of net overriding royalty interests	(82,604)	(78,620)
Trust corpus, end of year	$3,040,907	$2,690,465
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
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 included adjusted proceeds for prior periods. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the year ended December 31, 2023. Simcoe is continuing to recover such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2023, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2023 through February 1, 2023, a 6.25% annualized return from February 2, 2023 through March 22, 2023, a 6.50% annualized return from March 23, 2023 through May 3, 2023, a 6.75% annualized return from May 4, 2023 through July 25, 2023 and a 7.00% annualized return from July 26, 2023 through December 30, 2023. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2023, the Trustee’s fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2022.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of December 31, 2023	As of December 31, 2022
Hugoton Properties	$200,330	$—
San Juan Basin – Colorado Properties – Simcoe	59,223	206,432
San Juan Basin – Colorado Properties – Red Willow	1,178	2,884
Total	$260,731	$209,316

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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2023 resulted in the balance of the Contingent Reserve being equal to $1,297,168 as of December 31, 2022 and equal to $1,730,214 as of December 31, 2023.
The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 is as follows:
	2023	2022
Income available for distribution prior to cash reserves withheld for Trust expenses	$3,206,814	$3,941,728
Increase in the Contingent Reserve	(3,509,911)	(4,139,210)
Withdrawal from the Contingent Reserve	3,076,865	3,867,042
Distributable Income Available for Distribution	$2,773,768	$3,669,560
Distributable Income Available for Distribution per unit	$1.4884	$1.969
Units outstanding	1,863,590	1,863,590
Note 7 — Subsequent event
The Trust has evaluated subsequent events from the Statement of assets, liabilities and trust corpus date through April 1, 2024, the date on which the financial statements were available to be issued. On January 3, 2024, the Trust paid December 2023 general and administrative expenses of $151,618. Financial statements of the Trust are prepared on the modified cash basis of accounting. Trust general and administrative expenses, net of reimbursements, are recorded in the month they are included in the calculation of the monthly distribution amount. See “Note 2 — Basis of Presentation”. In the month ending December 31, 2023, general and administrative expenses of $151,618, net of reimbursement, were included in the distribution calculation but were not paid by the Trust. As a result, the Trust recorded General and administrative expenses payable in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2023.
Note 8 — Supplemental Reserve Information (Unaudited)
Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2023 and December 31, 2022 are based on the reserve report prepared by

Miller and Lents, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust’s Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on royalty income. Because the net reserve volumes attributable to the Trust’s Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust’s Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.
In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2023 were based on the average price during the twelve-month period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.
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

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)
	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2019	11,000	380,000	7,706,000
Revisions to previous estimates	(1,534)	(52,718)	(1,865,379)
Extensions, discoveries and other additions	—	—	—
Production	534	(21,282)	(467,621)
December 31, 2020	10,000	306,000	5,373,000
Revisions to previous estimates	2,209	139,075	3,071,407
Extensions, discoveries and other additions	—	—	—
Production	(209)	(6,075)	(303,407)
December 31, 2021	12,000	439,000	8,141,000
Revisions to previous estimates	2,786	121,124	296,624
Extensions, discoveries and other additions	—	—	—
Production	(786)	(29,124)	(419,624)
December 31, 2022	14,000	531,000	8,018,000
Revisions to previous estimates	(2,129)	(119,628)	(1,716,517)
Extensions, discoveries and other additions	—	—	—
Production	(871)	(23,372)	(524,483)
December 31, 2023	11,000	388,000	5,777,000
Proved Developed Reserves:
December 31, 2019	11,000	380,000	7,706,000
December 31, 2020	10,000	306,000	5,373,000
December 31, 2021	12,000	439,000	8,141,000
December 31, 2022	14,000	531,000	8,018,000
December 31, 2023	11,000	388,000	5,777,000

•
The Hugoton Royalty represents 0%, 4% and 5% of the estimated proved natural gas liquids reserves and 0%, 5% and 8% of the estimated proved natural gas reserves as of December 31, 2023, 2022 and 2021, respectively.

•
The December 31, 2023, 2022, 2021, 2020 and 2019 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

•
There were no Proved Undeveloped Reserves in any of the years covered by the table.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2023	2022	2021
	(In thousands)
The Trust’s proportionate share of future Gross Proceeds	$52,010	$102,456	$58,418
The Trust’s proportionate share of future operating costs	(9,763)	(25,886)	(19,175)
Future capital costs	(1,729)	(2,430)	(2,400)
Future Royalty income	$40,518	$74,140	$36,843
Discount at 10% per annum	(23,447)	(43,014)	(20,283)
Standardized measure of future Royalty income from proved oil and gas reserves	$17,071	$31,126	$16,560
CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2023	2022	2021
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$31,126	$16,560	$6,570
Revisions of previous estimates	(831)	5,933	3,986
Net changes in price and production costs	(11,392)	10,126	5,527
Royalty income	(3,280)	(4,119)	(908)
Accretion of discount	1,448	2,626	1,385
Net changes in standardized measure	$(14,055)	$14,566	$9,990
Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$17,071	$31,126	$16,560

•
The Hugoton Royalty represents approximately 0% and 7% of the standardized measure of future Royalty income for 2023 and 2022, respectively.

•
Standardized measure at December 31, 2023 was calculated using natural gas prices of $3.122 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $4.596 per Mcf for San Juan Basin — New Mexico Royalty Properties and $0.491 per Mcf for the San Juan Basin-Colorado Royalty Properties, natural gas liquids prices of $1.40 per barrel (“Bbl”) for Hugoton Royalty Properties, $34.68 per Bbl for the San Juan Basin-New Mexico Royalty Properties and $1.184 per Bbl for the San Juan Basin-Colorado Royalty Properties, and oil and condensate prices of $66.87 per Bbl for the San Juan Basin Royalty Properties.

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
Trustee’s Report on Internal Control over Financial Reporting.   The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control — Integrated Framework (2013),” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.
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
(b)   None.
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
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 28, 2024, except as set forth below. The following information has been obtained from public filings with the SEC.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Wells Fargo & Company	104,663(1)	5.6%

(1)
Based on a Schedule 13G/A filed on February 6, 2024 by Wells Fargo & Company, Wells Fargo Advisors Financial Network, LLC and Wells Fargo Clearing Services, LLC (collectively, “Wells Fargo”) reporting sole dispositive power. The principal business office address for Wells Fargo is 420 Montgomery Street, San Francisco, CA 94163.

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
The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust’s financial statements for the years ended December 31, 2023 and 2022, as well as fees billed for other services rendered by KPMG LLP.
	2023	2022
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	110,000	95,000
All other fees	—	—
Total fees	$635,000	$620,000

(1)
Audit fees consist of fees for the audit of the Trust’s financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2023 and 2022. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust’s tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2023 and 2022. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated.
(a)(2) Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3) Exhibits
Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)	*Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)	*First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)	*Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e)	*Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
4(f)	Description of Trust Units (Incorporated by reference to Exhibit 4(f) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019)
23	Consent of Miller and Lents, Ltd.
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Mesa Royalty Trust Clawback Policy
99	Summary Reserve Report from Miller and Lents

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
April 1, 2024
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.