Form 10-Q
period 2024-03-31
MESA ROYALTY TRUST/TX
filed 2024-05-15
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of May 15, 2024 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the Working Interest Owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are expressly qualified in their entirety by the risks and other factors discussed and are not guarantees of future performance. Actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Royalty income	$183,657	$845,417
Other income	(14,664)	—
Interest income	24,228	20,087
General and administrative expenses	(46,192)	(66,074)
Income available for distribution prior to cash reserves withheld for Trust expenses	147,029	799,430
Cash reserves withheld for current Trust expenses	(25,000)	(75,000)
Distributable income	$122,029	$724,430
Distributable income per unit	$0.0655	$0.3887
Units outstanding	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and short-term investments	$1,877,243	$2,096,773
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,198,061)	(41,187,341)
Total assets	$3,177,216	$3,407,466
LIABILITIES AND TRUST CORPUS
Distributions payable	$114,987	$214,941
General and administrative expenses payable	—	151,618
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,062,229	3,040,907
Total liabilities and trust corpus	$3,177,216	$3,407,466
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Trust corpus, beginning of period	$3,040,907	$2,690,465
Cash reserves withheld for current Trust expenses	25,000	75,000
Distributable income	122,029	724,430
Distributions to unitholders	(114,987)	(688,892)
Amortization of net overriding royalty interest	(10,720)	(30,558)
Trust corpus, end of period	$3,062,229	$2,770,445
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
Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to adjustment for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. Due to the true-up for joint interest billing amounts, the Trust remains in a deficit position with Simcoe as of the quarter ended March 31, 2024 and no Royalty income was received by the Trust from Simcoe for the three months ended March 31, 2024.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See “Contracts” under Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.

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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2024, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through March 31, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2024, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2023.
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
The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 and are available upon request from the Trustee.
Note 2 — Basis of Presentation
The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of March 31, 2024	As of December 31, 2023
Hugoton Properties	$386,460	$200,330
San Juan Basin – Colorado Properties – Simcoe	53,441	59,223
San Juan Basin – Colorado Properties – Red Willow	4,287	1,178
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$444,188	$260,731
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2024 and 2023 resulted in the balance of the Contingent Reserve being equal to $1,407,705 as of March 31, 2023 and equal to $1,762,256 as of March 31, 2024.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended March 31,
	2024	2023
Distributable income before reserve for contingent liabilities and expenses	$147,029	$799,430
Increase in the Contingent Reserve	(207,884)	(865,504)
Withdrawal from the Contingent Reserve	175,842	754,966
Distributable income available for distribution	$114,987	$688,892
Distributable income available for distribution per unit	$0.0617	$0.3697
Units outstanding	1,863,590	1,863,590
Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
The following review of the financial condition and results of operations of Mesa Royalty Trust (the “Trust”) should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the Working Interest Owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are expressly qualified in their entirety by the risks and other factors discussed and are not guarantees of future performance. Actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended March 31,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$593,568	$310,644	$13,987	$1,424,391	$355,558	$21,033
Less the Trust’s proportionate share of:
Capital costs recovered	(35,570)	(27,836)	(1,795)	(54,005)	(11,209)	(355)
Operating costs	(596,006)	(249,953)	(6,840)	(799,971)	(158,210)	(5,459)
Net proceeds(2)	$(38,008)	$32,855	$5,352	$570,415	$186,139	$15,219
Royalty income(2)	$99,696	$78,609	$5,352	$632,132	$198,066	$15,219
Average sales price	$2.16	$23.34	$67.01	$3.29	$21.87	$73.15
Average production costs(3)	$13.69	$82.49	$108.10	$4.45	$18.71	$27.94
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	46,146	3,367	80	191,997	9,055	208

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

Three Months Ended March 31, 2024 and 2023
Financial Review
	Three Months Ended March 31,
	2024	2023
Royalty income	$183,657	$845,417
Other income	(14,664)	—
Interest income	24,228	20,087
General and administrative expense	(46,192)	(66,074)
Income available for distribution prior to cash reserves withheld for Trust expenses	147,029	799,430
Cash reserves withheld for current Trust expenses	(25,000)	(75,000)
Distributable income	122,029	724,430
Distributable income per unit	$0.0655	$0.3887
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty income was $183,657 for the quarter ended March 31, 2024, as compared to $845,417 for the quarter ended March 31, 2023. All of the Royalty income received in the quarter ended March 31, 2024 and the majority of the Royalty income received in the quarter ended March 31, 2023 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing reported and net production for natural gas, natural gas liquids and oil and condensate, increases in operating expenses for natural gas liquids and oil and condensate and increases in capital expenses for natural gas, natural gas liquids and oil and condensate, offset in part by decreases in operating expenses for natural gas for Hilcorp in the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023.
The Trust’s Interest income for the quarters ended March 31, 2024 and 2023 was $24,228 and $20,087, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 7.00% annualized return from January 1, 2024 through March 31, 2024.
General and Administrative Expense.   General and administrative expense was $46,192 and $66,074 for the three months ended March 31, 2024 and 2023, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended March 31, 2024, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through March 31, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2024, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2023. As of each of the quarters ended March 31, 2024 and 2023, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2024 and 2023 resulted in the balance of the Contingent Reserve being equal to $1,407,705 as of March 31, 2023 and equal to $1,762,256 as of March 31, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2024 was $114,987, representing $0.0617 per unit, as compared to $688,892, representing $0.3697 per unit, for the quarter ended March 31, 2023. Based on 1,863,590 units outstanding for the quarters ended March 31, 2024 and 2023, respectively, the per unit distributions for each month in such periods were as follows:
	2024	2023
January	$0.0252	$0.1581
February	0.0087	0.0998
March	0.0278	0.1118
	$0.0617	$0.3697
Operational Review
Global Oil Market Impact in 2024
Ongoing uncertainty around production from Russia and actions of OPEC create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. While inflationary pressures in the United States’ economy have begun to subside, high interest rates and global supply disruptions continue to affect the cost of labor and supplies. In addition, changes in economic conditions, including relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates coupled with shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2024.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the first quarter of 2024 or 2023.
	Three Months Ended March 31,
	2024	2023
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$550,033	$564,156
Capital expenditures attributable to Hugoton Royalty Properties	$155	$46,757
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the first quarter of 2024 and the first quarter of 2023. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended March 31, 2024 and 2023, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust and is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.

Operating Costs and Capital Expenditures.   Operating costs were $550,033 in the first quarter of 2024, as compared to $564,156 in the first quarter of 2023, a decrease of approximately 2.5%. Capital expenditures attributable to the Hugoton Royalty Properties were $155 in the first quarter of 2024 as compared to $46,757 in the first quarter of 2023. As reported by Scout, the higher capital expenditures in Q1 2023 were primarily due to stronger pricing in Q1 2023 which provided more opportunities for capital investment. With lower pricing in Q1 2024, Scout has not pursued those same investments.
	Three Months Ended March 31,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.55	$17.44	$—	$5.92	$20.10	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	76,175	5,350	—	77,686	3,374	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were lower for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is situated in Colorado or New Mexico. The majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended March 31,
	2024	2023
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$57,492
Operating costs attributable to San Juan Basin – Colorado Properties	$44,491	$91,045
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the first quarter of 2024, as compared to $57,492 during the first quarter of 2023. The lack of Royalty income for the three months ended March 31, 2024 was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2024. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the quarter ended March 31, 2024. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the three months ended March 31, 2024 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust plans to commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $44,491 in the first quarter of 2024, as compared to $91,045 in the first quarter of 2023, a decrease of approximately 51.1%. The decrease in the first quarter of 2024 was primarily the result of the 2023 true-up Simcoe performed to its production revenues and expenses that Simcoe asserted it was entitled to deduct under the Conveyance. If not for the true-up, Simcoe’s operating costs for the quarter ended March 31, 2023 would have been $22,432.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the first quarter of 2024 and in the first quarter of 2023.
	Three Months Ended March 31,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.73	$0.66	$—	$0.31	$0.86	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	63,645	1,017	—	510,677	2,551	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	95,933	2,409	—
San Juan Basin — New Mexico Properties
	Three Months Ended March 31,
	2024	2023
Royalty income attributable to San Juan Basin – New Mexico Properties	$183,657	$787,925
Operating costs attributable to San Juan Basin – New Mexico Properties	$258,275	$308,438
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$65,046	$18,812

Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $183,657 during the first quarter of 2024, as compared to $787,925 during the first quarter of 2023, a decrease of approximately 77%. The decrease in Royalty income was primarily a result of decreases in pricing reported and net production for natural gas, natural gas liquids and oil and condensate, increases in operating expenses for natural gas liquids and oil and condensate and increases in capital expenses for natural gas, natural gas liquids and oil and condensate, offset in part by decreases in operating expenses for natural gas in the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023.
Operating Costs and Capital Expenditures.   Operating costs were $258,275 in the first quarter of 2024, a decrease of approximately 16% as compared to $308,438 in the first quarter of 2023. Capital expenditures on these properties were $65,046 in the first quarter of 2024, an increase of $46,234 as compared to $18,812 in the first quarter of 2023. The increase was due primarily to the general increase in activity in the first quarter of 2024, as there were three major recomplete projects in the three months ended March 31, 2024 as compared to one major recomplete project in the three months ended March 31, 2023.
	Three Months Ended March 31,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.16	$23.34	$67.01	$6.00	$29.49	$73.15
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	127,903	9,281	209	134,691	9,682	288
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	46,146	3,367	80	96,064	6,646	208
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
The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during 2024 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
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

Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. “Other Information — Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties” and “The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.
The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Part II, Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 for information concerning controls and procedures with respect to the Royalty and information related to the Trustee’s review of certain information and calculations by the Working Interest Owners.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. During the quarter ended March 31, 2024, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Date: May 15, 2024
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided.