Form 10-Q
period 2024-06-30
MESA ROYALTY TRUST/TX
filed 2024-08-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of August 14, 2024 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Royalty income	$305,372	$1,779,455	$489,029	$2,624,872
Other income	—	—	(14,664)	—
Interest income	24,417	22,936	48,645	43,023
General and administrative expense	(59,138)	(54,275)	(105,330)	(120,349)
Income available for distribution prior to cash reserves withheld for Trust expenses	270,651	1,748,116	417,680	2,547,546
Cash reserves withheld for Trust expenses	(47,000)	(150,000)	(72,000)	(225,000)
Distributable income	$223,651	$1,598,116	$345,680	$2,322,546
Distributable income per unit	$0.1200	$0.8575	$0.1855	$1.2463
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and short-term investments	$2,032,907	$2,096,773
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,212,867)	(41,187,341)
Total assets	$3,318,074	$3,407,466
LIABILITIES AND TRUST CORPUS
Distributions payable	$209,742	$214,941
General and administrative expense payable	—	151,618
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,108,332	3,040,907
Total liabilities and trust corpus	$3,318,074	$3,407,466
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$3,062,229	$2,770,445	$3,040,907	$2,690,465
Cash reserves withheld for Trust expenses	47,000	150,000	72,000	225,000
Distributable income	223,651	1,598,116	345,680	2,322,546
Distributions to unitholders	(209,742)	(1,605,642)	(324,729)	(2,294,534)
Amortization of net overriding royalty interest	(14,806)	(18,861)	(25,526)	(49,419)
Trust corpus, end of period	$3,108,332	$2,894,058	$3,108,332	$2,894,058
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
Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to adjustment for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. Due to the true-up for joint interest billing amounts, the Trust remains in a deficit position with Simcoe as of the quarter ended June 30, 2024 and no Royalty income was received by the Trust from Simcoe for the three and six months ended June 2024.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2024, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $237,500 for its services for the six months ended June 30, 2024. The Trust paid $216,576 of this amount to the Trustee and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through June 30, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2024, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2023. For the six months ended June 30, 2024, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2023.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of June 30, 2024	As of December 31, 2023
Hugoton Properties	$437,926	$200,330
San Juan Basin – Colorado Properties – Simcoe	45,153	59,223
San Juan Basin – Colorado Properties – Red Willow	10,580	1,178
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$493,659	$260,731
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2024 resulted in the balance of the Contingent Reserve being equal to $1,550,180 as of June 30, 2023 and equal to $1,823,165 as of June 30, 2024.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributable income before reserve for contingent liabilities and expenses	$270,651	$1,748,116	$417,680	$2,547,546
Increase in the Contingent Reserve	(329,789)	(1,802,391)	(537,673)	(2,667,895)
Withdrawal from the Contingent Reserve	268,880	1,659,917	444,722	2,414,883
Distributable income available for distribution	$209,742	$1,605,642	$324,729	$2,294,534
Distributable income available for distribution per unit	$0.1125	$0.8616	$0.1742	$1.2312
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
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
The Trustee relies on the Working Interest Owners for all operating and financial information regarding the Royalty Properties, as reported in this Form 10-Q. The Royalty Properties are owned by the Working Interest Owners, who are independent from the Trust. Trust unitholders and the Trustee have no influence or control over the operation or development of the Royalty Properties, or any governance, management, business, financial, or strategic plans of the Working Interest Owners in relation to the Royalty Properties.
As described in the Trust’s Annual Report on Form 10 K for the year ended December 31, 2023, according to reserve estimates prepared by independent petroleum engineering consultants, volumes from certain Royalty Properties are not currently profitable enough to generate future Net Proceeds to the Trust, based on the assumptions made and the methodologies used at that time. For these properties, declining well performance coupled with low prices has rendered these wells uneconomic as of that time.
Net Proceeds and the Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. The Trust’s Royalty income and its distributions to unitholders are heavily influenced by the sale prices received from marketing of production, whether prices received by the Working Interest Owners are market prices or prices determined from time to time by contract. The trading price of the units is substantially related to commodity prices and the Trust’s Royalty income.
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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$590,092	$311,162	$10,339	$2,212,594	$342,431	$7,825
Less the Trust’s proportionate share of:
Capital costs recovered	(8,703)	(4,776)	(240)	(40,147)	(14,457)	(48)
Operating costs	(418,472)	(219,057)	(4,444)	(634,631)	(144,826)	(1,313)
Net Proceeds(2)	$162,917	$87,329	$5,655	$1,537,816	$183,148	$6,464
Royalty income(2)	$194,319	$105,398	$5,655	$1,572,236	$200,755	$6,464
Average sales price	$2.89	$25.67	$68.43	$14.03	$30.02	$65.35
Average production costs(3)	$6.36	$54.52	$56.67	$6.02	$23.82	$13.76
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	67,173	4,105	83	112,092	6,687	99

	Six Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,183,660	$621,807	$24,326	$3,636,984	$697,989	$28,858
Less the Trust’s proportionate share of:
Capital costs recovered	(44,273)	(32,613)	(2,033)	(94,152)	(25,666)	(403)
Operating costs	(1,014,478)	(469,010)	(11,285)	(1,368,928)	(303,036)	(6,772)
Net Proceeds(2)	$124,909	$120,184	$11,008	$2,173,904	$369,287	$21,683
Royalty income(2)	$294,015	$184,006	$11,008	$2,206,442	$396,747	$21,683
Average sales price	$2.52	$24.41	$67.61	$7.21	$29.73	$70.86
Average production costs(3)	$9.09	$66.54	$81.80	$4.78	$24.63	$23.45
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	116,475	7,539	163	305,983	13,343	306

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

Three Months Ended June 30, 2024 and 2023
Financial Review
	Three Months Ended June 30,
	2024	2023
Royalty income	$305,372	$1,779,455
Interest income	24,417	22,936
General and administrative expense	(59,138)	(54,275)
Income available for distribution prior to cash reserves withheld for Trust expenses	270,651	1,748,116
Cash reserves withheld for Trust expenses	(47,000)	(150,000)
Distributable income	$223,651	$1,598,116
Distributable income per unit	$0.1200	$0.8575
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s Royalty and other income was $305,372 for the quarter ended June 30, 2024, as compared to $1,779,455 for the quarter ended June 30, 2023. All of the Royalty income received in the quarter ended June 30, 2024 and the majority of the Royalty income received in the quarter ended June 30, 2023 was from Hilcorp. A portion of the Royalty income received in the quarter ended June 30, 2023 was from Red Willow. The decrease in Royalty income was primarily a result of decreases in pricing and net production volumes for natural gas and natural gas liquids and increases in capital and operating expense for natural gas liquids and oil and condensate for Hilcorp, partially offset by decreases in capital and operating expense for natural gas for Hilcorp, in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023.
The Trust’s interest income for the quarters ended June 30, 2024 and 2023 was $24,417 and $22,936, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 7.00% annualized return from January 1, 2024 through June 30, 2024.
General and Administrative Expense.   General and administrative expense was $59,138 and $54,275 for the three months ended June 30, 2024 and 2023, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended June 30, 2024, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through June 30, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2024, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2023. As of June 30, 2024 and 2023, there were $8,601 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2024 resulted in the balance of the Contingent Reserve being equal to $1,550,180 as of June 30, 2023 and equal to $1,823,165 as of June 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2024 was $209,742, representing $0.1125 per unit, as compared to $1,605,642, representing $0. 8616 per unit, for the quarter ended June 30, 2023. Based on 1,863,590 units outstanding for the quarters ended June 30, 2024 and 2023, respectively, the per unit distributions for each month in such periods were as follows:
	2024	2023
April	$0.0192	$0.2379
May	0.0545	0.4875
June	0.0388	0.1362
	$0.1125	$0.8616
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
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the second quarter of 2024.
	Three Months Ended June 30,
	2024	2023
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$354,722	$378,147
Capital expenditures attributable to Hugoton Royalty Properties	$385	$41,393
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the second quarter of 2024 and in the second quarter of 2023. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended June 30, 2024 and 2023, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust and is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs were $354,722 in the second quarter of 2024, as compared to $378,147 in the second quarter of 2023, a decrease of approximately 6%. Capital expenditures attributable to the Hugoton Royalty Properties were $385 in the second quarter of 2024, as compared to $41,393 in the second quarter of 2023. As reported by Scout, the decrease was due primarily to the decrease in activity in 2024, as there have been no capital upgrades in 2024, and due to the current low price environment, capital projects to increase production are not economically justified.
	Three Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.72	$15.43	$—	$3.47	$14.62	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	71,332	7,093	—	73,781	6,644	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—

Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were lower for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended June 30,
	2024	2023
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$7,590
Operating costs attributable to San Juan Basin – Colorado Properties	$29,495	$25,198
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 during the second quarter of 2024, as compared to $7,590 during the second quarter of 2023. The lack of Royalty income for the three months ended June 30, 2024 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2024. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the three months ended June 30, 2024 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust plans to commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs on these properties were $29,495 in the second quarter of 2024, as compared to $25,198 in the second quarter of 2023.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the second quarter of 2024 and in the second quarter of 2023.

	Three Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.48	$0.70	$—	$0.71	$0.75	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	64,026	1,234	—	64,648	1,042	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	2,147	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended June 30,
	2024	2023
Royalty income attributable to San Juan Basin – New Mexico Properties	$305,372	$1,771,865
Operating costs attributable to San Juan Basin – New Mexico Properties	$257,756	$377,425
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$13,334	$13,259
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $305,372 during the second quarter of 2024, as compared to Royalty income of $1,771,865 during the second quarter of 2023, a decrease of $1,466,493. The decrease in Royalty income was primarily a result of decreases in pricing and net production volumes for natural gas and natural gas liquids and increases in capital and operating expense for natural gas liquids and oil and condensate, partially offset by decreases in capital and operating expense for natural gas, in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023.
Operating Costs and Capital Expenditures.   Operating costs were $257,756 in the second quarter of 2024, a decrease of approximately 32%, as compared to $377,425 in the second quarter of 2023. The decrease was due primarily to lower severance tax, as a result of lower gas prices, offset in part by a slight increase in the cost of expenses.
Capital expenditures on these properties were $13,334 in the second quarter of 2024, as compared to $13,259 in the second quarter of 2023.

	Three Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.89	$25.67	$68.43	$14.23	$30.02	$65.35
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	126,260	7,825	151	134,228	8,144	120
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	67,173	4,105	83	109,944	6,687	99
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
Six Months Ended June 30, 2024 and 2023
Financial Review
	Six Months Ended June 30,
	2024	2023
Royalty income	$489,029	$2,624,872
Other income	(14,664)	—
Interest income	48,645	43,023
General and administrative expense	(105,330)	(120,349)
Income available for distribution prior to cash reserves withheld for Trust expenses	417,680	2,547,546
Cash reserves withheld for Trust expenses	(72,000)	(225,000)
Distributable income	$345,680	$2,322,546
Distributable income per unit	$0.1855	$1.2463
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s Royalty and other income was $474,365 for the six months ended June 30, 2024, as compared to $2,624,872 for the six months ended June 30, 2023. All of the Royalty income received in the six months ended June 30, 2024 and the majority of the Royalty income received in the six months ended June 30, 2023 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing and net production volumes for natural gas, natural gas liquids and oil and condensate, increases in capital expenditures for natural gas, natural gas liquids and oil and condensate and increases in operating expense for natural gas liquids and oil and condensate for Hilcorp, offset in part by decreases in operating expense for natural gas for Hilcorp, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Interest Income.   The Trust’s interest income for the six months ended June 30, 2024 and 2023 was $48,645 and $43,023, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 7.00% annualized return from January 1, 2024 through June 30, 2024.
General and Administrative Expense.   General and administrative expense was $105,330 and $120,349 for the six months ended June 30, 2024 and 2023, respectively. The Trustee’s fees are included in general and administrative expense.
For the six months ended June 30, 2024, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through June 30, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the six months ended June 30, 2024, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2023. As of each of the six-month periods ended June 30, 2024 and 2023, there were $8,601 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the six months ended June 30, 2024 resulted in the balance of the Contingent Reserve being equal to $1,550,180 as of June 30, 2023 and equal to $1,823,165 as of June 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2024 was $324,729, representing $0.1742 per unit, as compared to $2,294,534, representing $1.2312 per unit, for the six months ended June 30, 2023.
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
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the six months ended June 30, 2024.
	Six Months Ended June 30,
	2024	2023
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$904,755	$942,303
Capital expenditures attributable to Hugoton Royalty Properties	$539	$88,150
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for the six months ended June 30, 2024 and for the six months ended June 30, 2023. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the six months ended June 30, 2024, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust and is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs were $904,755 in the six months ended June 30, 2024, as compared to $942,303 in the six months ended June 30, 2023, a decrease of approximately 4%. Capital expenditures attributable to the Hugoton Royalty Properties were $539 during the six months ended June 30, 2024, a decrease of $87,611, as compared to $88,150 during the six months ended June 30, 2023. As reported by Scout, the decrease was due primarily to the decrease in activity in 2024, as there have been no capital upgrades in 2024, and due to the current low price environment, capital projects to increase production are not economically justified.

	Six Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.15	$16.29	$—	$4.73	$16.47	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	147,507	12,443	—	151,467	10,018	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Six Months Ended June 30,
	2024	2023
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$65,082
Operating costs attributable to San Juan Basin – Colorado Properties	$73,987	$50,570
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the six months ended June 30, 2024, as compared to $65,082 during the same period in 2023. The lack of Royalty income for the six months ended June 30, 2024 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the six months ended June 30, 2024. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the six months ended June 30, 2024. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the six months ended June 30, 2024 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In addition, with the assistance of a third party consultant, the Trust plans to commence a review of certain of Simcoe’s financial and operational statements and the Net Proceeds payable by Simcoe to the Trust.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $73,987 during the six months ended June 30, 2024, as compared to $50,570 during the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.35	$0.83	$—	$0.35	$0.83	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	127,670	2,250	—	575,326	3,594	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	94,182	—	—

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

San Juan Basin — New Mexico Properties
	Six Months Ended June 30,
	2024	2023
Royalty income attributable to San Juan Basin – New Mexico Properties	$489,029	$2,559,790
Operating costs attributable to San Juan Basin – New Mexico Properties	$516,031	$685,863
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$78,380	$32,071
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $489,029 for the six months ended June 30, 2024, as compared to $2,559,790 during the same period in 2023, a decrease of $2,070,761. The decrease in Royalty income was primarily a result of decreases in pricing and net production volumes for natural gas, natural gas liquids and oil and condensate, increases in capital expenditures for natural gas, natural gas liquids and oil and condensate and increases in operating expense for natural gas liquids and oil and condensate, offset in part by decreases in operating expense for natural gas, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Operating Costs and Capital Expenditures.   Operating costs were $516,031 during the six months ended June 30, 2024, a decrease of approximately 25%, as compared to $685,863 during the six months ended June 30, 2023. The decrease was due primarily to lower severance tax, as a result of lower gas prices, offset in part by a slight increase in the cost of expenses. Capital expenditures on these properties were $78,380 during the six months ended June 30, 2024, an increase of $46,309, as compared to $32,071 during the six months ended June 30, 2023. The increase was due primarily to the general increase in activity in 2024, as there were three major recomplete projects in the six months ended June 30, 2024 as compared to one major recomplete project in the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.52	$24.41	$67.61	$10.11	$29.73	$70.86
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	254,163	17,106	360	268,919	17,826	407
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	116,475	7,539	163	211,801	13,343	306
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
The Trust may be unable to pay future distributions to unitholders if future Royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalty during the remainder of 2024 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.

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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. During the quarter ended June 30, 2024, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended June 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Date: August 14, 2024
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.