Form 10-Q
period 2024-09-30
MESA ROYALTY TRUST/TX
filed 2024-11-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of November 14, 2024 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Royalty income	$63,966	$357,474	$552,994	$2,982,346
Other income	17,347	—	2,683	—
Interest income	25,887	32,329	74,532	75,351
General and administrative expense	(52,258)	(31,131)	(157,587)	(151,479)
Income available for distribution prior to cash reserves withheld for Trust expenses	54,942	358,672	472,622	2,906,218
Cash reserves withheld for Trust expenses	—	(75,000)	(72,000)	(300,000)
Distributable income	$54,942	$283,672	$400,622	$2,606,218
Distributable income per unit	$0.0295	$0.1522	$0.2150	$1.3985
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and short-term investments	$1,878,107	$2,096,773
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,219,135)	(41,187,341)
Total assets	$3,157,006	$3,407,466
LIABILITIES AND TRUST CORPUS
Distributions payable	$10,314	$214,941
General and administrative expense payable	—	151,618
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,146,692	3,040,907
Total liabilities and trust corpus	$3,157,006	$3,407,466
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$3,108,332	$2,894,058	$3,040,907	$2,690,465
Cash reserves withheld for Trust expenses	—	75,000	72,000	300,000
Distributable income	54,942	283,672	400,622	2,606,218
Distributions to unitholders	(10,314)	(264,293)	(335,043)	(2,558,826)
Amortization of net overriding royalty interest	(6,268)	(15,789)	(31,794)	(65,209)
Trust corpus, end of period	$3,146,692	$2,972,648	$3,146,692	$2,972,648
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
Simcoe has informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to adjustment for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. Simcoe is recovering such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. Due to the true-up for joint interest billing amounts, the Trust remains in a deficit position with Simcoe as of the quarter ended September 30, 2024 and no Royalty income was received by the Trust from Simcoe for the three and nine months ended September 30, 2024.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2024, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trustee was due $356,250 for its services for the nine months ended September 30, 2024. The Trust paid $324,865 of this amount to the Trustee and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through September 18, 2024 and a 6.50% annualized return from September 19, 2024 through September 30, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2024, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2023. For the nine months ended September 30, 2024, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2023.
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
Each unitholder should consult its own tax advisor with respect to its particular circumstances.
Note 5 — Excess Production Costs
	As of September 30, 2024	As of December 31, 2023
Hugoton Properties	$522,241	$200,330
San Juan Basin – Colorado Properties – Simcoe	35,857	59,223
San Juan Basin – Colorado Properties – Red Willow	19,557	1,178
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$577,655	$260,731
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2024 resulted in the balance of the Contingent Reserve being equal to $1,644,560 as of September 30, 2023 and equal to $1,867,792 as of September 30, 2024.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributable income before reserve for contingent liabilities and expenses	$54,942	$358,672	$472,622	$2,906,218
Increase in the Contingent Reserve	(107,200)	(389,803)	(644,873)	(3,057,698)
Withdrawal from the Contingent Reserve	62,572	295,424	507,294	2,710,306
Distributable income available for distribution	$10,314	$264,293	$335,043	$2,558,826
Distributable income available for distribution per unit	$0.0055	$0.1418	$0.1797	$1.3731
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
Note  7 — Recently Issued Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 — “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update will be applied retrospectively for all prior periods presented in the financial statements. We will begin providing the disclosures required by this standard with our Annual Report on Form 10-K for the year ending December 31, 2024. ASU 2023-07 is not expected to have a material impact on the Trust’s results of operations or financial position.

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
The following summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.
	Three Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$320,978	$296,021	$26,805	$678,704	$323,349	$30,137
Less the Trust’s proportionate share of:
Capital costs recovered	(2,918)	(7,683)	(1,038)	(19,300)	(9,998)	(891)
Operating costs	(362,332)	(270,311)	(19,553)	(427,220)	(199,938)	(11,858)
Net Proceeds(2)	$(44,272)	$18,027	$6,214	$232,184	$113,413	$17,388
Royalty income(2)	$14,723	$43,029	$6,214	$219,784	$120,302	$17,388
Average sales price	$0.61	$18.05	$71.45	$2.31	$23.27	$62.12
Average production costs(3)	$15.06	$116.59	$236.75	$4.69	$40.61	$45.55
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	24,249	2,384	87	95,219	5,170	280

	Nine Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,504,638	$917,827	$51,131	$4,315,688	$1,021,338	$58,995
Less the Trust’s proportionate share of:
Capital costs recovered	(47,191)	(40,295)	(3,072)	(113,452)	(35,664)	(1,294)
Operating costs	(1,376,810)	(739,321)	(30,837)	(1,796,148)	(502,974)	(18,630)
Net Proceeds(2)	$80,637	$138,211	$17,222	$2,406,088	$482,700	$39,071
Royalty income(2)	$308,737	$227,035	$17,222	$2,426,226	$517,049	$39,071
Average sales price	$1.90	$21.92	$69.57	$5.78	$27.52	$66.11
Average production costs(3)	$8.74	$75.27	$136.98	$4.55	$28.67	$33.71
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	162,907	10,358	248	419,621	18,786	591

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

Three Months Ended September 30, 2024 and 2023
Financial Review
	Three Months Ended September 30,
	2024	2023
Royalty income	$63,966	$357,474
Other income	17,347	—
Interest income	25,887	32,329
General and administrative expense	(52,258)	(31,131)
Income available for distribution prior to cash reserves withheld for Trust expenses	54,942	358,672
Cash reserves withheld for Trust expenses	—	(75,000)
Distributable income	$54,942	$283,672
Distributable income per unit	$0.0295	$0.1522
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s Royalty and other income was $81,313 for the quarter ended September 30, 2024, as compared to $357,474 for the quarter ended September 30, 2023. All of the Royalty income received in the quarters ended September 30, 2024 and September 30, 2023 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas and natural gas liquids, decreases in net production volumes for natural gas, natural gas liquids and oil and condensate, increases in capital and operating expense for natural gas liquids and oil and condensate, for Hilcorp, partially offset by an increase in pricing for oil and condensate and decreases in capital and operating expense for natural gas for Hilcorp, in the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023.
Interest Income.   The Trust’s interest income for the quarters ended September 30, 2024 and 2023 was $25,887 and $32,329, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 7.00% annualized return from July 1, 2024 through September 18, 2024 and a 6.50% annualized return from September 19, 2024 through September 30, 2024.
General and Administrative Expense.   General and administrative expense was $52,258 and $31,131 for the three months ended September 30, 2024 and 2023, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended September 30, 2024, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through September 18, 2024 and a 6.50% annualized return from September 19, 2024 through September 30, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2024, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2023. As of September 30, 2024 and 2023, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2024 resulted in the balance of the Contingent Reserve being equal to $1,644,560 as of September 30, 2023 and equal to $1,867,792 as of September 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2024 was $10,314, representing $0.0055 per unit, as compared to $264,293, representing $0.1418 per unit, for the quarter ended September 30, 2023. Based on 1,863,590 units outstanding for the quarters ended September 30, 2024 and 2023, respectively, the per unit distributions for each month in such periods were as follows:
	2024	2023
July	$0.0018	$0.0580
August	—	0.0410
September	0.0037	0.0428
	$0.0055	$0.1418
Operational Review
Global Oil Market Impact in 2024
Ongoing uncertainty across the global economy, OPEC+ production plans, the results of the U.S. Elections, and Chinese economic growth create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the

Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. While inflationary pressures in the United States’ economy have begun to subside, high interest rates and global supply disruptions continue to affect the cost of labor and supplies. In addition, changes in economic conditions, including relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates coupled with shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2024.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the third quarter of 2024.
	Three Months Ended September 30,
	2024	2023
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$397,776	$373,544
Capital expenditures attributable to Hugoton Royalty Properties	$—	$11,369
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the third quarter of 2024 and in the third quarter of 2023. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended September 30, 2024 and 2023, as reported by Scout. The Trust is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs were $397,776 in the third quarter of 2024, as compared to $373,544 in the third quarter of 2023, an increase of approximately 6.5%. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the third quarter of 2024, as compared to $11,369 in the third quarter of 2023.
	Three Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.84	$15.81	$—	$3.01	$15.12	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	76,225	6,133	—	82,067	7,084	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—

Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were lower for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the Royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended September 30,
	2024	2023
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$29,402	$5,492
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Royalty Properties was $0 in both the third quarter of 2024 and in the third quarter of 2023. The lack of Royalty income for the three months ended September 30, 2024 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended September 30, 2024. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the three months ended September 30, 2024 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs.   Operating costs on these properties were $29,402 in the third quarter of 2024, as compared to $5,492 in the third quarter of 2023. The increase was primarily the result of a water hauling and disposal credit due to a water rate adjustment, included in Simcoe’s joint interest billing in the three months ended September 30, 2023, as compared to the three months ended September 30, 2024.
Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the third quarter of 2024 and in the third quarter of 2023.

	Three Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.47	$0.66	$—	$0.61	$0.60	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	61,274	941	—	67,578	1,183	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended September 30,
	2024	2023
Royalty income attributable to San Juan Basin – New Mexico Properties	$63,966	$357,474
Operating costs attributable to San Juan Basin – New Mexico Properties	$225,018	$259,980
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$11,639	$18,820
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $63,966 during the third quarter of 2024, as compared to Royalty income of $357,474 during the third quarter of 2023, a decrease of $293,508. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas and natural gas liquids, decreases in net production volumes for natural gas, natural gas liquids and oil and condensate, increases in capital and operating expense for natural gas liquids and oil and condensate, partially offset by an increase in pricing for oil and condensate and decreases in capital and operating expense for natural gas, in the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023.
Operating Costs and Capital Expenditures.   Operating costs were $225,018 in the third quarter of 2024, a decrease of approximately 13%, as compared to $259,980 in the third quarter of 2023. The decrease was due primarily to lower severance tax, as a result of lower gas prices, offset in part by a slight increase in the cost of expenses. Capital expenditures on these properties were $11,639 in the third quarter of 2024, as compared to $18,820 in the third quarter of 2023.

	Three Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$0.61	$18.05	$71.45	$2.31	$23.27	$62.12
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	124,138	10,997	375	169,234	9,261	485
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	24,249	2,384	87	95,219	5,170	280
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
Nine Months Ended September 30, 2024 and 2023
Financial Review
	Nine Months Ended September 30,
	2024	2023
Royalty income	$552,994	$2,982,346
Other income	2,683	—
Interest income	74,532	75.351
General and administrative expense	(157,587)	(151,479)
Income available for distribution prior to cash reserves withheld for Trust expenses	472,622	2,906,218
Cash reserves withheld for Trust expenses	(72,000)	(300,000)
Distributable income	$400,622	$2,606,218
Distributable income per unit	$0.2150	$1.3985
Units outstanding	1,863,590	1,863,590

Royalty and Other Income.   The Trust’s Royalty and other income was $552,994 for the nine months ended September 30, 2024, as compared to $2,982,346 for the nine months ended September 30, 2023. All of the Royalty income received in the nine months ended September 30, 2024 and the majority of the Royalty income received in the nine months ended September 30, 2023 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas and natural gas liquids, decreases in net production volumes for natural gas, natural gas liquids and oil and condensate, increases in capital expense for natural gas, natural gas liquids and oil and condensate and increases in operating expense for natural gas liquids and oil and condensate, for Hilcorp, partially offset by an increase in pricing for oil and condensate and a decrease in operating expense for natural gas for Hilcorp, in the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023.
Interest Income.   The Trust’s interest income for the nine months ended September 30, 2024 and 2023 was $74,532 and $75,351, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 7.00% annualized return from January 1, 2024 through September 18, 2024 and a 6.50% annualized return from September 19, 2024 through September 30, 2024.
General and Administrative Expense.   General and administrative expense was $157,587 and $151,479 for the nine months ended September 30, 2024 and 2023, respectively. The Trustee’s fees are included in general and administrative expense.
For the nine months ended September 30, 2024, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through September 18, 2024 and a 6.50% annualized return from September 19, 2024 through September 30, 2024. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the nine months ended September 30, 2024, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2023. As of each of the nine-month periods ended September 30, 2024 and 2023, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the nine months ended September 30, 2024 resulted in the balance of the Contingent Reserve being equal to $1,644,560 as of September 30, 2023 and equal to $1,867,792 as of September 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.

Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2024 was $335,043, representing $0.1797 per unit, as compared to $2,558,826, representing $1.3731 per unit, for the nine months ended September 30, 2023.
Operational Review
Global Oil Market Impact in 2024
Ongoing uncertainty across the global economy, OPEC+ production plans, the results of the U.S. Elections, and Chinese economic growth create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. While inflationary pressures in the United States’ economy have begun to subside, high interest rates and global supply disruptions continue to affect the cost of labor and supplies. In addition, changes in economic conditions, including relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates coupled with shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on Royalty income during 2024.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the nine months ended September 30, 2024.
	Nine Months Ended September 30,
	2024	2023
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$1,302,531	$1,315,846
Capital expenditures attributable to Hugoton Royalty Properties	$540	$99,519
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the nine months ended September 30, 2024, as reported by Scout. The Trustee is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs were $1,302,531 in the nine months ended September 30, 2024, as compared to $1,315,846 in the nine months ended September 30, 2023, a decrease of approximately 1%. Capital expenditures attributable to the Hugoton Royalty Properties were $540 during the nine months ended September 30, 2024, a decrease of $98,979, as compared to $99,519 during the nine months ended September 30, 2023. As reported by Scout, the decrease was due primarily to the decrease in activity in 2024, as there have been no capital upgrades in 2024, and due to the current low price environment, capital projects to increase production are not economically justified.
	Nine Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.05	$16.13	$—	$4.12	$15.91	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	223,733	18,576	—	233,534	17,102	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Nine Months Ended September 30,
	2024	2023
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$65,082
Operating costs attributable to San Juan Basin – Colorado Properties	$103,389	$56,062
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the nine months ended September 30, 2024, as compared to $65,082 during the same period in 2023. The lack of Royalty income for the nine months ended September 30, 2024 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended September 30, 2024. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the nine months ended September 30, 2024. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the nine months ended September 30, 2024 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $103,389 in the third quarter of 2024, an increase of approximately 84%, as compared to $56,062 in the third quarter of 2023. The increase was primarily the result of a water hauling and disposal credit due to a water rate adjustment, included in Simcoe’s joint interest billing in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2024.
	Nine Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.56	$0.67	$—	$0.38	$0.77	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	188,944	3,191	—	642,903	4,777	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	86,913	—	—

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

San Juan Basin — New Mexico Properties
	Nine Months Ended September 30,
	2024	2023
Royalty income attributable to San Juan Basin – New Mexico Properties	$552,994	$2,917,264
Operating costs attributable to San Juan Basin – New Mexico Properties	$741,048	$945,844
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$90,018	$50,891
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $552,994 for the nine months ended September 30, 2024, as compared to $2,917,264 during the same period in 2023, a decrease of $2,364,270. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas and natural gas liquids, decreases in net production volumes for natural gas, natural gas liquids and oil and condensate, increases in capital expense for natural gas, natural gas liquids and oil and condensate and increases in operating expense for natural gas liquids and oil and condensate, partially offset by an increase in pricing for oil and condensate and a decrease in operating expense for natural gas, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Operating Costs and Capital Expenditures.   Operating costs were $741,048 during the nine months ended September 30, 2024, a decrease of approximately 22%, as compared to $945,844 during the nine months ended September 30, 2023. The decrease was due primarily to lower severance tax, as a result of lower gas prices, offset in part by a slight increase in the cost of expenses.

Capital expenditures on these properties were $90,018 during the nine months ended September 30, 2024, an increase of approximately 77%, as compared to $50,891 during the nine months ended September 30, 2023. The increase was due primarily to the general increase in activity in 2024, as there were three major recomplete projects in the nine months ended September 30, 2024 as compared to one major recomplete project in the nine months ended September 30, 2023.
	Nine Months Ended September 30,
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.90	$21.92	$69.57	$7.10	$27.52	$66.11
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	378,301	28,103	735	438,153	27,087	892
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	162,907	10,358	248	332,708	18,786	591
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. During the quarter ended September 30, 2024, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended September 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Date: November 14, 2024
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.