Form 10-K
period 2024-12-31
MESA ROYALTY TRUST/TX
filed 2025-03-31
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   ☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by nonaffiliates of the registrant at the closing sales price on June 28, 2024 of $8.82 was approximately $16,436,864.
As of March 31, 2025, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.
DOCUMENTS INCORPORATED BY REFERENCE: None

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Item 1 — Description of the Trust”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, political and regulatory matters, such as tax and environmental policy, climate regulations, expected market conditions and commodity pricing, interest rates, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining

i

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

ii

PART I
Item 1.   Business.
DESCRIPTION OF THE TRUST
The Trust, created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trust is 713-483-6020. The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Trustee maintains a website for the Trust that makes available, free of charge, filings by the Trust with the SEC and other information. Any reports filed with the SEC are accessible free of charge through the Trust’s website as soon as reasonably practicable after the Trustee electronically files such material with, or furnishes it to, the SEC. The Trust’s website is http://mtr.q4web.com/home/default.aspx. Information contained on, or that can be accessed through the Trust’s website, is not incorporated by reference into this Form 10-K, and you should not consider information on the Trust’s website to be part of this Form 10-K. The SEC maintains a website at www.sec.gov that contains reports and other information regarding SEC registrants, including the Trust.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production on terms determined by it under the circumstances. See “Contracts”. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or capital expenditures related to any of the Royalty Properties.
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
DESCRIPTION OF THE UNITS
Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust’s transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 28, 2025.
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

The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2024, there were $0 of unreimbursed expenses.
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

DESCRIPTION OF ROYALTY PROPERTIES
Producing Acreage and Wells as of December 31, 2024
Detailed information concerning the number of wells and producing acres on Royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained from the Working Interest Owners.
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
Drilling
The Trust has been informed by Scout, operator of the Hugoton Royalty Properties, that two new wells were drilled and completed during the year ended December 31, 2022. Per information provided by Scout, these wells were drilled on underlying properties categorized as proved undeveloped reserves and included the drilling of infill development wells. Total capital expenditures were approximately $810,000 for the two combined wells and production began in September 2022. Per Scout, no drilling was conducted in 2024. The Trust has not been informed by any of the other Working Interest Owners of any exploratory or development wells drilled on any Royalty Properties during 2024, 2023 or 2022.
Reserves
A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the “Reserve Report”) and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2024. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm’s experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F1442.
Production of the Reserve Report was supervised by a Senior Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 13 years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.
The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income.

Estimates of the gross and net proved reserves, as of December 31, 2024, of the Trust’s ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in millions of cubic feet (MMcf).
	Simcoe	Hilcorp	Scout(1)	Total
Proved Developed
Oil and Condensate	0	9	0	9
Natural Gas Liquids	0	337	0	337
Gas	35	4,501	0	4,536
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	9	0	9
Natural Gas Liquids	0	337	0	337
Gas	35	4,501	0	4,536

(1)
According to reserve estimates prepared by Miller and Lents, volumes from these Royalty Properties are not currently profitable enough to generate future Net Proceeds to the Trust, based on the assumptions made and the methodologies used. For these properties, declining well performance coupled with low prices has rendered these wells uneconomic.

(2)
Data from Red Willow was omitted in the Reserve Report, because it operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow as of December 31, 2024 are included in Net Proceeds paid to the Trust by Red Willow.

The estimated future net revenue and standardized measure of future net Royalty income, discounted at 10 percent per annum attributable to the Trust’s Royalty as of December 31, 2024 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:
	Simcoe	Hilcorp	Scout	Total
Future Royalty income(1)	$12	$20,059	$0	$20,071
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$11	$8,896	$0	$8,907

(1)
Future income tax expenses were excluded in the preparation of these estimates.

Please read “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information. The information herein is qualified in its entirety by such Summary Reserve Report.
The Reserve Report was delivered to the Trustee on March 24, 2025. Net reserves attributable to the Trust are calculated from the Trust’s net revenues for each of the Working Interest Owners. To estimate net gas reserves, the Trust’s total net revenue from each of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) condensate prices — $66.01 per Bbl; (2) natural gas liquids prices — $29.26 per Bbl for the San Juan Basin-New Mexico Royalty Properties and $14.91 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices — $2.137 per Mcf for San Juan Basin-New Mexico Royalty Properties, $0.336 per Mcf for San Juan Basin-Colorado Royalty Properties and $2.022 per Mcf for Hugoton Royalty

Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.
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
The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2024, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.
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

	Hugoton			San Juan Basin — New Mexico			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2024:
Average Sales Price	$3.02	$16.75	$—	$1.69	$21.59	$68.81	$0.55	$0.67	$—	$1.80	$18.52	$68.81
Average Production Costs(1)	$—	$—	$—	$2.64	$45.15	$159.36	$2.12	$—	$—	$7.44	$82.31	$159.36
Net production volumes attributable to the Royalty paid(2)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	—	—	—	195,665	12,145	297	64,875	1,191	—	260,540	13,336	297
Year ended December 31, 2023:
Average Sales Price	$3.90	$15.95	$—	$5.73	$26.42	$66.65	$0.41	$0.73	$—	$3.06	$20.29	$66.65
Average Production Costs(1)	$—	$—	$—	$2.14	$14.15	$43.18	$1.25	$—	$—	$4.63	$32.02	$43.18
Net production volumes attributable to the Royalty paid(2)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	—	—	—	443,109	23,372	871	81,374	—	—	524,483	23,372	871

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

CONTRACTS
Hugoton Royalty Properties
Natural gas and natural gas liquids produced by Scout from the Hugoton Royalty Properties accounted for approximately 0% of the Royalty income of the Trust for the year ended December 31, 2024. Since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts to multiple purchasers. Scout has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were lower for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, Scout provided Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.
San Juan Basin
Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin — New Mexico Royalty Properties accounted for the majority of the Royalty income of the Trust for the year ended December 31, 2024. Simcoe has informed the Trustee that a portion of the natural gas produced from the San Juan Basin — Colorado Royalty Properties is sold on the spot market, and some of the natural gas produced from the San Juan Basin — Colorado Properties is sold pursuant to fixed price contracts. Under such fixed price contractual arrangements, the Trust may not benefit from increases in commodity prices to the extent a variable or market-based price arrangement would otherwise increase revenues to the Trust.
Market for Natural Gas
The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the average Henry Hub Natural Gas Spot Prices were $2.53 per MMBtu in 2023 and decreased to $2.19 per MMBtu in 2024. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report.
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
REGULATION AND PRICES
General
The production and sale of natural gas from the Royalty Properties are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics, including levels of demand and pricing, are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, by changes in such laws, and by constantly changing administrative regulations. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of liquified natural gas to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorization. On January 21, 2025, President Trump reversed the pause on liquified natural gas and directed the Office of Fossil Energy and Carbon Management to resume consideration of pending applications to export liquified natural gas to countries without free trade agreements with the United States.
In March 2025, the EPA announced several regulatory actions seeking to alleviate the regulatory burden on the oil and gas industry. While the EPA reconsiders several rules impacting the exploration and production of oil and gas, it is likely that the current versions of the regulations will remain the effect during the process. Additionally, states remain active in environmental regulation and implementing climate related initiatives.
FERC Regulation
In general, the Federal Energy Regulatory Commission (the “FERC”) regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by pipelines, but does not regulate natural gas gathering facilities. Over thirty years ago, the FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a nondiscriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by Congress and/or the courts. As to these various developments, the Working Interest Owners have advised the Trust that the ongoing and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.
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
State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation.
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

Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas. The Working Interest Owners have advised the Trust that they are not at this time involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state or local environmental protection laws and regulations of which would have a material adverse effect on the Working Interest Owners’ financial position or results of operations. The Working Interest Owners have also advised the Trust that they maintain insurance for costs of cleanup obligations, but that they are not fully insured against all such risks.
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
Climate Change.    In January 2025, President Trump signed Executive Order, Unleashing American Energy, reversing several Biden-era climate policies and initiatives. While the EPA finalized a rule to reduce air pollutants from new and existing sources in the oil and gas industry with a particular focus on methane (the “Methane Rule”) in March 2024 seeking to reduce methane from oil and natural gas operations, the EPA announced that it will be reconsidering the rule in March 2025. On reconsideration, the EPA is likely to significantly pare the rule and its requirements back. In March 2024, the SEC adopted rules that will require public issuers to disclose specific climate-related information in their filings with the SEC. In February 2025, the SEC announced that it would no longer be defending challenges to its rules pertaining to the disclosure of climate specific information. While climate policies may be further rolled back at the federal level, some states have taken or proposed legal measures to reduce emissions of greenhouse gases. For example, a number of states, including states in which the Royalty Properties are located, have indicated an intent to reduce greenhouse gases through state action or regional partnerships. Similarly, Vermont and New York have enacted climate superfund laws that create strict liability compensatory damages on oil and gas producers that are deemed responsible for greenhouse gas emissions above a certain threshold for a period of time. Several other states have announced their intent to enact similar legislation which effectively seek to regulate global greenhouse gas emissions.
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
trade barriers and tariffs;

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
Crude oil prices have been historically volatile and fell sharply during the pandemic. Oil demand rebounded in the second half of 2020, and prices increased in 2021 and 2022, decreased in 2023 and increased slightly in 2024. The NYMEX crude oil spot prices per Bbl were $71.72 and $71.65 as of December 31, 2024 and December 30, 2023, respectively. As of March 25, 2025, the price was $69.00 per Bbl. The Trust cannot predict the timing or the duration of any economic cycle or other adverse events and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Based on information provided by the Working Interest Owners, natural gas and natural gas liquids produced from the Royalty Properties may be sold under short-term or multi-month contracts or on the spot market.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Natural gas prices have been historically volatile and fell sharply during the pandemic. During the five years prior to December 31, 2024, Henry Hub natural gas prices have ranged from a high of $23.86 per

MMBtu in 2021 to a low of $1.21 per MMBtu in 2024. Eliminating the unusually high prices in 2021 which were due to extreme winter weather, the natural gas prices ranged from a high of $9.85 per MMBtu in 2022 to a low of $1.21 per MMBtu in 2024. On December 31, 2024, the Henry Hub Natural Gas Spot Price was $3.40 per MMBtu. Declines in natural gas prices may be caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. Any increase in natural gas production could cause the prices for natural gas to fall to lower levels. If prices for natural gas remain depressed for lengthy periods, the Trustee may be required to write down the value of the Trust’s oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of the Trust’s estimated reserves and reduce Net Proceeds and the amount of cash the Trustee would otherwise have available to pay cash distributions to unitholders.
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
Total excess production costs increased to $793,838 at December 31, 2024 from $260,731 at December 31, 2023, as reported by the Working Interest Owners. Please see Note 5 — Excess Production Costs in the Notes to Financial Statements under Item 8 of this Form 10-K.
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
The quantities of reserves attributable to the Royalty Properties and the Royalty interest decreased in 2024 and may decrease in the future as a result of decreases in the price of oil, natural gas or natural gas liquids or other factors.
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
Certain Royalty Properties are not currently profitable and may not generate future net proceeds to the Trust
Based on the reserve report from Miller and Lents, a portion of the Royalty Properties from which the Trust derives its income are currently not profitable due to factors such as declining production, low commodity prices and high operating costs. According to reserve estimates prepared by Miller and Lents, volumes from certain Royalty Properties are not currently profitable enough to generate future Net Proceeds to the Trust, based on the assumptions made and the methodologies used. For these properties, declining well performance coupled with low prices has rendered these wells uneconomic. If these conditions persist or worsen, the Working Interest Owners may reduce production, shut in wells, or cease operations altogether, which would adversely affect the Trust’s royalty income and make the Trust solely dependent on the profitable Royalty Properties. See “Business — Description of Royalty Properties — Reserves” contained in Item 1 of this Form 10-K.
The assessment of proved oil and gas reserves, which is a key input for the determination of amortization of net overriding royalty interests in oil and gas properties, was identified by the Trust’s auditors as a critical audit matter. See Report of Independent Registered Public Accounting Firm included in this Form 10-K.

The Trust has no control over the operations or development of the underlying Royalty Properties and is dependent on the third-party operators to determine production levels, allocate capital and manage operating costs. If the Working Interest Owners elect to shift investment away from certain properties or if production becomes uneconomical, the Trust’s cash flows and ability to make distributions to unitholders could be materially and adversely affected.
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
Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic twelve-month average of the first-day-of-the-month price for each month in 2024. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor used when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
Trust unitholders and the Trustee have no influence or control over the operation or development of the Royalty Properties.
Neither the Trustee nor the unitholders can influence or control the operation or future development of the underlying properties. The Royalty Properties are owned by the Working Interest Owners, who are independent from the Trust. The Working Interest Owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty. Additionally, the Working Interest Owners have the ability to enter into contractual arrangements at their discretion that may not be advantageous to the Trust, depending on future commodity pricing. For example, Simcoe previously informed the Trustee that some of the natural gas produced from the San Juan Basin — Colorado Properties is being sold pursuant to fixed price contracts. To the extent prices are determined by fixed price contracts, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders.
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
Warfare, terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or political actions taken in response, cause instability in the global financial and energy markets. Terrorism and sustained military campaigns, including political turmoil, warfare or continuing attacks in Ukraine and in the Middle East, could adversely affect Trust distributions or the market price of the units in unpredictable ways, including through inflationary pressures, the disruption of supply chains and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the underlying properties rely could be a direct target or an indirect casualty of a cyber-attack or an act of terror. Political and military events in Ukraine, the Middle East and other countries, including warfare between Ukraine and Russia, hostilities and geopolitical risk in the Middle East and global trading sanctions and tariffs may also have an adverse impact on Trust distributions or the market price of the units and may negatively affect our results of operations.

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
Physical effects of climate and extreme weather have the potential to damage the facilities of the Working Interest Owners, disrupt production activities on the Royalty Properties, and cause the Working Interest Owners to incur significant costs in preparing for or responding to those effects and can adversely affect Trust distributions as a result.
Scientific studies and government reports indicate that global, regional or local effects on climate and the severity of weather (including hurricanes, floods and droughts), sea levels, arability of farmland, and water availability and quality, including predicted effects on areas in which the Royalty Properties are located. If such effects were to occur, exploration and production operations of the Royalty Properties have the potential to be adversely affected. Potential adverse effects could include damages to the facilities of the Working Interest Owners or disruption of production activities associated with weather related events, scale-backs in operations on the Royalty Properties due to the threat of such climatic effects, and increases in costs of operation potentially arising from such climatic effects, less efficient or nonroutine operating practices necessitated by climatic effects or increased costs for insurance coverage. The Working Interest Owners may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change and can adversely affect Trust distributions as a result.
Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating and administrative costs and could adversely affect Trust distributions.
The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry, including mandatory reporting and emission reduction. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which the Royalty Properties are located. Some states have also indicated an intent to regulate or impose restrictions or costs on greenhouse gas emissions or fossil fuels. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing restrictions on emissions of greenhouse gases could require the Working Interest Owners to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with the Working Interest Owners’ operations or could impose costs on other sources of emissions within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and increase operating costs by requiring additional expenditures to operate and maintain equipment and facilities, inventory emissions, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect Trust distributions. In March 2024, the SEC adopted rules that would require public issuers to disclose specific climate-related information in their filings with the SEC which would increase administrative and reporting costs for public filers such as the Trust if the rules are implemented. While the SEC under the current administration has announced it is not defending the regulations in pending legal challenges to the rules, many states, such as California, have promulgated similar rules. Environmental, social, and governance (“ESG”) goals and programs have also become an increasing focus of investors, especially in the energy industry. Over time, ESG initiatives might make it more difficult and costly for the Working Interest Owners to secure funds for exploration, development and production activities. Furthermore, any changes in climate or weather, such as storms, floods, wildfires, drought and other climatic events, could have adverse physical effects on the Working Interest Owners’ operations or physical assets.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
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
BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the interim Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.
BNY Mellon’s CIO, CISO and interim Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.
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
At December 31, 2024, the 1,863,590 units outstanding were held by 406 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.
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

The Trustee relies on the Working Interest Owners for all operating and financial information regarding the Royalty Properties, as reported in this Form 10-K. The Royalty Properties are owned by the Working Interest Owners, who are independent from the Trust. Trust unitholders and the Trustee have no influence or control over the operation or development of the Royalty Properties, or any governance, management, business, financial, or strategic plans of the Working Interest Owners in relation to the Royalty Properties.
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
Liquidity and Capital Resources
Liquidity.   As discussed in “Business — Description of the Trust” under Item 1 of this Form 10-K, the Trust’s primary source of cash is the Royalty income received from its share of the Net Proceeds from the Royalty Properties, and the only other source of cash is interest income earned pursuant to the Trust Indenture. For estimates of future Royalty income attributable to the Royalty, refer to the Notes to Financial Statements under Item 8 of this Form 10-K. Also see “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information.
In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2024 and 2023, there were $0 and $0 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders.
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
The net effects of such adjustments for the year ended December 31, 2024 resulted in the balance of the Contingent Reserve being equal to $1,872,026 as of December 31, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time.
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

Years Ended December 31, 2024 and 2023
SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)
	Hugoton			San Juan Basin – New Mexico			San Juan Basin – Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2024:
The Trust’s proportionate share of – Gross Proceeds(1)	$901,864	$397,026	$—	$848,404	$810,622	$67,824	$135,105	$2,739	$—	$1,885,373	$1,210,387	$67,824
Less the Trust’s proportionate share of – Capital costs	(2,353)	(1,155)	—	(66,889)	(69,842)	(5,620)	—	—	—	(69,242)	(70,997)	(5,620)
Operating costs	(1,280,924)	(548,163)	—	(450,158)	(478,543)	(41,749)	(137,247)	—	—	(1,868,329)	(1,026,706)	(41,749)
Net Proceeds(2)	$(381,413)	$(152,292)	$—	$331,357	$262,237	$20,455	$(2,142)	$2,739	$—	$(52,198)	$112,684	$20,455
Royalty Income(2)	$—	$—	$—	$331,357	$262,237	$20,455	$34,321	$794	$—	$365,678	$263,031	$20,455
Average Sales Price	$3.02	$16.75	$—	$1.69	$21.59	$68.81	$0.55	$0.67	$—	$1.80	$18.52	$68.81
Average Production Costs(3)	$—	$—	$—	$2.64	$45.15	$159.36	$2.12	$—	$—	$7.44	$82.31	$159.36
Net production volumes attributable to the Royalty paid(4)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	—	—	—	195,665	12,145	297	64,875	1,191	—	260,540	13,336	297
Year ended December 31, 2023:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,222,622	$374,091	$—	$3,485,351	$948,301	$95,651	$288,293	$4,423	$—	$4,996,266	$1,326,815	$95,651
Less the Trust’s proportionate share of – Capital costs	(79,195)	(23,991)	—	(73,395)	(32,373)	(4,853)	—	—	—	(152,590)	(56,364)	(4,853)
Operating costs	(1,300,298)	(393,559)	—	(872,666)	(298,438)	(32,751)	(101,923)	—	—	(2,274,887)	(691,997)	(32,751)
Net Proceeds(2)	$(156,871)	$(43,459)	$—	$2,539,290	$617,490	$58,047	$186,370	$4,423	$—	$2,568,789	$578,454	$58,047
Royalty Income(2)	$—	$—	$—	$2,539,290	$617,490	$58,047	$65,082	$—	$—	$2,604,372	$617,490	$58,047
Average Sales Price	$3.90	$15.95	$—	$5.73	$26.42	$66.65	$0.41	$0.73	$—	$3.06	$20.29	$66.65
Average Production Costs(3)	$—	$—	$—	$2.14	$14.15	$43.18	$1.25	$—	$—	$4.63	$32.02	$43.18
Net production volumes attributable to the Royalty paid(4)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
	—	—	—	443,109	23,372	871	81,374	—	—	524,483	23,372	871

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

Financial Review
	2024	2023
Royalty income	$649,164	$3,279,909
Other income (loss)	(14,664)	14,691
Interest income	96,855	99,057
General and administrative expense	(196,399)	(186,843)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	534,956	3,206,814
Cash reserves withheld for Trust expenses	(72,000)	(350,000)
Distributable income	$462,956	$2,856,814
Distributable income per unit	$0.2484	$1.5330
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s Royalty and other income was $634,500 and $3,294,600 for the years ended December 31, 2024 and 2023, respectively. The decrease in Royalty income was primarily a result of decreases in pricing reported for natural gas and natural gas liquids and decreases in net production for natural gas, natural gas liquids and oil and condensate, offset in part by decreases in operating and capital expenses for natural gas and natural gas liquids for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Interest Income.   The Trust’s interest income for the years ended December 31, 2024 and 2023 was $96,855 and $99,057, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.
General and Administrative Expense.   General and administrative expense was $196,399 and $186,843 for the years ended December 31, 2024 and 2023, respectively. The Trustee’s fees are included in general and administrative expense.
For the year ended December 31, 2024, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through September 18, 2024, a 6.50% annualized return from September 19, 2024 through November 7, 2024, a 6.25% annualized return from November 8, 2024 through December 18, 2024, a 6.00% annualized return from December 19, 2024 through December 31, 2024. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2024, the Trustee’s aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2023. As of the years ended December 31, 2024 and 2023, the Trust incurred unreimbursed expenses of $0 and $0, respectively.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the

Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2024 resulted in the balance of the Contingent Reserve being equal to $1,872,026 as of December 31, 2024 and equal to $1,730,214 as of December 31, 2023. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2024 and 2023 was $393,144 and $2,773,768, respectively. For the years ended December 31, 2024 and 2023, the Trust calculated total aggregate distributions of $0.2109 and $1.4884 per unit, respectively.
Operational Review
Working Interest Owner and Industry Update
The West Texas Intermediate spot price of crude oil increased from $71.65 per barrel on December 29, 2023 to $71.72 per barrel on December 31, 2024. The Henry Hub Natural Gas Spot Prices increased from $2.58 per MMBtu on December 29, 2023 to $3.40 per MMBtu on December 31, 2024. Crude Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, ongoing hostilities between Russia and Ukraine, hostilities and heightened geopolitical risks in the Middle East, and global trading sanctions and tariffs, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. While inflationary pressures in the United States’ economy have begun to subside, high interest rates, trade barriers, including tariffs, and global supply disruptions continue to affect the cost of labor and supplies. In addition changes in economic conditions, including relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods.
Hugoton Royalty Properties
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for both of the years ended December 31, 2024 and 2023. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the years ended December 31, 2024 and 2023, as reported by Scout. The Trust is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs attributable to the Hugoton Royalty Properties for the year ended December 31, 2024 were $1,829,086, an increase of approximately 8% as compared to $1,693,857 for the year ended December 31, 2023.
Capital expenditures on these properties were $3,508 for the year ended December 31, 2024, a decrease of $99,678, as compared to $103,186 for the year ended December 31, 2023. As reported by Scout, the decrease was due primarily to the decrease in activity in 2024, as there have been no capital upgrades in 2024, and due to the expected price environment, capital projects to increase production are not economically justified.

	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.02	$16.75	—	$3.90	$15.95	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	298,972	23,697	—	313,407	23,450	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
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
San Juan Basin — Colorado Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2024 and 2023 was $35,115 and $65,082, respectively. Royalty income received by the Trust for the year ended December 31, 2024 was due to Simcoe remitting proceeds to the Trust although the Trust remained in a deficit position with Simcoe as of the cash receipt date and as of the year ended December 31, 2024. The deficit position was primarily a result of prior period adjustments reported by Simcoe in 2021 that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust.
In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the year ended December 31, 2024. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the year ended December 31, 2024 were $22,600, leaving a balance of $36,622 to be recovered from future proceeds, if any. Because of the adjustments reported by Simcoe, the amounts of Net Proceeds reported during the year ended December 31, 2024 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future years. In March 2025, Simcoe informed the Trustee that it is in the process of performing a true-up for periods from 2020 to 2024. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2024 and 2023 were $137,247 and $101,923, respectively. The increase of approximately 35% was primarily the result of a water hauling and disposal credit due to a water rate adjustment, included in Simcoe’s joint interest billing in the year ended December 31, 2023 as compared to the year ended December 31, 2024.
There were no capital expenditures attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2024 or 2023.

	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.55	$0.67	—	$0.41	$0.73	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	246,373	4,108	—	709,768	6,054	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	64,875	1,191	—	81,374	—	—

(1)
Per information provided by Simcoe, Simcoe pays Royalty amounts based on the same blended Weighted Average Sales Price (“WASP”) (fixed plus market) that Simcoe receives from their purchaser. WASP is defined as: for each delivery point, a price per MMBtu for each month equal to gas proceeds less transportation costs, divided by the total number of first of month baseload MMBtus of gas sold at such delivery point. Sales prices received by Simcoe may be lower than current market prices which may result in less than current market average gas prices received by the Trust.

San Juan Basin — New Mexico Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2024 and 2023 was $614,049 and $3,214,827, respectively. The decrease was primarily a result of decreases in pricing reported for natural gas and natural gas liquids, decreases in net production volumes for natural gas, natural gas liquids and oil and condensate and increases in capital expense and operating costs for natural gas liquids and oil and condensate, offset in part by increases in pricing reported for oil and condensate and decreases capital expense and operating costs for natural gas for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Operating Costs and Capital Expenditures.   Operating costs were $970,450 for the year ended December 31, 2024, a decrease of approximately 19% as compared to $1,203,855 for the year ended December 31, 2023. The decrease was due primarily to lower severance tax, as a result of lower gas prices, offset in part by a slight increase in the cost of expenses.
Capital expenditures on these properties for the years ended December 31, 2024 and 2023 were $142,351 and $110,621, respectively. The increase of approximately 29% for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to the general increase in activity in 2024, as there were two major recomplete projects in the twelve months ended December 31, 2024 as compared to one major recomplete project in the twelve months ended December 31, 2023.
	2024			2023
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.69	$21.59	$68.81	$5.73	$26.42	$66.65
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	500,979	37,543	986	608,198	35,893	1,435
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	195,665	12,145	297	443,109	23,372	871

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
811 Main Street
Houston, TX 77002
Report of Independent Registered Public Accounting Firm
To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee Mesa Royalty Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2024, and 2023, the related statements of distributable income and changes in trust corpus for each of the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and 2023, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting as described in Note 2 to the financial statements.
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
Assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties
As discussed in Note 2 to the financial statements, the Trust computes amortization of the net overriding royalty interests in oil and gas properties on a unit-of-production basis and charges it directly to trust corpus as such amount does not affect distributable income. For the year ended December 31, 2024, the Trust recorded amortization of the net overriding royalty interests of $52.8 thousand.
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
March 31, 2025

Item 8.   Financial Statements and Supplementary Data.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
	Years Ended December 31,
	2024	2023
Royalty income	$649,164	$3,279,909
Other income (loss)	(14,664)	14,691
Interest income	96,855	99,057
General and administrative expenses	(196,399)	(186,843)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	$534,956	$3,206,814
Cash reserves withheld for current Trust expenses	(72,000)	(350,000)
Distributable income	$462,956	$2,856,814
Distributable income per unit	$0.2484	$1.5330
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	December 31,
	2024	2023
ASSETS
Cash and short-term investments	$1,930,126	$2,096,773
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,240,185)	(41,187,341)
Total assets	$3,187,975	$3,407,466
LIABILITIES AND TRUST CORPUS
Distributions payable	$58,101	$214,941
General and administrative expenses payable	—	151,618
Trust corpus (1,863,590 units of beneficial interest, issued and outstanding)	3,129,874	3,040,907
Total liabilities and trust corpus	$3,187,975	$3,407,466
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS
	Years Ended December 31,
	2024	2023
Trust corpus, beginning of year	$3,040,907	$2,690,465
Cash reserves withheld for current Trust expenses	72,000	350,000
Distributable income	462,956	2,856,814
Distributions to unitholders	(393,144)	(2,773,768)
Amortization of net overriding royalty interests	(52,845)	(82,604)
Trust corpus, end of year	$3,129,874	$3,040,907
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

in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin  —  Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the year ended December 31, 2024. Simcoe is continuing to recover such expense amounts by withholding a portion or all of the Net Proceeds that would otherwise be payable to the Trust.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2024, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 7.00% annualized return from January 1, 2024 through September 18, 2024, a 6.50% annualized return from September 19, 2024 through November 7, 2024, a 6.25% annualized return from November 8, 2024 through December 18, 2024, a 6.00% annualized return from December 19, 2024 through December 31, 2024. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2024, the Trustee’s fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2023.
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
Segment reporting
The Trust has one business activity as the owner of an investment in net overriding royalty interest and operates in a single operating and reportable segment. Operating segments are defined as components of an entity for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”), which is the Trustee. The segment participates in activities and derives its income from net overriding royalty interest as reported in the accompanying financial statements, and the CODM uses this in making decisions about the allocation of cash reserves for current and future Trust general and administrative expenses and the ultimate distribution to the Trust unitholders.
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
Note 5 — Excess Production Costs
	As of December 31, 2024	As of December 31, 2023
Hugoton Properties	$734,035	$200,330
San Juan Basin – Colorado Properties – Simcoe	36,622	59,223
San Juan Basin – Colorado Properties – Red Willow	23,181	1,178
Total	$793,838	$260,731

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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. In August 2024, Simcoe remitted proceeds to the Trust although the Trust remained in a deficit position with Simcoe as of the cash receipt date. The Trustee included these proceeds as Other Income and as an increase in the Contingent Reserve in the third quarter of 2024. However, upon further confirmation the amount was not requested to be returned and in the fourth quarter of 2024 the Trustee determined to include the proceeds as Royalty income and as a decrease in the Contingent reserve. The net effects of such adjustments for the year ended December 31, 2024 resulted in the balance of the Contingent Reserve being equal to $1,872,026 as of December 31, 2024 and equal to $1,730,214 as of December 31, 2023.
The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 is as follows:
	2024	2023
Income available for distribution prior to cash reserves withheld for Trust expenses	$534,956	$3,206,814
Increase in the Contingent Reserve	(763,366)	(3,509,911)
Withdrawal from the Contingent Reserve	621,554	3,076,865
Distributable Income Available for Distribution	$393,144	$2,773,768
Distributable Income Available for Distribution per unit	$0.2109	$1.4884
Units outstanding	1,863,590	1,863,590
Note 7 —  Supplemental Reserve Information (Unaudited)
Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2024 and December 31, 2023 are based on the reserve report prepared by Miller and Lents, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust’s Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on Royalty income. Because the net reserve volumes attributable to the Trust’s Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust’s Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.
In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2024 were based on the average price during the twelvemonth period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.
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

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)
	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2020	10,000	306,000	5,373,000
Revisions to previous estimates	2,209	139,075	3,071,407
Extensions, discoveries and other additions	—	—	—
Production	(209)	(6,075)	(303,407)
December 31, 2021	12,000	439,000	8,141,000
Revisions to previous estimates	2,786	121,124	296,624
Extensions, discoveries and other additions	—	—	—
Production	(786)	(29,124)	(419,624)
December 31, 2022	14,000	531,000	8,018,000
Revisions to previous estimates	(2,129)	(119,628)	(1,716,517)
Extensions, discoveries and other additions	—	—	—
Production	(871)	(23,372)	(524,483)
December 31, 2023	11,000	388,000	5,777,000
Revisions to previous estimates	(1,703)	(37,664)	(980,460)
Extensions, discoveries and other additions	—	—	—
Production	(297)	(13,336)	(260,540)
December 31, 2024	9,000	337,000	4,536,000
Proved Developed Reserves:
December 31, 2020	10,000	306,000	5,373,000
December 31, 2021	12,000	439,000	8,141,000
December 31, 2022	14,000	531,000	8,018,000
December 31, 2023	11,000	388,000	5,777,000
December 31, 2024	9,000	337,000	4,536,000

•
The Hugoton Royalty represents 0%, 0% and 4% of the estimated proved natural gas liquids reserves and 0%, 0% and 5% of the estimated proved natural gas reserves as of December 31, 2024, 2023, and 2022, respectively.

•
The December 31, 2024, 2023, 2022, 2021, and 2020 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

•
There were no Proved Undeveloped Reserves in any of the years covered by the table.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2024	2023	2022
	(In thousands)
The Trust’s proportionate share of future Gross Proceeds	$28,161	$52,010	$102,456
The Trust’s proportionate share of future operating costs	(6,613)	(9,763)	(25,886)
Future capital costs	(1,493)	(1,729)	(2,430)
Future Royalty income	$20,055	$40,518	$74,140
Discount at 10% per annum	(11,148)	(23,447)	(43,014)
Standardized measure of future Royalty income from proved oil and gas reserves	$8,907	$17,071	$31,126
CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2024	2023	2022
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$17,071	$31,126	$16,560
Revisions of previous estimates	163	(831)	5,933
Net changes in price and production costs	(8,428)	(11,392)	10,126
Royalty income	(649)	(3,280)	(4,119)
Accretion of discount	750	1,448	2,626
Net changes in standardized measure	$(8,164)	$(14,055)	$14,566
Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$8,907	$17,071	$31,126

•
The Hugoton Royalty represents approximately 0% and 0% of the standardized measure of future Royalty income for 2024 and 2023, respectively.

•
Standardized measure at December 31, 2024 was calculated using natural gas prices of $2.022 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $2.137 per Mcf for San Juan Basin — New Mexico Royalty Properties and $0.336 per Mcf for the San Juan Basin-Colorado Royalty Properties, natural gas liquids prices of $14.91 per barrel (“Bbl”) for Hugoton Royalty Properties, $29.26 per Bbl for the San Juan Basin-New Mexico Royalty Properties and oil and condensate prices of $66.01 per Bbl for the San Juan Basin Royalty Properties.

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
Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part I Item 1A. “Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development” and “ — The Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.
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
Trustee’s Report on Internal Control over Financial Reporting.   The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control — Integrated Framework (2013),” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.
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
Section 16(a) Beneficial Ownership Reporting Compliance.
The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports and the written representations of ten percent unitholders, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2024.
Insider Trading Policy
Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust Units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust Units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of the Bank of New York Mellon Corporation.
Item 11.   Executive Compensation.
Not applicable.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 28, 2025, except as set forth below. The following information has been obtained from public filings with the SEC.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
A Gile & Co. LLC	265,388(1)	14.2%

(1)
Pursuant to a Schedule 13D/A filed on January 27, 2025, A. Gile & Co. LLC reported it, either directly or through certain entities of which it is a controlling person, beneficially owned 265,388 Units, of which it had sole voting and sole dispositive power with respect to 2,058 units and shared voting and shared dispositive power with respect to 265,338 units. The principal business office address for A Gile & Co. LLC is 150 N Ludington Street, Columbus, WI 53925.

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
The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust’s financial statements for the years ended December 31, 2024 and 2023, as well as fees billed for other services rendered by KPMG LLP.
	2024	2023
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	136,236	110,000
All other fees	—	—
Total fees	$661,236	$635,000

(1)
Audit fees consist of fees for the audit of the Trust’s financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2024 and 2023. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust’s tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2024 and 2023. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)   Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated.
(a)(2)   Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3)   Exhibits
Exhibit Number		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated November 1, 1979	2-65217	1(a)
4(b)*	Form of Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas Commerce Bank, as Trustee, dated November 1, 1979	2-65217	1(b)
4(c)*	First Amendment to the Mesa Royalty Trust Indenture dated as of March 14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(c)
4(d)*	Form of Assignment of Overriding Royalty Interest, effective April 1, 1985, from Texas Commerce Bank National Association, as Trustee, to MTR Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984 of Mesa Royalty Trust)	1-7884	4(d)
4(e)*	Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa Limited Partnership, Mesa Operating Limited Partnership and ConocoPhillips, as amended on April 30, 1991 (Exhibit 4(e) to Form 10-K for year ended December 31, 1991 of Mesa Royalty Trust)	1-7884	4(e)
4(f)	Description of Trust Units (Incorporated by reference to Exhibit 4(f) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019)
23	Consent of Miller and Lents, Ltd.
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Mesa Royalty Trust Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023)
99	Summary Reserve Report from Miller and Lents

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
March 31, 2025
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.