Form 10-Q
period 2025-03-31
MESA ROYALTY TRUST/TX
filed 2025-05-15
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of May 15, 2025 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” about Mesa Royalty Trust (the “Trust”) and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s (as defined in “Note 1 — Trust Organization and Provisions”) future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, political and regulatory matters, such as tax and environmental policy, climate regulations, expected market conditions and commodity pricing, interest rates, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of wells to be drilled and producing in future periods, and estimates regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Trustee believes are appropriate under the circumstances. The Trustee (as defined herein) relies on the Working Interest Owners for information regarding the Subject Interests (as defined in “Note 1 — Trust Organization and Provisions”), the Royalties (as defined in “Note 1 — Trust Organization and Provisions”), and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the royalty properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the Working Interest Owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are expressly qualified in their entirety by the risks and other factors discussed and are not guarantees of future performance. Actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Royalty income	$110,963	$183,657
Other income	(432)	(14,664)
Interest income	20,161	24,228
General and administrative expenses	(49,693)	(46,192)
Income available for distribution prior to cash reserves withheld for Trust expenses	80,999	147,029
Cash reserves withheld for current Trust expenses	—	(25,000)
Distributable income	$80,999	$122,029
Distributable income per unit	$0.0435	$0.0655
Units outstanding	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and short-term investments	$1,953,024	$1,930,126
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,250,189)	(41,240,185)
Total assets	$3,200,869	$3,187,975
LIABILITIES AND TRUST CORPUS
Distributions payable	$61,606	$58,101
General and administrative expense payable	—	—
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,139,263	3,129,874
Total liabilities and trust corpus	$3,200,869	$3,187,975
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Trust corpus, beginning of period	$3,129,874	$3,040,907
Cash reserves withheld for current Trust expenses	—	25,000
Distributable income	80,999	122,029
Distributions to unitholders	(61,606)	(114,987)
Amortization of net overriding royalty interest	(10,004)	(10,720)
Trust corpus, end of period	$3,139,263	$3,062,229
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
Trust Corpus Description.   The Trust was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the “Trust Indenture”). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the “Royalties”) equal to 11.44% of 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interest in certain producing oil and gas properties located in the:
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

Trust Corpus Conveyance History.   On November 1, 1979, Mesa Petroleum Co., predecessor to Mesa Limited Partnership (“MLP”), which was the predecessor to MESA Inc., conveyed to the Trust the Royalties equal to 90% of the Net Proceeds (as defined in the Conveyance and described below) attributable to the specified interests in properties conveyed by the assignor on that date (the “Subject Interests”). The Subject Interests consisted of interests in the Royalty Properties described above. The Royalties are evidenced by counterparts of an Overriding Royalty Conveyance, dated November 1, 1979 (the “Conveyance”). In 1985, the Trust Indenture was amended, and the Trust conveyed to an affiliate of Mesa Petroleum Co. 88.5571% of the original Royalties (such transfer, the “1985 Assignment”). The effect of the 1985 Assignment was an overall reduction of approximately 88.56% in the size of the Trust. As a result, the Trust is now entitled to receive 11.44% of 90% of the Net Proceeds attributable to the Royalty Properties each month.
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
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 included adjusted proceeds for prior periods. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. Due to the true-up for joint interest billing amounts, the Trust remains in a deficit position with Simcoe as of the quarter ended March 31, 2025 and no royalty income was received by the Trust from Simcoe for the three months ended March 31, 2025.
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
The Royalty Properties are required to be operated by the Working Interest Owners in accordance with reasonable and prudent business judgment and good oil and gas field practices. Each Working Interest Owner has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Each Working Interest Owner markets the production based on terms they deem appropriate under the given circumstances. See “Contracts” under Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom. In addition, the Trust does not undertake or control any capital projects or make capital expenditures related to any of the Royalty Properties.
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
(b)   the Royalties can be sold in part or in total for cash upon approval by the unitholders;
(c)   the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge assets of the Trust to secure payment of the borrowings;
(d)   the Trustee will make cash distributions to the unitholders in January, April, July and October each year as discussed more fully in “Note 2 — Basis of Presentation”;
(e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and
(f)   Scout, Hilcorp, and Simcoe will reimburse the Trust 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended March 31, 2025, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through March 31, 2025. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2025, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2024.
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
The Working Interest Owners are required to maintain books and records sufficient to determine the amounts payable under the Royalties. Additionally, in the event of a controversy between a Working Interest Owner and any purchaser as to the correct sales price for any production, amounts received by such Working Interest Owner and promptly deposited by it with an escrow agent are not considered to have been received by such Working Interest Owner, and, therefore, are not subject to being payable with respect to the Royalties until the controversy is resolved; but all amounts thereafter paid to such Working Interest Owner by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts a Working Interest Owner is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by such Working Interest Owner as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, the Working Interest Owners are required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.
The brief discussions of the Trust Indenture and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture and the Conveyance themselves, which are exhibits to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 and are available upon request from the Trustee.
Note 2 — Basis of Presentation
The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.
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
(d)   Amortization of the Royalties is computed on a unit-of-production basis and is charged directly to trust corpus because such amount does not affect distributable income; and
(e)   Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such later date as the Trustee determines is required to comply with applicable law or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.
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
Note 5 — Excess Production Costs
	As of March 31, 2025	As of December 31, 2024
Hugoton Properties	$840,349	$734,035
San Juan Basin – Colorado Properties – Simcoe	32,925	36,622
San Juan Basin – Colorado Properties – Red Willow	23,672	23,181
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$896,946	$793,838
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
The Trustee, acting pursuant to the Trust Indenture, may withhold royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2025 resulted in the balance of the Contingent Reserve being equal to $1,891,418 as of March 31, 2025 and equal to $1,762,256 as of March 31, 2024.
The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended March 31,
	2025	2024
Income available for distribution prior to cash reserves withheld for Trust expenses	$80,999	$147,029
Increase in the Contingent Reserve	(130,692)	(207,884)
Withdrawal from the Contingent Reserve	111,299	175,842
Distributable income available for distribution	$61,606	$114,987
Distributable income available for distribution per unit	$0.0331	$0.0617
Units outstanding	1,863,590	1,863,590
Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
The following review of the financial condition and results of operations of Mesa Royalty Trust (the “Trust”) should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Trust was created on November 1, 1979 and is now governed by the Mesa Royalty Trust Indenture (as amended, the “Trust Indenture”). Through a series of conveyances, assignments, and acquisitions, the Trust currently owns an overriding royalty interest (the “Royalties”) equal to 11.44% of 90% of the Net Proceeds (as defined and described in an Overriding Royalty Conveyance dated as of November 1, 1979 (the “Conveyance”)) attributable to the specified interest in certain producing oil and gas properties located in the:
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
As described in the Trust’s Annual Report on Form 10 K for the year ended December 31, 2024, according to reserve estimates prepared by independent petroleum engineering consultants, volumes from certain Royalty Properties are not currently profitable enough to generate future Net Proceeds to the Trust, based on the assumptions made and the methodologies used at that time. For these properties, declining well performance coupled with low prices has rendered these wells uneconomic as of that time.
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
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” about the Trust and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” including the Trust’s or any Working Interest Owner’s future financial position, status in any insolvency proceeding, business strategy, budgets, projected costs, political and regulatory matters, such as tax and environmental policy, climate regulations, expected market conditions and commodity pricing, interest rates, prices received by Working Interest Owners, plans and objectives, oil and natural gas prices, information relating to future distributions, statements regarding reconciliation and adjustment of estimated versus actual revenue and expense amounts, statements pertaining to future exploration and development activities and costs, estimates regarding production costs and expenses, estimates of cash flows, statements regarding the number of wells to be drilled and producing in future periods, and estimates regarding production and reserves, are forward-looking statements. Actual outcomes and results, which are substantially all outside of the Trust’s control, may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “future,” “believe,” “expect,” “anticipate,” “potential,” “possibly,” “could,” “may,” “can,” “foresee,” “plan,” “goal,” “forecast,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors the Trustee believes are appropriate under the circumstances. The Trustee relies on the Working Interest Owners for information regarding the Subject Interests (as defined herein in “Note 1 — Trust Organization and Provisions”), the Royalties, and the Working Interest Owners themselves.
Although the information provided by the Working Interest Owners provides a reasonable basis for the forward-looking statements contained herein, no assurance can be given that such expectations will prove to be correct. The Working Interest Owners alone control historical operating data, and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the related royalty. The Trustee cannot assure that errors or adjustments or expenses accrued by the Working Interest Owners, whether historical or future, will not affect future royalty income and distributions by the Trust. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the “SEC”), which could affect the future results of the energy industry in general, and the Trust and Working Interest Owners in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Working Interest Owners’ businesses and the Trust. Such statements are expressly qualified in their entirety by the risks and other factors discussed and are not guarantees of future performance. Actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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
The following summary illustrates the net effect of the components of the actual royalty computation for the periods indicated.
	Three Months Ended March 31,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$496,562	$290,329	$11,684	$593,568	$310,644	$13,987
Less the Trust’s proportionate share of:
Capital costs recovered	(12,165)	(11,895)	(766)	(35,570)	(27,836)	(1,795)
Operating costs	(497,227)	(261,241)	(7,427)	(596,006)	(249,953)	(6,840)
Net proceeds(2)	$(12,830)	$17,193	$3,491	$(38,008)	$32,855	$5,352
Royalty income(2)	$54,904	$52,568	$3,491	$99,696	$78,609	$5,352
Average sales price	$1.46	$21.39	$61.02	$2.16	$23.34	$67.01
Average production costs(3)	$13.59	$111.15	$143.15	$13.69	$82.49	$108.10
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	37,497	2,457	57	46,146	3,367	80

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
(3)
Average production costs attributable to the Royalties are calculated as stated capital costs plus operating costs, divided by stated net production volumes attributable to the royalty paid. As noted above in footnote (2), production costs may be incurred in one operating period and then recovered in a subsequent operating period, which may cause royalty income paid to the Trust not to agree to the Trust’s royalty interest in the Net Proceeds.

(4)
Net production volumes attributable to the Royalties are determined by dividing royalty income by the average sales price received. Any differences noted are due to rounding.

(5)
Subject to adjustments to actual current production and costs to account for historical monthly reconciliations as they are completed. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Operational Overview — San Juan Basin Royalty Properties of this Form 10-Q.

Three Months Ended March 31, 2025 and 2024
Financial Review
	Three Months Ended March 31,
	2025	2024
Royalty income	$110,963	$183,657
Other income	(432)	(14,664)
Interest income	20,161	24,228
General and administrative expense	(49,693)	(46,192)
Income available for distribution prior to cash reserves withheld for Trust expenses	80,999	147,029
Cash reserves withheld for Trust expenses	—	(25,000)
Distributable income	$80,999	$122,029
Distributable income per unit	$0.0435	$0.0655
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s royalty income was $110,963 for the quarter ended March 31, 2025, as compared to $183,657 for the quarter ended March 31, 2024. All of the royalty income received in the quarters ended March 31, 2025 and 2024 was from Hilcorp. The decrease in royalty income was primarily a result of decreases in pricing reported and net production for natural gas, natural gas liquids and oil and condensate and increases in operating expenses for natural gas liquids and oil and condensate, offset in part by decreases in operating expenses for natural gas and decreases in capital expenses for natural gas, natural gas liquids and oil and condensate for Hilcorp in the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024.

The Trust’s interest income for the quarters ended March 31, 2025 and 2024 was $20,161 and $24,228, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 7.00% annualized return from January 1, 2025 through March 31, 2025.
General and Administrative Expense.   General and administrative expense was $49,693 and $46,192 for the three months ended March 31, 2025 and 2024, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended March 31, 2025, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through March 31, 2025. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended March 31, 2025, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended March 31, 2024. As of each of the quarters ended March 31, 2025 and 2024, there were $0 of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended March 31, 2025 and 2024 resulted in the balance of the Contingent Reserve being equal to $1,891,418 as of March 31, 2025 and equal to $1,762,256 as of March 31, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended March 31, 2025 was $61,606, representing $0.0331 per unit, as compared to $114,987, representing $0.0617 per unit, for the quarter ended March 31, 2024. Based on 1,863,590 units outstanding for the quarters ended March 31, 2025 and 2024, respectively, the per unit distributions for each month in such periods were as follows:
	2025	2024
January	$0.0005	$0.0252
February	0.0024	0.0087
March	0.0302	0.0278
	$0.0331	$0.0617

Operational Review
Global Oil and Gas Market Impact in 2025
During 2025, the U.S. announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries. In response, many countries announced their own retaliatory tariffs. Though certain tariffs were paused for a period of time, such tariffs have not been withdrawn and the global trade environment continues to be volatile. The likelihood of the U.S. or its trading partners resuming tariffs, imposing new or reciprocal tariffs, export restrictions, or other forms of trade-related sanctions is highly uncertain. The business of the Working Interest Owners may be adversely affected by the imposition of tariffs on imports and measures being taken to mitigate its impact. At this time, the full extent to which the tariffs and trade-related actions will negatively impact the global economy and the oil and gas industry is uncertain, but such actions could have a material adverse effect on the Working Interest Owners’ business and financial condition, which could have an adverse effect on Trust distributions.
Ongoing uncertainty across the global economy, OPEC+ production plans, domestic economic growth, and Chinese economic growth create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, tariffs and trade policy, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Inflationary pressures in the United States’ economy, trade related actions, high interest rates and global supply disruptions continue to affect the cost of labor and supplies. In addition, changes in economic conditions, including relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates, uncertainty regarding tariffs and trade policy, shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on royalty income during 2025.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the royalty income of the Trust during the first quarter of 2025 or 2024.
	Three Months Ended March 31,
	2025	2024
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$487,403	$550,033
Capital expenditures attributable to Hugoton Royalty Properties	$(432)	$155
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the first quarter of 2025 and in the first quarter of 2024. The lack of royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended March 31, 2025 and 2024, as reported by Scout. The Trust is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.

Operating Costs and Capital Expenditures.   Operating costs were $487,403 in the first quarter of 2025, as compared to $550,033 in the first quarter of 2024, a decrease of approximately 11%. The decrease was due primarily to decreases in compressor repair costs in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Capital expenditures attributable to the Hugoton Royalty Properties were ($432) in the first quarter of 2025 due to an adjustment by the operator to prior capital expenditure costs, as compared to $155 in the first quarter of 2024.
	Three Months Ended March 31,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.65	$20.30	$—	$3.55	$17.44	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	75,118	5,239	—	76,175	5,350	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were higher for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended March 31,
	2025	2024
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$29,225	$44,491
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Royalty Properties was $0 in both the first quarter of 2025 and in the first quarter of 2024. The lack of royalty income for the three months ended March 31, 2025 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended March 31, 2025. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the three months ended March 31, 2025 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $29,225 in the first quarter of 2025, as compared to $44,491 in the first quarter of 2024. Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the first quarter of 2025 and in the first quarter of 2024.
	Three Months Ended March 31,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.58	$0.75	$—	$0.73	$0.66	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	54,368	898	—	63,645	1,017	—
Net production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	—	—	—	—	—	—

(1)
Per information provided by Simcoe, Simcoe pays royalty amounts on the same blended Weighted Average Sales Price (“WASP”) (fixed plus market) that Simcoe receives from their purchaser. WASP is defined as: for each delivery point, a price per MMBtu for each month equal to gas proceeds less transportation costs, divided by the total number of first of month baseload MMBtus of gas sold at such delivery point. Sales prices received by Simcoe may be lower than current market prices which may result in less than current market average gas prices received by the Trust.

San Juan Basin — New Mexico Properties
	Three Months Ended March 31,
	2025	2024
Royalty income attributable to San Juan Basin – New Mexico Properties	$110,963	$183,657
Operating costs attributable to San Juan Basin – New Mexico Properties	$249,267	$258,275
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$25,258	$65,046
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $110,963 during the first quarter of 2025, as compared to royalty income of $183,657 during the first quarter of 2024, a decrease of approximately 40%. The decrease in royalty income was primarily a result of decreases in pricing reported and net production for natural gas, natural gas liquids and oil and condensate and increases in operating expense for natural gas liquids and oil and condensate, offset in part by decreases in operating expenses for natural gas and decreases in capital expenses for natural gas, natural gas liquids and oil and condensate, in the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024.

Operating Costs and Capital Expenditures.   Operating costs were $249,267 in the first quarter of 2025, a decrease of approximately 3%, as compared to $258,275 in the first quarter of 2024. Capital expenditures on these properties were $25,258 in the first quarter of 2025, as compared to $65,046 in the first quarter of 2024, a decrease of approximately 61%. The decrease was due primarily to the general decrease in activity in the first quarter of 2025, as there were two major recompletion projects in the three months ended March 31, 2025 as compared to three major recompletion projects in the three months ended March 31, 2024.
	Three Months Ended March 31,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.46	$21.39	$61.02	$2.16	$23.34	$67.01
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − New Mexico Properties	130,103	8,569	191	127,903	9,281	209
Net production volumes attributable to the Royalty paid for San Juan Basin − New Mexico Properties	37,497	2,457	57	46,146	3,367	80
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
The Trust may be unable to pay future distributions to unitholders if future royalty income is less than the amount required to fund the increase in the Contingent Reserve. Even if the Trust receives payments for the Royalties during the remainder of 2025 and beyond, unitholders may not receive any material distributions during such periods, because the Trust would need to withhold funds to first add to the cash reserve before making distributions to unitholders.
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
Due to the contractual arrangements of (i) the Trust Indenture and (ii) the rights of the Trust under the Conveyance regarding information furnished by the Working Interest Owners, the Trustee relies on information provided by the Working Interest Owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, (iii) information relating to projected production, and (iv) conclusions regarding reserves by their internal reserve engineers or other experts in good faith. See Part II Item 1A. “Other Information — Risk Factors — Trust unitholders and the Trustee have no control over the operation or development of the Royalty Properties” and “The

Trustee relies upon the Working Interest Owners for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of certain risks relating to these arrangements and reliance, including filings such as this filing outside the time periods specified notwithstanding effective disclosure controls and procedures, of the Trustee regarding information under its control.
The officer acting on behalf of the Trustee has not conducted a separate evaluation of the disclosure controls and procedures with respect to information furnished by the Working Interest Owners. The Trustee notes that it is conducting an ongoing review of certain information and calculations by the Working Interest Owners. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Part II, Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning controls and procedures with respect to the Royalties and information related to the Trustee’s review of certain information and calculations by the Working Interest Owners.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. During the quarter ended March 31, 2025, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Date: May 15, 2025
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.