Form 10-Q
period 2025-06-30
MESA ROYALTY TRUST/TX
filed 2025-08-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of August 14, 2025 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Royalty income	$220,855	$305,372	$331,817	$489,029
Other income	—	—	(432)	(14,664)
Interest income	20,446	24,417	40,607	48,645
General and administrative expense	(45,484)	(59,138)	(95,177)	(105,330)
Income available for distribution prior to cash reserves withheld for Trust expenses	195,817	270,651	276,815	417,680
Cash reserves withheld for Trust expenses	—	(47,000)	—	(72,000)
Distributable income	$195,817	$223,651	$276,815	$345,680
Distributable income per unit	$0.1051	$0.1200	$0.1485	$0.1855
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and short-term investments	$2,087,235	$1,930,126
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,264,711)	(41,240,185)
Total assets	$3,320,558	$3,187,975
LIABILITIES AND TRUST CORPUS
Distributions payable	$176,336	$58,101
General and administrative expense payable	—	—
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,144,222	3,129,874
Total liabilities and trust corpus	$3,320,558	$3,187,975
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$3,139,263	$3,062,229	$3,129,874	$3,040,907
Cash reserves withheld for Trust expenses	—	47,000	—	72,000
Distributable income	195,817	223,651	276,815	345,680
Distributions to unitholders	(176,336)	(209,742)	(237,942)	(324,729)
Amortization of net overriding royalty interest	(14,522)	(14,806)	(24,525)	(25,526)
Trust corpus, end of period	$3,144,222	$3,108,332	$3,144,222	$3,108,332
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
Simcoe has informed the Trustee that the amount paid to the Trust in the month of May 2021 included adjusted proceeds for prior periods. Simcoe has also informed the Trustee that the amounts paid to the Trust in the months of May and June 2021 were subject to further adjustment in future periods for certain expenses that Simcoe asserts it was entitled to deduct under the Conveyance. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust in the first quarter of 2023, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. Due to the true-up for joint interest billing amounts, the Trust remains in a deficit position with Simcoe as of the quarter ended June 30, 2025 and no royalty income was received by the Trust from Simcoe for the three months ended June 30, 2025.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2025, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through June 30, 2025. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2025, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2024.
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

Note 5 — Excess Production Costs
	As of June 30, 2025	As of December 31, 2024
Hugoton Properties	$871,161	$734,035
San Juan Basin – Colorado Properties – Simcoe	37,810	36,622
San Juan Basin – Colorado Properties – Red Willow	24,859	23,181
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$933,830	$793,838
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
The Trustee, acting pursuant to the Trust Indenture, may withhold royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2025 resulted in the balance of the Contingent Reserve being equal to $1,910,899 as of June 30, 2025 and equal to $1,823,165 as of June 30, 2024.

The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributable income before reserve for contingent liabilities and expenses	$195,817	$270,651	$276,815	$417,680
Increase in the Contingent Reserve	(241,301)	(329,789)	(371,992)	(537,673)
Withdrawal from the Contingent Reserve	221,820	268,880	333,119	444,722
Distributable income available for distribution	$176,336	$209,742	$237,942	$324,729
Distributable income available for distribution per unit	$0.0946	$0.1125	$0.1277	$0.1742
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
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
The following summary illustrates the net effect of the components of the actual royalty computation for the periods indicated.
	Three Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$663,787	$216,254	$21,038	$590,092	$311,162	$10,339
Less the Trust’s proportionate share of:
Capital costs recovered	(23,362)	(7,914)	(1,391)	(8,703)	(4,776)	(240)
Operating costs	(521,755)	(152,000)	(10,685)	(418,472)	(219,057)	(4,444)
Net Proceeds(2)	$118,670	$56,340	$8,962	$162,917	$87,329	$5,655
Royalty income(2)	$147,101	$64,792	$8,962	$194,319	$105,398	$5,655
Average sales price	$2.99	$14.81	$63.20	$2.89	$25.67	$68.43
Average production costs(3)	$11.07	$36.54	$85.17	$6.36	$54.52	$56.67
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	49,225	4,376	142	67,173	4,105	83

	Six Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,160,349	$506,583	$32,722	$1,183,660	$621,807	$24,326
Less the Trust’s proportionate share of:
Capital costs recovered	(35,527)	(19,809)	(2,157)	(44,273)	(32,613)	(2,033)
Operating costs	(1,018,982)	(413,241)	(18,112)	(1,014,478)	(469,010)	(11,285)
Net Proceeds(2)	$105,840	$73,533	$12,453	$124,909	$120,184	$11,008
Royalty income(2)	$202,004	$117,360	$12,453	$294,015	$184,006	$11,008
Average sales price	$2.18	$18.23	$62.40	$2.52	$24.41	$67.61
Average production costs(3)	$11.37	$67.28	$101.57	$9.09	$66.54	$81.80
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	92,723	6,436	200	116,475	7,539	163

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

Three Months Ended June 30, 2025 and 2024
Financial Review
	Three Months Ended June 30,
	2025	2024
Royalty income	$220,855	$305,372
Other income	—	—
Interest income	20,446	24,417
General and administrative expense	(45,484)	(59,138)
Income available for distribution prior to cash reserves withheld for Trust expenses	195,817	270,651
Cash reserves withheld for Trust expenses	—	(47,000)
Distributable income	$195,817	$223,651
Distributable income per unit	$0.1051	$0.1200
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s royalty income was $220,855 for the quarter ended June 30, 2025, as compared to $305,372 for the quarter ended June 30, 2024. All of the royalty income received in the quarters ended June 30, 2025 and 2024 was from Hilcorp. The decrease in royalty income was primarily a result of decreases in pricing reported for natural gas liquids and oil and condensate, a decrease in net production for natural gas, increases in operating expenses for natural gas and oil and condensate and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate for Hilcorp, offset in part by an increase in pricing reported for natural gas, increases in net production for natural gas liquids and oil and condensate and a decrease in operating expenses for natural gas liquids for Hilcorp in the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024.
The Trust’s interest income for the quarters ended June 30, 2025 and 2024 was $20,446 and $24,417, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2025 through June 30, 2025.
General and Administrative Expense.   General and administrative expense was $45,484 and $59,138 for the three months ended June 30, 2025 and 2024, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended June 30, 2025, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through June 30, 2025. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2025, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2024. As of June 30, 2025 and 2024, there were $0 and $8,601, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2025 and 2024 resulted in the balance of the Contingent Reserve being equal to $1,910,899 as of June 30, 2025 and equal to $1,823,165 as of June 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2025 was $176,336, representing $0.0946 per unit, as compared to $209,742, representing $0.1125 per unit, for the quarter ended June 30, 2024. Based on 1,863,590 units outstanding for the quarters ended June 30, 2025 and 2024, respectively, the per unit distributions for each month in such periods were as follows:
	2025	2024
April	$0.0250	$0.0192
May	0.0318	0.0545
June	0.0378	0.0388
	$0.0946	$0.1125
Operational Review
Global Oil and Gas Market Impact in 2025
During the second quarter of 2025, announcements regarding changes in trade policies and practices, including the implementation of tariffs and proposed further tariffs, and responses globally, significantly affected global economic conditions. Continued uncertainty and policy changes by the governments of the U.S. and other countries could contribute to further market volatility and deteriorating or prolonged weakened economic conditions and declines in energy prices that may have an adverse effect on revenues and distributions by the Trust. The likelihood of the U.S. or its trading partners imposing new or reciprocal tariffs, export restrictions, or other forms of trade-related sanctions remains uncertain. The business of the Working Interest Owners may be adversely affected by the imposition of tariffs on imports and measures being taken to mitigate its impact. At this time, the full extent to which the tariffs and trade-related actions will negatively impact the global economy and the oil and gas industry is uncertain, but such actions could have a material adverse effect on the Working Interest Owners’ business and financial condition, which could have an adverse effect on Trust distributions.
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
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the royalty income of the Trust during the second quarter of 2025 or 2024.
	Three Months Ended June 30,
	2025	2024
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$415,847	$354,722
Capital expenditures attributable to Hugoton Royalty Properties	$859	$385
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the second quarter of 2025 and in the second quarter of 2024. The lack of royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended June 30, 2025 and 2024, as reported by Scout. The Trust is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs were $415,847 in the second quarter of 2025, as compared to $354,722 in the second quarter of 2024, an increase of approximately 17%. The increase was due primarily to higher lease fuel costs in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Capital expenditures attributable to the Hugoton Royalty Properties were $859 in the second quarter of 2025, as compared to $385 in the second quarter of 2024.

	Three Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.72	$21.30	$—	$2.72	$15.43	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	60,655	4,669	—	71,332	7,093	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were higher for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended June 30,
	2025	2024
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$40,430	$29,495
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Royalty Properties was $0 in both the second quarter of 2025 and in the second quarter of 2024. The lack of royalty income for the three months ended June 30, 2025 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2025. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the three months ended June 30, 2025 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $40,430 in the second quarter of 2025, as compared to $29,495 in the second quarter of 2024. Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the second quarter of 2025 and in the second quarter of 2024.
	Three Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.73	$—	$—	$0.48	$0.70	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	47,173	—	—	64,026	1,234	—
Net production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended June 30,
	2025	2024
Royalty income attributable to San Juan Basin – New Mexico Properties	$220,855	$305,372
Operating costs attributable to San Juan Basin – New Mexico Properties	$228,163	$257,756
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$31,808	$13,334
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $220,855 during the second quarter of 2025, as compared to royalty income of $305,372 during the second quarter of 2024, a decrease of approximately 28%. The decrease in royalty income was primarily a result of decreases in pricing reported for natural gas liquids and oil and condensate, a decrease in net production for natural gas, increases in operating expenses for natural gas and oil and condensate and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate, offset in part by an increase in pricing reported for natural gas, increases in net production for natural gas liquids and oil and condensate and a decrease in operating expenses for natural gas liquids in the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024.
Operating Costs and Capital Expenditures.   Operating costs were $228,163 in the second quarter of 2025, a decrease of approximately 11%, as compared to $257,756 in the second quarter of 2024. This decrease is due to natural gas and natural gas liquids severance taxes being down from receiving credits.

Capital expenditures on these properties were $31,808 in the second quarter of 2025, as compared to $13,334 in the second quarter of 2024.
	Three Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.99	$14.81	$63.20	$2.89	$25.67	$68.43
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − New Mexico Properties	114,770	7,890	333	126.260	7.825	151
Net production volumes attributable to the Royalty paid for San Juan Basin − New Mexico Properties	49,225	4,376	142	67.173	4,105	83
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
Six Months Ended June 30, 2025 and 2024
Financial Review
	Six Months Ended June 30,
	2025	2024
Royalty income	$331,817	$489,029
Other income	(432)	(14,664)
Interest income	40,607	48,645
General and administrative expense	(95,177)	(105,330)
Income available for distribution prior to cash reserves withheld for Trust expenses	276,815	417,680
Cash reserves withheld for Trust expenses	—	(72,000)
Distributable income	$276,815	$345,680
Distributable income per unit	$0.1485	$0.1855
Units outstanding	1,863,590	1,863,590

Royalty and Other Income.   The Trust’s Royalty and other income was $331,385 for the six months ended June 30, 2025, as compared to $474,365 for the six months ended June 30, 2024. All of the Royalty income received in the six months ended June 30, 2025 and 2024 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas, natural gas liquids and oil and condensate, decreases in net production for natural gas and natural gas liquids, and increases in operating expense for oil and condensate for Hilcorp, offset in part by decreases in operating expense for natural gas and natural gas liquids and decreases in capital expenditures for natural gas and natural gas liquids for Hilcorp, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Interest Income.   The Trust’s interest income for the six months ended June 30, 2025 and 2024 was $40,607 and $48,645, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2025 through June 30, 2025.
General and Administrative Expense.   General and administrative expense was $95,177 and $105,330 for the six months ended June 30, 2025 and 2024, respectively. The Trustee’s fees are included in general and administrative expense.
For the six months ended June 30, 2025, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through June 30, 2025. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the six months ended June 30, 2025, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2024. As of each of the six-month periods ended June 30, 2025 and 2024, there were $0 and $8,601, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the six months ended June 30, 2025 and 2024 resulted in the balance of the Contingent Reserve being equal to $1,910,899 as of June 30, 2025 and equal to $1,823,165 as of June 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2025 was $237,942, representing $0.1277 per unit, as compared to $324,729, representing $0.1742 per unit, for the six months ended June 30, 2024.
Operational Review
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the six months ended June 30, 2025.
	Six Months Ended June 30,
	2025	2024
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$903,249	$904,755
Capital expenditures attributable to Hugoton Royalty Properties	$427	$539
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for the six months ended June 30, 2025 and for the six months ended June 30, 2024. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the six months ended June 30, 2025, as reported by Scout. The Trustee is in ongoing discussions with Scout regarding financial and operational information required to be delivered to the Trustee for purposes of timely disclosures by the Trust and is engaged with Scout in the amount of Net Proceeds in past and current periods.
Operating Costs and Capital Expenditures.   Operating costs were $903,249 in the six months ended June 30, 2025, as compared to $904,755 in the six months ended June 30, 2024. Capital expenditures attributable to the Hugoton Royalty Properties were $427 during the six months ended June 30, 2025, as compared to $539 during the six months ended June 30, 2024.
	Six Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.13	$20.77	$—	$3.15	$16.29	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	135,773	9,908	—	147,507	12,443	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—

San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Six Months Ended June 30,
	2025	2024
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$69,656	$73,987
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the six months ended June 30, 2025, as compared to $0 during the same period in 2024. The lack of Royalty income for the six months ended June 30, 2025 was primarily a result of actual expenses being greater than actual revenues. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe included revenues only and did not include any true-up for joint interest billing amounts. The result is that the Trust remains in a deficit position with Simcoe as of the six months ended June 30, 2025. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the six months ended June 30, 2025 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. In March 2025, Simcoe informed the Trustee that it is in the process of performing a true-up for periods from 2020 to 2024. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $69,656 during the six months ended June 30, 2025, as compared to $73,987 during the six months ended June 30, 2024.
	Six Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.65	$0.75	$—	$0.60	$0.68	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	101,541	898	—	127,670	2,250	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	—	—	—

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
San Juan Basin — New Mexico Properties
	Six Months Ended June 30,
	2025	2024
Royalty income attributable to San Juan Basin – New Mexico Properties	$331,818	$489,029
Operating costs attributable to San Juan Basin – New Mexico Properties	$477,430	$516,031
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$57,066	$78,380
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $331,818 for the six months ended June 30, 2025, as compared to $489,029 during the same period in 2024, a decrease of approximately 32%. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas, natural gas liquids and oil and condensate, decreases in net production for natural gas and natural gas liquids, and increases in operating expense for oil and condensate, offset in part by decreases in operating expense for natural gas and natural gas liquids and decreases in capital expenditures for natural gas and natural gas liquids, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Operating Costs and Capital Expenditures.   Operating costs were $477,430 during the six months ended June 30, 2025, a decrease of approximately 7%, as compared to $516,031 during the six months ended June 30, 2024. This decrease is due to natural gas and natural gas liquids severance taxes being down from receiving credits. Capital expenditures on these properties were $57,066 during the six months ended June 30, 2025, a decrease of approximately 27%, as compared to $78,380 during the six months ended June 30, 2024
	Six Months Ended June 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.18	$18.23	$62.40	$2.52	$24.41	$67.61
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	244,873	16,459	524	254,163	17,106	360
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	92,723	6,436	200	116,475	7,539	163
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. During the quarter ended June 30, 2025, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended June 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Date: August 14, 2025
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.