Form 10-Q
period 2025-09-30
MESA ROYALTY TRUST/TX
filed 2025-11-13
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of November 13, 2025 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Royalty income	$128,993	$63,966	$460,810	$552,994
Other income	—	17,347	(432)	2,683
Interest income	21,156	25,887	61,764	74,532
General and administrative expense	(61,255)	(52,258)	(156,433)	(157,587)
Income available for distribution prior to cash reserves withheld for Trust expenses	88,894	54,942	365,709	472,622
Cash reserves withheld for Trust expenses	—	—	—	(72,000)
Distributable income	$88,894	$54,942	$365,709	$400,622
Distributable income per unit	$0.0477	$0.0295	$0.1962	$0.2150
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and short-term investments	$1,999,792	$1,930,126
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,275,593)	(41,240,185)
Total assets	$3,222,233	$3,187,975
LIABILITIES AND TRUST CORPUS
Distributions payable	$72,000	$58,101
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,150,233	3,129,874
Total liabilities and Trust corpus	$3,222,233	$3,187,975
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$3,144,222	$3,108,332	$3,129,874	$3,040,907
Cash reserves withheld for Trust expenses	—	—	—	72,000
Distributable income	88,894	54,942	365,709	400,622
Distributions to unitholders	(72,000)	(10,314)	(309,942)	(335,043)
Amortization of net overriding royalty interest	(10,883)	(6,268)	(35,408)	(31,794)
Trust corpus, end of period	$3,150,233	$3,146,692	$3,150,233	$3,146,692
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
In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe for the periods of 2020 through 2022 included revenues only and did not include any true-up for joint interest billing amounts. In addition, in March 2025, Simcoe informed the Trustee that it is in the process of performing a true-up for periods from 2020 to 2024. Due to the true-up for joint interest billing and other amounts, the Trust remains in a deficit position with Simcoe as of the quarter ended September 30, 2025 and no royalty income was received by the Trust from Simcoe for the three months ended September 30, 2025.
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
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended September 30, 2025, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through September 17, 2025 and a 5.75% annualized return from September 18, 2025 through September 30, 2025. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2025, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2024.
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
Segment reporting
The Trust has one business activity as the owner of an investment in net overriding royalty interest and operates in a single operating and reportable segment. Operating segments are defined as components of an entity for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”), which is the Trustee. The segment participates in activities and derives its income from net overriding royalty interests as reported in the accompanying financial statements, and the CODM uses these factors in making decisions about the allocation of cash reserves for current and future Trust general and administrative expenses and the ultimate distribution to the Trust unitholders.

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

Note 5 — Excess Production Costs
	As of September 30, 2025	As of December 31, 2024
Hugoton Properties	$882,463	$734,035
San Juan Basin – Colorado Properties – Simcoe	23,797	36,622
San Juan Basin – Colorado Properties – Red Willow	23,186	23,181
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$929,446	$793,838
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
The Trustee, acting pursuant to the Trust Indenture, may withhold royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2025 resulted in the balance of the Contingent Reserve being equal to $1,927,792 as of September 30, 2025 and equal to $1,867,792 as of September 30, 2024.

The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributable income before reserve for contingent liabilities and expenses	$88,894	$54,942	$365,709	$472,622
Increase in the Contingent Reserve	(150,149)	(107,200)	(522,141)	(644,873)
Withdrawal from the Contingent Reserve	133,255	62,572	466,375	507,294
Distributable income available for distribution	$72,000	$10,314	$309,943	$335,043
Distributable income available for distribution per unit	$0.0386	$0.0055	$0.1663	$0.1797
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
The following review of the financial condition and results of operations of Mesa Royalty Trust (the “Trust”) should be read in conjunction with the financial statements and notes thereto. The discussion of net production attributable to the Hugoton Royalty Properties and San Juan Basin Royalty Properties (as each is defined below) represents production volumes that are to a large extent hypothetical as the Trust does not own and is not entitled to any specific production volumes. Any discussion of “actual” production volumes represents the reported hydrocarbons that were produced from the properties in which the Trust has an overriding royalty interest. See Note 7 to the financial statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following summary illustrates the net effect of the components of the actual royalty computation for the periods indicated.
	Three Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$501,670	$319,658	$13,516	$320,978	$296,021	$26,805
Less the Trust’s proportionate share of:
Capital costs recovered	(17,029)	(14,463)	(1,075)	(2,918)	(7,683)	(1,038)
Operating costs	(409,297)	(251,508)	(8,097)	(362,332)	(270,311)	(19,553)
Net Proceeds(2)	$75,344	$53,687	$4,344	$(44,272)	$18,027	$6,214
Royalty income(2)	$67,122	$57,527	$4,344	$14,723	$43,029	$6,214
Average sales price	$1.73	$19.40	$55.80	$0.61	$18.05	$71.45
Average production costs(3)	$10.97	$89.70	$117.82	$15.06	$116.59	$236.75
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	38,877	2,965	78	24,249	2,384	87

	Nine Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,662,019	$826,242	$46,238	$1,504,638	$917,827	$51,131
Less the Trust’s proportionate share of:
Capital costs recovered	(52,556)	(34,272)	(3,232)	(47,191)	(40,295)	(3,072)
Operating costs	(1,428,278)	(664,750)	(26,209)	(1,376,810)	(739,321)	(30,837)
Net Proceeds(2)	$181,185	$127,220	$16,797	$80,637	$138,211	$17,222
Royalty income(2)	$269,126	$174,887	$16,797	$308,737	$227,035	$17,222
Average sales price	$2.03	$18.66	$60.32	$1.90	$21.92	$69.57
Average production costs(3)	$11.15	$74.58	$105.72	$8.74	$75.27	$136.98
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	132,809	9,373	278	162,907	10,358	248

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

Three Months Ended September 30, 2025 and 2024
Financial Review
	Three Months Ended September 30,
	2025	2024
Royalty income	$128,993	$63,966
Other income	—	17,347
Interest income	21,156	25,887
General and administrative expense	(61,255)	(52,258)
Income available for distribution prior to cash reserves withheld for Trust expenses	88,894	54,942
Cash reserves withheld for Trust expenses	—	—
Distributable income	$88,894	$54,942
Distributable income per unit	$0.0477	$0.0295
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s royalty and other income was $128,993 for the quarter ended September 30, 2025, as compared to $81,313 for the quarter ended September 30, 2024. All of the royalty income received in the quarters ended September 30, 2025 and 2024 was from Hilcorp. The increase in royalty income was primarily a result of increases in pricing reported for natural gas and natural gas liquids, increases in net production for natural gas and natural gas liquids and a decrease in operating expenses for natural gas liquids and oil and condensate, offset in part by a decrease in pricing reported for oil and condensate, an increase in operating expense for natural gas and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate for Hilcorp in the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024. In August 2024, Simcoe remitted proceeds of $17,347 to the Trust although the Trust remained in a deficit position with Simcoe as of the cash receipt date. The Trustee included these proceeds as Other Income and as an increase in the Contingent Reserve in the third quarter of 2024. However, upon further confirmation in the fourth quarter of 2024 the Trustee determined to include the proceeds as Royalty income and as a decrease in the Contingent reserve.
Interest Income.   The Trust’s interest income for the quarters ended September 30, 2025 and 2024 was $21,156 and $25,887, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2025 through September 17, 2025 and a 5.75% annualized return from September 18, 2025 through September 30, 2025.
General and Administrative Expense.   General and administrative expense was $61,255 and $52,258 for the three months ended September 30, 2025 and 2024, respectively. The Trustee’s fees are included in general and administrative expense.

For the quarter ended September 30, 2025, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through September 17, 2025 and a 5.75% annualized return from September 18, 2025 through September 30, 2025. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended September 30, 2025, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended September 30, 2024. As of September 30, 2025 and 2024, there were $2,652 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended September 30, 2025 and 2024 resulted in the balance of the Contingent Reserve being equal to $1,927,792 as of September 30, 2025 and equal to $1,867,792 as of September 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended September 30, 2025 was $72,000, representing $0.0386 per unit, as compared to $10,314, representing $0.0055 per unit, for the quarter ended September 30, 2024. Based on 1,863,590 units outstanding for the quarters ended September 30, 2025 and 2024, respectively, the per unit distributions for each month in such periods were as follows:
	2025	2024
July	$0.0275	$0.0018
August	0.0094	—
September	0.0017	0.0037
	$0.0386	$0.0055

Operational Review
Global Oil and Gas Market Impact in 2025
In 2025, announcements regarding changes in trade policies and practices, including the implementation of tariffs and proposed further tariffs, and responses globally, significantly affected global economic conditions. Continued uncertainty and policy changes by the governments of the U.S. and other countries could contribute to further market volatility and deteriorating or prolonged weakened economic conditions and declines in energy prices that may have an adverse effect on revenues and distributions by the Trust. The likelihood of the U.S. or its trading partners imposing new or reciprocal tariffs, export restrictions, or other forms of trade-related sanctions remains uncertain. The business of the Working Interest Owners may be adversely affected by the imposition of tariffs on imports and measures being taken to mitigate its impact. At this time, the full extent to which the tariffs and trade-related actions will negatively impact the global economy and the oil and gas industry is uncertain, but such actions could have a material adverse effect on the Working Interest Owners’ business and financial condition, which could have an adverse effect on Trust distributions.
Ongoing uncertainty across the global economy, including effects of the U.S. government shutdown, OPEC+ production plans, domestic economic growth, and Chinese economic growth create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, tariffs and trade policy, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Inflationary pressures in the United States’ economy, trade related actions, high interest rates and global supply disruptions continue to affect the cost of labor and supplies. In addition, changes in economic conditions, including effects of the U.S. government shutdown, relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates, uncertainty regarding tariffs and trade policy, and shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on royalty income during 2025.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the royalty income of the Trust during the third quarter of 2025 or 2024.
	Three Months Ended September 30,
	2025	2024
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$397,736	$397,776
Capital expenditures attributable to Hugoton Royalty Properties	$(46)	$—
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the third quarter of 2025 and in the third quarter of 2024. The lack of royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended September 30, 2025 and 2024, as reported by Scout. The Trust is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
	Three Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.59	$24.72	$—	$2.84	$15.81	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	69,315	5,565	—	76,225	6,133	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were higher for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended September 30,
	2025	2024
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$22,661	$29,402
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Royalty Properties was $0 in both the third quarter of 2025 and in the third quarter of 2024. The lack of royalty income for the three months ended September 30, 2025 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended September 30, 2025. Because of these adjustments reported by Simcoe, the amounts of Net Proceeds reported during the three months ended September 30, 2025 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
	Three Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.72	$—	$—	$0.47	$0.66	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	53,309	—	—	61,274	941	—
Net production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended September 30,
	2025	2024
Royalty income attributable to San Juan Basin – New Mexico Properties	$128,993	$63,966
Operating costs attributable to San Juan Basin – New Mexico Properties	$248,505	$225,018
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$32,613	$11,639
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $128,993 during the third quarter of 2025, as compared to royalty income of $63,966 during the third quarter of 2024, an increase of approximately $65,026. The increase in royalty income was primarily a result of increases in pricing reported for natural gas and natural gas liquids, increases in net production for natural gas and natural gas liquids and a decrease in operating expenses for natural gas liquids and oil and condensate, offset in part by a decrease in pricing reported for oil and condensate, an increase in operating expense for natural gas and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate in the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024.

	Three Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$1.73	$19.40	$55.80	$0.61	$18.05	$71.45
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin — New Mexico Properties	124,236	9,386	242	124,138	10,997	375
Net production volumes attributable to the Royalty paid for San Juan Basin — New Mexico Properties	38,877	2,965	78	24,249	2,384	87
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
Nine Months Ended September 30, 2025 and 2024
Financial Review
	Nine Months Ended September 30,
	2025	2024
Royalty income	$460,810	$552,994
Other income	(432)	2,683
Interest income	61,764	74,532
General and administrative expense	(156,433)	(157,587)
Income available for distribution prior to cash reserves withheld for Trust expenses	365,709	472,622
Cash reserves withheld for Trust expenses	—	(72,000)
Distributable income	$365,709	$400,622
Distributable income per unit	$0.1962	$0.2150
Units outstanding	1,863,590	1,863,590

Royalty and Other Income.   The Trust’s Royalty and other income was $460,378 for the nine months ended September 30, 2025, as compared to $555,678 for the nine months ended September 30, 2024. All of the Royalty income received in the nine months ended September 30, 2025 and 2024 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas liquids and oil and condensate, decreases in net production for natural gas and natural gas liquids, an increase in capital expenditures for natural gas, and an increase in operating expense for natural gas, offset in part by an increase in pricing for natural gas, a decrease in capital expenditures for natural gas liquids and decreases in operating expense for natural gas liquids and oil and condensate for Hilcorp, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Interest Income.   The Trust’s interest income for the nine months ended September 30, 2025 and 2024 was $61,764 and $74,532, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 6.00% annualized return from January 1, 2025 through September 17, 2025 and a 5.75% annualized return from September 18, 2025 through September 30, 2025.
General and Administrative Expense.   General and administrative expense was $156,433 and $157,587 for the nine months ended September 30, 2025 and 2024, respectively. The Trustee’s fees are included in general and administrative expense.
For the nine months ended September 30, 2025, the Trustee was due $356,250 for its services. The Trust paid $324,865 of this amount to the Trustee, and $31,385 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through September 17, 2025 and a 5.75% annualized return from September 18, 2025 through September 30, 2025. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the nine months ended September 30, 2025, the Trustee’s fees were $324,865 and the Working Interest Owners reimbursed a sum of $287,691 to the Trustee, which was the same amount reimbursed for the nine months ended September 30, 2024. As of each of the nine-month periods ended September 30, 2025 and 2024, there were $2,652 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the nine months ended September 30, 2025 and 2024 resulted in the balance of the Contingent Reserve being equal to $1,927,792 as of September 30, 2025 and equal to $1,867,792 as of September 30, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.

Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the nine months ended September 30, 2025 was $309,943, representing $0.1663 per unit, as compared to $335,043, representing $0.1797 per unit, for the nine months ended September 30, 2024.
Operational Review
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the nine months ended September 30, 2025.
	Nine Months Ended September 30,
	2025	2024
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$1,300,986	$1,302,531
Capital expenditures attributable to Hugoton Royalty Properties	$381	$540
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the nine months ended September 30, 2025, as reported by Scout. The Trustee is engaged with Scout in reviewing the amount of Net Proceeds in past and current periods.
	Nine Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.95	$22.19	$—	$3.05	$16.13	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	205,088	15,473	—	223,733	18,576	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—

San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Nine Months Ended September 30,
	2025	2024
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$92,317	$103,389
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the nine months ended September 30, 2025, as compared to $0 during the same period in 2024. The lack of royalty income for the nine months ended September 30, 2025 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the nine months ended September 30, 2025. In September 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe for the periods of 2020 through 2022 included revenues only and did not include any true-up for joint interest billing amounts. In addition, in March 2025, Simcoe informed the Trustee that it is in the process of performing a true-up for periods from 2020 to 2024. The result is that the Trust remains in a deficit position with Simcoe as of the nine months ended September 30, 2025. Due to prior adjustments reported by Simcoe and the true-up for joint interest billing and other amounts, the amounts of Net Proceeds reported during the nine months ended September 30, 2025 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. The Trust is engaged with Simcoe in reviewing the amount of Net Proceeds in past and current periods.
	Nine Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.67	$0.75	$—	$0.56	$0.67	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin — Colorado Properties	154,850	898	—	188,944	3,191	—
Net production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Nine Months Ended September 30,
	2025	2024
Royalty income attributable to San Juan Basin – New Mexico Properties	$460,810	$552,994
Operating costs attributable to San Juan Basin – New Mexico Properties	$725,934	$741,048
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$89,679	$90,018
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $460,810 for the nine months ended September 30, 2025, as compared to $552,994 during the same period in 2024, a decrease of approximately 17%. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas liquids and oil and condensate, decreases in net production for natural gas and natural gas liquids, and increases in operating expense for natural gas, offset in part by an increase in pricing for natural gas, a decrease in capital expenditures for natural gas liquids and decreases in operating expense for natural gas liquids and oil and condensate, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
	Nine Months Ended September 30,
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.03	$18.66	$60.32	$1.90	$21.92	$69.57
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin − New Mexico Properties	369,108	25,845	767	378,301	28,103	735
Net production volumes attributable to the Royalty paid for San Juan Basin − New Mexico Properties	132,809	9,373	278	162,907	10,358	248
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, and disclosures set forth from time to time in the Trust’s filings with the SEC. During the quarter ended September 30, 2025, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended September 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Date: November 13, 2025
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.