Form 10-K
period 2025-12-31
MESA ROYALTY TRUST/TX
filed 2026-03-30
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust held by nonaffiliates of the registrant at the closing sales price on June 30, 2025 of $5.47 was approximately $10,193,837.
As of March 24, 2026, 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.
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
San Juan Basin — Colorado Properties.   The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from a working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to SIMCOE LLC (“Simcoe”), an affiliate of IKAV Energy Inc. BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. On September 16, 2025, Mach Natural Resources LP (Mach) completed the purchase of all membership interests of Simcoe, which included the interest in the San Juan — Colorado Properties. . Simcoe, now a subsidiary of Mach, and Red Willow currently operate the San Juan Basin — Colorado Properties.
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
As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated. Scout, Mach, Red Willow and Hilcorp are each individually referred to herein as “Working Interest Owner” or collectively as the “Working Interest Owners.”
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
(c)   the Trustee can establish cash reserves, place cash reserves in interest bearing accounts or certificates, and borrow funds to pay liabilities of the Trust and can pledge assets of the Trust to secure payment of the borrowings;
(d)   the Trustee will make cash distributions to the unitholders in January, April, July and October each year as discussed more fully in Note 2 of the Notes to Financial Statements contained in Item 8 of this Form 10-K;
(e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s Royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and
(f)   Scout, Hilcorp and Simcoe, now a subsidiary of Mach, will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.
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
DESCRIPTION OF THE UNITS
Each unit of beneficial interest is evidenced by a transferable certificate issued by the Trustee or book-entry notation maintained by the Trust’s transfer agent. Each unit ranks equally for purposes of distributions and has one vote on any matter submitted to unitholders. A total of 1,863,590 units were outstanding at March 24, 2026.
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

The Working Interest Owners reimburse the Trust for portions of the total expenses incurred each month. The portions of expenses incurred by the Trustee without reimbursement from the Working Interest Owners are unreimbursed expenses. Unreimbursed expenses for any reporting period are included in general and administrative expenses, which results in a reduction of distributable income. As of December 31, 2025, there were $0 of unreimbursed expenses.
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

DESCRIPTION OF ROYALTY PROPERTIES
Producing Acreage and Wells as of December 31, 2025
Detailed information concerning the number of wells and producing acres on Royalty Properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells and acreage located on the Royalty Properties cannot readily be obtained from the Working Interest Owners.
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
San Juan Basin Royalty Properties
The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from a working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to Simcoe. BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. On September 16, 2025, Mach completed the purchase of all membership interests of Simcoe, which included the interest in the San Juan Basin — Colorado Properties.
The Trust has not been informed by any of the other Working Interest Owners of any exploratory or development wells drilled on any Royalty Properties during 2025, 2024 or 2023.
Reserves
A study of the proved oil and gas reserves covering the Hugoton Royalty Properties and San Juan Basin Royalty Properties (the “Reserve Report”) and attributable to the Trust has been made by Miller and Lents, independent petroleum engineering consultants, as of December 31, 2025. A copy of this Reserve Report has been filed as Exhibit 99 to this Form 10-K. Miller and Lents restricts its activities exclusively to consultation. It does not accept contingency fees or other compensation that may be considered to be conditional upon the outcome of its studies. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. In serving the petroleum industry and financial community, the firm’s experienced staff provides knowledge, independent judgment, integrity, and confidential service to its clients. The firm is a Texas Registered Engineering Firm, No. F1442.
Production of the Reserve Report was supervised by a Senior Vice President at Miller and Lents, Ltd. who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 14 years of relevant experience in the estimation, assessment and evaluation of oil and gas reserves. She graduated from the University of Tennessee in 2011 with a degree in Mechanical Engineering.
The Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income. Estimates of the gross and net proved reserves, as of December 31, 2025, of the Trust’s ownership in the net overriding royalty interests in the Royalty Properties are presented below. Total liquid reserves (condensate and natural gas liquids) are expressed in thousands of barrels (Mbbl) and gas reserves are expressed in millions of cubic feet (MMcf).

	Simcoe	Hilcorp	Scout	Total
Proved Developed
Oil and Condensate	0	8	0	8
Natural Gas Liquids	0	318	3	321
Gas	1,378	4,469	38	5,885
Proved Undeveloped
Oil and Condensate	0	0	0	0
Natural Gas Liquids	0	0	0	0
Gas	0	0	0	0
Total, Proved
Oil and Condensate	0	8	0	8
Natural Gas Liquids	0	318	3	321
Gas	1,378	4,469	38	5,885

(1)
Data from Red Willow was omitted in the Reserve Report, because it operates an immaterial number of wells relative to the total number of wells currently producing from the Royalty Properties. Excess production costs related to Red Willow as of December 31, 2025 are included in Net Proceeds paid to the Trust by Red Willow.

The estimated future net revenue and standardized measure of future net Royalty income, discounted at 10 percent per annum attributable to the Trust’s Royalty as of December 31, 2025 is summarized in the table below. These estimates are provided based upon the economic assumptions furnished by the Working Interest Owners, and are expressed in thousands of dollars:
	Simcoe	Hilcorp	Scout	Total
Future Royalty income(1)	$1,118	$23,333	$176	$24,627
Standardized Measure of Future Net Royalty Income, discounted at 10% per annum(1)	$655	$10,236	$126	$11,017

(1)
Future income tax expenses were excluded in the preparation of these estimates.

Please read “Summary Reserve Report from Miller and Lents” attached hereto as Exhibit 99 for more information. The information herein is qualified in its entirety by such Summary Reserve Report.
The Reserve Report was delivered to the Trustee on March 10, 2026. Net reserves attributable to the Trust are calculated from the Trust’s net revenues for each of the Working Interest Owners. To estimate net gas reserves, the Trust’s total net revenue from each of the Working Interest Owners is divided by the net value of 1 Mcf of gas. The net value of 1 Mcf of gas is the gas price per Mcf, plus the condensate value per Mcf of gas, plus the NGL value per Mcf of gas. The net condensate and NGL reserves are calculated by multiplying their respective yields by the net gas reserves. Revenue values used in the Reserve Report were estimated using the following prices: (1) oil prices — $56.18 per Bbl; (2) natural gas liquids prices — $30.16 per Bbl for the San Juan Basin-New Mexico Royalty Properties and $20.16 per Bbl for Hugoton Royalty Properties; and (3) natural gas prices — $2.97 per Mcf for San Juan Basin-New Mexico Royalty Properties, $0.81 per Mcf for San Juan Basin-Colorado Royalty Properties and $3.13 per Mcf for Hugoton Royalty Properties, with the initial prices also used as weighted average prices held constant thereafter over the lives of the properties. Estimates of operating expenses were based on current expenses and used for the life of the Royalty Properties with no increases in the future based on inflation.
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
The Trustee has been advised that each of the foregoing estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Accordingly, the estimates are based on existing economic and operating conditions in effect at December 31, 2025, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve reports. Because reserve reports are limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Miller and Lents. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.
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
	Hugoton			San Juan Basin — New Mexico			San Juan Basin — Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2025:
Average Sales Price	$3.80	$22.55	$—	$2.04	$18.13	$58.44	$0.68	$0.75	$—	$2.25	$19.52	$58.44
Average Production Costs(1)	$—	$—	$—	$3.68	$31.85	$104.42	$—	$—	$—	$11.10	$74.66	$104.42
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(2)	—	—	—	172,715	12,487	383	—	—	—	172,715	12,487	383
Year ended December 31, 2024:
Average Sales Price	$3.02	$16.75	$—	$1.69	$21.59	$68.81	$0.55	$0.67	$—	$1.80	$18.52	$68.81
Average Production Costs(1)	$—	$—	$—	$2.64	$45.15	$159.36	$2.12	$—	$—	$7.44	$82.31	$159.36
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(2)	—	—	—	195,665	12,145	297	64,875	1,191	—	260,540	13,336	297

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

CONTRACTS
Hugoton Royalty Properties
Natural gas and natural gas liquids produced by Scout from the Hugoton Royalty Properties accounted for approximately 0% of the Royalty income of the Trust for the year ended December 31, 2025. Since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts to multiple purchasers. Scout has advised the Trust that it expects to continue to market natural gas production from the Hugoton field under short-term and multi-month contracts. Overall average daily market prices received for natural gas from Hugoton Royalty Properties were higher for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For the year ended December 31, 2025, Scout provided Process (as defined in the Conveyance) services for the Hugoton Royalty Properties, and such services are charged against the Royalty in accordance with the terms of the Conveyance.
San Juan Basin
Natural gas, oil, condensate and natural gas liquids produced from the San Juan Basin — New Mexico Royalty Properties accounted for all of the Royalty income of the Trust for the year ended December 31, 2025. In 2025, Simcoe previously informed the Trustee that a portion of the natural gas produced from the San Juan Basin — Colorado Royalty Properties was sold on the spot market, and some of the natural gas produced from the San Juan Basin — Colorado Properties was sold pursuant to fixed price contracts. Under such fixed price contractual arrangements, the Trust may not benefit from increases in commodity prices to the extent a variable or market-based price arrangement would otherwise increase revenues to the Trust.
Market for Natural Gas
The amount of cash distributions by the Trust is dependent on, among other things, the sales prices realized for natural gas produced from the Royalty Properties and the quantities of gas sold. According to the U.S. Energy Information Administration of the Department of Energy, the average Henry Hub Natural Gas Spot Prices were $2.19 per MMBtu in 2024 and increased to $3.52 per MMBtu in 2025. Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amounts of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in those periods. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods. Henry Hub Natural Gas Spot Prices are quoted in MMBtu, a commonly used energy measurement that has a conversion formula defined and published by the SEC for the purpose of estimating price per Mcf in the Reserve Report. Depending on the contractual arrangements and pricing applicable to production by the Working Interest Owners, the Trust may not benefit from increases in commodity prices as reported on the spot markets.
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
REGULATION AND PRICES
General
The production and sale of natural gas from the Royalty Properties are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics, including levels of demand and pricing, are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, by changes in such laws, and by constantly changing administrative regulations. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of liquified natural gas to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorization. On January 20, 2025, President Trump reversed the pause on liquified natural gas and directed the Office of Fossil Energy and Carbon Management to resume consideration of pending applications to export liquified natural gas to countries without free trade agreements with the United States.
In March 2025, the EPA announced several regulatory actions seeking to alleviate the regulatory burden on the oil and gas industry. While the EPA reconsiders several rules impacting the exploration and production of oil and gas, it is likely that the current versions of the regulations will remain in effect during the process. Additionally, states remain active in environmental regulation and implementing climate related initiatives.
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
Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to federal minimum safety requirements. These requirements, however, are not applicable to, among other things, onshore gathering of gas (i) through a pipeline that operates at less than 0 psig; (ii) through a pipeline that is not a regulated onshore gathering line (as determined in 49 C.F.R. § 192.8); and (iii) within the inlets of the Gulf of America, except for the requirements in 49 C.F.R. § 192.612. The Royalty Properties are located in the Hugoton field of Kansas and the San Juan Basin of New Mexico and Colorado. Each of Colorado, Kansas and New Mexico has adopted the federal minimum safety requirements for intrastate pipelines within their borders. It is possible that future changes in applicable pipeline safety law may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.
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

Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas. The Working Interest Owners have advised the Trust that they are not at this time involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state or local environmental protection laws and regulations which would have a material adverse effect on the Working Interest Owners’ financial position or results of operations. The Working Interest Owners have also advised the Trust that they maintain insurance for costs of cleanup obligations, but that they are not fully insured against all such risks.
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
Net Proceeds and the Trust’s quarterly distributions are heavily influenced by commodity prices realized from the sale of natural gas, and any material decrease in such prices could reduce the amount of Trust distributions. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:
•
political conditions worldwide, in particular sanctions, political disruption, war and other armed conflicts that affect oil and gas supply and transportation, including current hostilities in the Middle East and Ukraine;

•
worldwide economic conditions, including conditions affecting interest rates and availability of financing;

•
OPEC+ production plans and actions impacting global supply and demand;

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
Crude oil prices have been historically volatile and fell sharply during the pandemic. Oil demand rebounded in the second half of 2020, and prices increased in 2021 and 2022, decreased in 2023, increased slightly in 2024 and decreased in 2025. Crude oil prices increased sharply above $100 per barrel in connection with Middle East hostilities in March 2026. The NYMEX crude oil spot prices per Bbl were $57.42 and $71.72 as of December 31, 2025 and December 30, 2024, respectively. As of March 25, 2026, the price was $90.32 per Bbl. Prices have been volatile, driven by ongoing geopolitical tensions. The Trust cannot predict the timing or the duration of any economic cycle or other adverse events and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected. When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the underlying properties may decline as some projects may become uneconomic and are either delayed or eliminated. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Based on information provided by the Working Interest Owners, natural gas and natural gas liquids produced from the Royalty Properties may be sold under short-term or multi-month contracts or on the spot market. Depending on the contractual arrangements and pricing applicable to production by the Working Interest Owners, the Trust may not benefit from increases in commodity prices as reported on the spot markets.

Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Natural gas prices have been historically volatile and fell sharply during the pandemic. During the five years prior to December 31, 2025, Henry Hub natural gas prices have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.21 per MMBtu in 2024. Eliminating the unusually high prices in 2021 which were due to extreme winter weather, the natural gas prices ranged from a high of $9.86 per MMBtu in 2025 to a low of $1.21 per MMBtu in 2024. On December 31, 2025, the Henry Hub Natural Gas Spot Price was $4.00 per MMBtu. The spike in price on January 17, 2025 to $9.86 per MMBtu was due to extremely cold weather throughout both the northern and southern states, including widespread snow in the south, thus increasing demand. Increases in natural gas prices in 2025 were driven by stronger demand both at home and globally. Declines in natural gas prices may be caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. Any increase in natural gas production could cause the prices for natural gas to fall to lower levels. If prices for natural gas remain depressed for lengthy periods, the Trustee may be required to write down the value of the Trust’s oil and gas properties. In addition, sustained low prices for gas will negatively impact the value of the Trust’s estimated reserves and reduce Net Proceeds and the amount of cash the Trustee would otherwise have available to pay cash distributions to unitholders.
Any decreases in prices of natural gas on the spot market, or in prices reported by Working Interest Owners under applicable contractual arrangements, may materially and adversely affect cash generated from operations, results of operations and reduce Net Proceeds available to the Trust and distributions to Trust unitholders.
Natural gas and natural gas liquids produced from the Royalty Properties may be sold by the Working Interest Owners on the spot market or at prices determined by contract, including at fixed or variable prices. To the extent prices are determined by fixed price contracts, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders. Depending on the contractual arrangements and pricing applicable to production by the Working Interest Owners, the Trust may not benefit from increases in commodity prices as reported on the spot markets.
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
Total excess production costs increased to $938,738 at December 31, 2025 from $793,838 at December 31, 2024, as reported by the Working Interest Owners. Please see Note 5 — Excess Production Costs in the Notes to Financial Statements under Item 8 of this Form 10-K.
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
The quantities of reserves attributable to the Royalty Properties and the Royalty interest increased in 2025 and may decrease in the future as a result of decreases in the price of oil, natural gas or natural gas liquids or other factors.
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
Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated natural gas and oil reserves attributable to the Royalty. In accordance with SEC definitions, estimated future net revenues from proved reserves were computed using the unweighted arithmetic twelve-month average of the first-day-of-the-month price for each month in 2025. Price differentials were calculated for each Working Interest Owner based on the monthly average price received and the monthly average historical benchmark prices and were applied on a constant basis for gas, condensate, and NGLs. The average prices, after appropriate adjustments, and the average operating costs were held constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor used when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
Trust unitholders and the Trustee have no influence or control over the operation or development of the Royalty Properties.
Neither the Trustee nor the unitholders can influence or control the operation or future development of the underlying properties. The Royalty Properties are owned by the Working Interest Owners, who are independent from the Trust. The Working Interest Owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty. Additionally, the Working Interest Owners have the ability to enter into contractual arrangements at their discretion that may not be advantageous to the Trust, depending on future commodity pricing. For example, Simcoe previously informed the Trustee that some of the natural gas produced from the San Juan Basin — Colorado Properties was being sold pursuant to fixed price contracts. To the extent prices are determined by fixed price contracts, any increases in spot prices may not result in a corresponding increase in Net Proceeds received by the Trust or in the amount of cash available to pay cash distributions to unitholders.
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
Under the terms of the Trust Indenture, the Trustee is entitled to rely, and in fact relies on certain experts in good faith. This reliance includes the use of an independent petroleum engineering consultant to prepare estimates of net proved reserves attributable to the Trust. This independent petroleum engineering consultant in turn relies on information provided to it by the Working Interest Owners. While the Trustee has no reason to believe its reliance on experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness as compared to the management and oversight of entity forms other than trusts.
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
Warfare, terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or political actions taken in response, cause instability in the global financial and energy markets. Terrorism and sustained military campaigns, including political turmoil, warfare or continuing attacks in Ukraine and in the Middle East, such as the recent closure of the Strait of Hormuz and recent hostilities in the Middle East region, could adversely affect Trust distributions or the market price of the units in unpredictable ways, including through inflationary pressures, the disruption of supply chains and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the underlying properties rely could be a direct target or an indirect casualty of a cyber-attack or an act of terror. Political and military events in Ukraine, the Middle East and other countries, including warfare between Ukraine and Russia, hostilities and geopolitical risk in the Middle East and global trading sanctions and tariffs may also have an adverse impact on Trust distributions or the market price of the units and may negatively affect our results of operations.

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
There is inherent risk of environmental costs and liabilities in the oil and gas business as a result of the handling of petroleum hydrocarbons and oilfield and industrial wastes, air emissions and wastewater discharges related to current operations as well as historical industry operations and waste disposal practices. Some environmental laws and regulations may impose strict liability which means that in some situations the Working Interest Owners could be exposed to liability as a result of conduct that was without fault or lawful at the time it occurred or as a result of the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on Trust distributions.
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
Each Working Interest Owner has its own system of tracking revenues and expenses related to production from its respective Royalty Properties. From time to time, the Working Interest Owners may not be in a position to ascertain actual revenue or expense amounts for a given period due to technological factors or because of a transition period in which a new Working Interest Owner begins operating a Royalty Property. During periods in which actual revenue or expense amounts cannot be ascertained, the Working Interest Owners may instead calculate amounts due to the Trust based on estimated revenue or expense amounts using historical data. Such estimates may be materially inaccurate and result in overpayments or underpayments to the Trust during a given period. The amounts of Net Proceeds reported by a Working Interest Owner for any period may not be representative of Net Proceeds that will be received by the Trust in future periods. Net Proceeds received by the Trust are subject to significant variability from period to period.
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
Item 1B.
Unresolved Staff Comments.

None.

Item 1C.
Cybersecurity

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2025 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Cybersecurity organization, led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. Cybersecurity’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. Cybersecurity monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, Cybersecurity maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon’s information security management system is certified to the ISO 27001 standard by an independent, accredited certification body, and BNY Mellon maintains this certification through periodic external audits and ongoing monitoring.
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
Cybersecurity is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for Cybersecurity and management designed to help identify, assess and manage cybersecurity risk.
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
At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning Cybersecurity and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board and the full Board of Directors. The Technology Oversight Committee is chaired by the Chief Information Officer and Global Head of Engineering (the “CIO”).
BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Enterprise Risk Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.
BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CIO joined BNY Mellon in 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s CISO joined BNY Mellon in 2025 and previously led the global assurance function for cybersecurity and technology controls at a global systemically important financial institution. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions. BNY Mellon believes that refreshing leadership in the CIO, CISO and Chief Technology Risk Officer roles brings new perspectives and specialized expertise to enhance cybersecurity practices, while continuity is safeguarded through disciplined succession and transition planning.
Item 2.
Properties.

Reference is made to “Item 1. Business — Description of the Underlying Properties” and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program,” which are incorporated herein by reference.
Item 3.
Legal Proceedings.

Currently, except as described below, the Trust is not aware of any material legal proceedings pending to which the Trust is a party or of which any of its property is the subject. Based on information provided by Scout, there is a pending case that seeks to increase royalty calculations for wells operated by Scout in Kansas that flow through the Jayhawk plant. Scout is defending against the lawsuit, Cooper-Clark Foundation v. Scout Energy Management, LLC, District Court, Kansas, question certified to the Kansas Supreme Court. In the event of an adverse result in the litigation, there may be a recalculation of prior royalties, and resulting net profits available to the Trust for the time period, as to those wells included in the litigation, which at this time Scout believes to only include three wells in which the Trust owns an interest. Based on current information provided by Scout, Scout does not anticipate any material adverse effect on the Trust.
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

None.

PART II
Item 5.
Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The units of beneficial interest of the Trust are traded on the New York Stock Exchange under the ticker symbol “MTR”.
At December 31, 2025, the 1,863,590 units outstanding were held by 374 unitholders of record. The Trust did not repurchase any units during the period covered by this Form 10-K.
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

Pursuant to past conveyances, Scout, Hilcorp, Simcoe, now a subsidiary of Mach and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of Scout, Hilcorp, Mach and Red Willow being a “Working Interest Owner”, and together, the “Working Interest Owners”). As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe, now a subsidiary of Mach, and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated.
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
Net Proceeds and the Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. The Trust’s Royalty income and its distributions to unitholders are heavily influenced by the sale prices received from marketing of production, whether prices received by the Working Interest Owners are market prices or prices determined from time to time by contract. Depending on the contractual arrangements and pricing applicable to production by the Working Interest Owners, the Trust may not benefit from increases in commodity prices as reported on the spot markets. The trading price of the units is substantially related to commodity prices and the Trust’s Royalty income.
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
In addition, the Working Interest Owners reimburse the Trust each quarter for certain expenses incurred by the Trust on their behalf. As of December 31, 2025 and 2024, there were $0 and $0 of unreimbursed expenses, respectively. In accordance with the provisions of the Conveyance, generally all revenues received by the Trust, net of unreimbursed Trust administrative expenses and sums paid to or from any reserves established pursuant to the Trust Indenture, are distributed to the unitholders.
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
The net effects of such adjustments for the year ended December 31, 2025 resulted in the balance of the Contingent Reserve being equal to $1,949,017 as of December 31, 2025. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million, which will reduce Net Proceeds available to the Trust and distributions to Trust unitholders. The amount and timing of the addition to the Contingent Reserve will be determined by the Trustee on a monthly basis and is expected to vary in future periods depending on circumstances at the time.
Capital Resources.   The Trust is a passive entity that does not undertake or control any capital projects or make capital expenditures. While the Trust’s Royalty income is net of capital expenditures, these capital expenditures are controlled and paid by the Working Interest Owners, and the Trust receives Royalty income net of these expenses. Therefore, the Trust has no material commitments for capital expenditures.

Years Ended December 31, 2025 and 2024
SUMMARY OF ROYALTY INCOME, PRODUCTION, PRICES AND COSTS (Unaudited)
	Hugoton			San Juan Basin – New Mexico			San Juan Basin – Colorado			Total
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Year ended December 31, 2025:
The Trust’s proportionate share of – Gross Proceeds(1)	$1,048,477	$479,946	$—	$989,331	$624,147	$62,426	$140,657	$675	$—	$2,178,465	$1,104,768	$62,426
Less the Trust’s proportionate share of – Capital costs	(357)	(69)	—	(59,854)	(38,702)	(3,744)	—	—	—	(60,211)	(38,771)	(3,744)
Operating costs	(1,159,117)	(534,497)	—	(576,465)	(359,017)	(36,282)	(120,614)	—	—	(1,856,196)	(893,514)	(36,282)
Net Proceeds(2)	$(110,997)	$(54,620)	$—	$353,012	$226,428	$22,400	$20,043	$675	$—	$262,058	$172,483	$22,400
Royalty Income(2)	$—	$—	$—	$353,012	$226,428	$22,400	$—	$—	$—	$353,012	$226,428	$22,400
Average Sales Price	$3.80	$22.55	$—	$2.04	$18.13	$58.44	$0.68	$0.75	$—	$2.25	$19.52	$58.44
Average Production Costs(3)	$—	$—	$—	$3.68	$31.85	$104.42	$2.12	$—	$—	$11.10	$74.66	$104.42
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	—	—	—	172,715	12,487	383	—	—	—	172,715	12,487	383
Year ended December 31, 2024:
The Trust’s proportionate share of – Gross Proceeds(1)	$901,864	$397,026	$—	$848,404	$810,622	$67,824	$135,105	$2,739	$—	$1,885,373	$1,210,387	$67,824
Less the Trust’s proportionate share of – Capital costs	(2,353)	(1,155)	—	(66,889)	(69,842)	(5,620)	—	—	—	(69,242)	(70,997)	(5,620)
Operating costs	(1,280,924)	(548,163)	—	(450,158)	(478,543)	(41,749)	(137,247)	—	—	(1,868,329)	(1,026,706)	(41,749)
Net Proceeds(2)	$(381,413)	$(152,292)	$—	$331,357	$262,237	$20,455	$(2,142)	$2,739	$—	$(52,198)	$112,684	$20,455
Royalty Income(2)	$—	$—	$—	$331,357	$262,237	$20,455	$34,321	$794	$—	$365,678	$263,031	$20,455
Average Sales Price	$3.02	$16.75	$—	$1.69	$21.59	$68.81	$0.55	$0.67	$—	$1.80	$18.52	$68.81
Average Production Costs(3)	$—	$—	$—	$2.64	$45.15	$159.36	$2.12	$—	$—	$7.44	$82.31	$159.36
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	—	—	—	195,665	12,145	297	64,875	1,191	—	260,540	13,336	297

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

Financial Review
	2025	2024
Royalty income	$601,840	$649,164
Other income (loss)	(432)	(14,664)
Interest income	81,330	96,855
General and administrative expense	(171,832)	(196,399)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	510,906	534,956
Cash reserves withheld for Trust expenses	—	(72,000)
Distributable income	$510,906	$462,956
Distributable income per unit	$0.2742	$0.2484
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s Royalty and other income was $601,408 and $634,500 for the years ended December 31, 2025 and 2024, respectively. All of the royalty income received in the year ended December 31, 2025 and the majority of royalty income received in the year ended December 31, 2024 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing reported for natural gas liquids and oil and condensate, decreases in net production volumes for natural gas and an increase in operating costs for natural gas for Hilcorp. This was offset in part by an increase in pricing reported for natural gas, decreases in operating costs for natural gas liquids and oil and condensate, increases in net production volumes for natural gas liquids and oil and condensate, and decreases in capital costs for natural gas, natural gas liquids and oil and condensate for Hilcorp for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Interest Income.   The Trust’s interest income for the years ended December 31, 2025 and 2024 was $81,330 and $96,855, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to 1.5% below the prime interest rate.
General and Administrative Expense.   General and administrative expense was $171,832 and $196,399 for the years ended December 31, 2025 and 2024, respectively. The Trustee’s fees are included in general and administrative expense.
For the year ended December 31, 2025, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through September 17, 2025, a 5.75% annualized return from September 18, 2025 through October 29, 2025, a 5.50% annualized return from October 30 through December 10, 2025, and a 5.25% annualized return from December 11, 2025 through December 31, 2025. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve. The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2025, the Trustee’s aggregate fees were $433,153 and the Working Interest Owners reimbursed the aggregate sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2024. As of the years ended December 31, 2025 and 2024, the Trust incurred unreimbursed expenses of $0 and $0, respectively.

The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the balance of the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2025 resulted in the balance of the Contingent Reserve being equal to $1,949,017 as of December 31, 2025 and equal to $1,872,026 as of December 31, 2024. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each year includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals to and from the Contingent Reserve (if any). Distributable income available for distribution for the years ended December 31, 2025 and 2024 was $433,915 and $393,144, respectively. For the years ended December 31, 2025 and 2024, the Trust calculated total aggregate distributions of $0.2328 and $0.2109 per unit, respectively.
Operational Review
Working Interest Owner and Industry Update
The West Texas Intermediate spot price of crude oil decreased from $71.72 per barrel on December 31, 2024 to $57.42 per barrel on December 31, 2025. The Henry Hub Natural Gas Spot Prices increased from $3.40 per MMBtu on December 31, 2024 to $4.00 per MMBtu on December 31, 2025. Ongoing uncertainty across the global economy, including effects of the U.S. government shutdown, OPEC+ production plans, domestic economic growth, and Chinese economic growth create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions such as by OPEC+, uneven global supply and demand trends, tariffs and trade policy, sanctions, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, including the recent closure of the Strait of Hormuz and recent hostilities in the Middle East region, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather events, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Inflationary pressures in the United States’ economy, trade related actions, high interest rates and global supply and transportation disruptions as well as global security concerns, continue to affect the cost of labor and supplies. In addition, changes in economic conditions, including effects of the U.S. government shutdown, relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates, uncertainty regarding tariffs and trade policy, and shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on royalty income during 2026. While increases in oil and gas prices may temporarily enhance royalty income and distributions, these benefits remain subject to ongoing risks from global economic and political volatility.
Hugoton Royalty Properties
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for both of the years ended December 31, 2025 and 2024. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the years ended December 31, 2025 and 2024, as reported by Scout.
Operating Costs and Capital Expenditures.   Operating costs attributable to the Hugoton Royalty Properties for the year ended December 31, 2025 were $1,693,614, a decrease of approximately 7.4% as compared to $1,829,086 for the year ended December 31, 2024. Capital expenditures on these properties were $426 for the year ended December 31, 2025, a decrease of $3,082, as compared to $3,508 for the year ended December 31, 2024.

	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.80	$22.55	—	$3.02	$16.75	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	276,151	21,279	—	298,972	23,697	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
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
San Juan Basin — Colorado Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2025 and 2024 was $0 and $35,115, respectively. The lack of royalty income for the twelve months ended December 31, 2025 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the twelve months ended December 31, 2025. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe for the periods of 2020 through 2022 included revenues only and did not include any true-up for joint interest billing amounts. In addition, in March 2025, Simcoe informed the Trustee that it was in process of performing a true-up for periods from 2020 to 2024. The result is that the Trust remains in a deficit position with Simcoe as of the twelve months ended December 31, 2025. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe, adjusted against the outstanding expenses and recovered by Simcoe for the year ended December 31, 2025 were $24,252, leaving a balance of $12,371 to be recovered from future proceeds, if any. Due to prior adjustments reported by Simcoe and the true-up for joint interest billing and other amounts, the amounts of Net Proceeds reported during the twelve months ended December 31, 2025 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters. On September 16, 2025, Mach completed the purchase of all membership interests of Simcoe, which included the interest in the San Juan Basin — Colorado Properties.
Operating Costs and Capital Expenditures. Operating costs attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2025 and 2024 were $120,614 and $137,247, respectively, a decrease of approximately 12%.
There were no capital expenditures attributable to the San Juan Basin — Colorado Properties for the years ended December 31, 2025 or 2024.

	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.68	$0.75	—	$0.55	$0.67	—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	207,369	898	—	246,373	4,108	—
Net production volumes attributable to the Royalty paid for San Juan Basin − Colorado Properties	—	—	—	64,875	1,191	—

(1)
Per information previously provided by Simcoe, Simcoe paid Royalty amounts based on the same blended Weighted Average Sales Price (“WASP”) that Simcoe receives from their purchaser. WASP is defined as: for each delivery point, a price per MMBtu for each month equal to gas proceeds less transportation costs, divided by the total number of first of month baseload MMBtus of gas sold at such delivery point. Sales prices received by Simcoe may be higher or lower than current market prices which may result in gas prices received by the Trust that are higher or lower than current market average gas prices.

San Juan Basin — New Mexico Properties
Royalty Income.   Royalty income attributable to the San Juan Basin — New Mexico Properties for the years ended December 31, 2025 and 2024 was $601,840 and $614,049, respectively. The decrease was primarily a result of decreases in pricing reported for natural gas liquids and oil and condensate, a decrease in net production volumes for natural gas, and an increase in operating costs for natural gas. This was offset in part by an increase in pricing reported for natural gas, decreases in operating costs for natural gas liquids and oil and condensate, increases in net production volumes for natural gas liquids and oil and condensate and decreases in capital costs for natural gas, natural gas liquids and oil and condensate for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Operating Costs and Capital Expenditures.   Operating costs were $971,764 for the year ended December 31, 2025, as compared to $970,450 for the year ended December 31, 2024.
Capital expenditures on these properties for the years ended December 31, 2025 and 2024 were $102,300 and $142,351, respectively. The decrease of approximately 28% for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to completing over 114 fewer projects in 2025 as compared to 2024, which included seven (7) major recompletes in 2025 as compared to 16 major recompletes in 2024.
	2025			2024
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.04	$18.13	$58.44	$1.69	$21.59	$68.81
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	484,042	34,419	1,068	500,979	37,543	986
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	172,715	12,487	383	195,665	12,145	297

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
811 Main Street
Houston, TX 77002
Report of Independent Registered Public Accounting Firm
To the Unitholders of Mesa Royalty Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee Mesa Royalty Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Royalty Trust (the Trust) as of December 31, 2025, and 2024, the related statements of distributable income and changes in trust corpus for each of the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and 2024, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting as described in Note 2 to the financial statements.
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
Assessment of the impact of estimated proved oil and gas reserves on amortization of net overriding royalty interests in oil and gas properties
As discussed in Note 2 to the financial statements, the Trust computes amortization of the net overriding royalty interests in oil and gas properties on a unit-of-production basis and charges it directly to trust corpus as such amount does not affect distributable income. For the year ended December 31, 2025, the Trust recorded amortization of the net overriding royalty interests of $44,555.
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
March 30, 2026

Item 8.
Financial Statements and Supplementary Data.

MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
	Years Ended December 31,
	2025	2024
Royalty income	$601,840	$649,164
Other income (loss)	(432)	(14,664)
Interest income	81,330	96,855
General and administrative expenses	(171,832)	(196,399)
Income available for distribution prior to cash reserves used/(withheld) for Trust expenses	$510,906	$534,956
Cash reserves withheld for current Trust expenses	—	(72,000)
Distributable income	$510,906	$462,956
Distributable income per unit	$0.2742	$0.2484
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	December 31,
	2025	2024
ASSETS
Cash and short-term investments	$2,072,989	$1,930,126
Net overriding royalty interests in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,284,741)	(41,240,185)
Total assets	$3,286,282	$3,187,975
LIABILITIES AND TRUST CORPUS
Distributions payable	$123,972	$58,101
Trust corpus (1,863,590) units of beneficial interest, issued and outstanding)	3,162,310	3,129,874
Total liabilities and trust corpus	$3,286,282	$3,187,975
(The accompanying notes are an integral part of these financial statements.)

STATEMENTS OF CHANGES IN TRUST CORPUS
	Years Ended December 31,
	2025	2024
Trust corpus, beginning of year	$3,129,874	$3,040,907
Cash reserves withheld for current Trust expenses	—	72,000
Distributable income	510,906	462,956
Distributions to unitholders	(433,915)	(393,144)
Amortization of net overriding royalty interests	(44,555)	(52,845)
Trust corpus, end of year	$3,162,310	$3,129,874
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
San Juan Basin — Colorado Properties.   The Trust’s interest in the San Juan Basin Royalty Properties was conveyed from a working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. ConocoPhillips sold the portion of its interests in the San Juan Basin — Colorado Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (“Red Willow”) (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the San Juan Basin — Colorado Properties to BP Amoco Company (“BP”), a subsidiary of BP p.l.c. On February 28, 2020, BP completed the sale of all of its interest in the San Juan Basin — Colorado Properties to SIMCOE LLC, (“Simcoe”), an affiliate of IKAV Energy Inc. BP, under a transition services agreement with Simcoe, operated the properties until December 1, 2020. On September 16, 2025, Mach Natural Resources LP (Mach) completed the purchase of all membership interests of Simcoe, which included the interest in the San Juan Basin — Colorado Properties. Simcoe, now a subsidiary of Mach, and Red Willow currently operate the San Juan Basin — Colorado Properties.

In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe for the periods of 2020 through 2022 included revenues only and did not include any true-up for joint interest billing amounts. In addition, in March 2025, Simcoe informed the Trustee that it is in process of performing a true-up for periods from 2020 to 2024. Due to prior adjustments reported by Simcoe and the true-up for joint interest billing and other amounts, the Trust remains in a deficit position with Simcoe as of the year ended December 31, 2025 and no royalty income was received by the Trust from Simcoe for the twelve months ended December 31, 2025.
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
As used in this report, Scout refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe, now a subsidiary of Mach, and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated. Scout, Mach, Red Willow and Hilcorp are each individually referred to herein as “Working Interest Owner” or collectively as the “Working Interest Owners.”
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
(c)   the Trustee can establish cash reserves, place cash reserves in interest bearing accounts or certificates, and borrow funds to pay liabilities of the Trust and can pledge assets of the Trust to secure payment of the borrowings;
(d)   the Trustee will make cash distributions to the unitholders in January, April, July and October each year as discussed more fully in “Note 2 — Basis of Presentation”;
(e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s Royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and
(f)   Scout, Hilcorp and Simcoe, now a subsidiary of Mach will reimburse the Trust for 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.

Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the year ended December 31, 2025, the Trustee was due $475,000 for its services. The Trust paid $433,153 of this amount to the Trustee, and $41,847 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 6.00% annualized return from January 1, 2025 through September 17, 2025, a 5.75% annualized return from September 18, 2025 through October 29, 2025, a 5.5% annualized return from October 30, 2025 through December 10, 2025 and a 5.25% annualized return from December 11, 2025 through December 31, 2025. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the year ended December 31, 2025, the Trustee’s fees were $433,153 and the Working Interest Owners reimbursed a sum of $383,588 to the Trustee, which was the same amount reimbursed for the year ended December 31, 2024.
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
Note 3 — Legal Proceedings
There are no pending legal proceedings to which the Trust is a named party. Based on information provided by Scout, there is a pending case that seeks to increase royalty calculations for wells operated by Scout in Kansas that flow through the Jayhawk plant. Scout is defending against the lawsuit, Cooper-Clark Foundation v. Scout Energy Management, LLC, District Court, Kansas, question certified to the Kansas Supreme Court. In the event of an adverse result in the litigation, there may be a recalculation of prior royalties, and resulting net profits available to the Trust for the time period, as to those wells included in the litigation, which at this time Scout believes to only include three wells in which the Trust owns an interest. Based on current information provided by Scout, Scout does not anticipate any material adverse effect on the Trust.
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

Note 5 — Excess Production Costs
	As of December 31, 2025	As of December 31, 2024
Hugoton Properties	$899,652	$734,035
San Juan Basin – Colorado Properties – Simcoe	12,371	36,622
San Juan Basin – Colorado Properties – Red Willow	26,716	23,181
Total	$938,739	$793,838
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
The Trustee, acting pursuant to the Trust Indenture, may withhold Royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the year ended December 31, 2025 resulted in the balance of the Contingent Reserve being equal to $1,949,017 as of December 31, 2025 and equal to $1,872,026 as of December 31, 2024.
The effect on distributable income per unit of adjustments to the Contingent Reserve for the years ended December 31 is as follows:
	2025	2024
Income available for distribution prior to cash reserves withheld for Trust expenses	$510,906	$534,956
Increase in the Contingent Reserve	(682,738)	(763,366)
Withdrawal from the Contingent Reserve	605,747	621,554
Distributable Income Available for Distribution	$433,915	$393,144
Distributable Income Available for Distribution per unit	$0.2328	$0.2109
Units outstanding	1,863,590	1,863,590
Note 7 — Supplemental Reserve Information (Unaudited)
Estimates of the proved oil and gas reserves attributable to the Hugoton and San Juan Basin Royalty Properties as of December 31, 2025 and December 31, 2024 are based on the reserve report prepared by Miller and Lents, independent petroleum engineering consultants. The estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values for the Trust’s Royalty were estimated by allocating to the Trust a portion of the estimated combined net reserve volumes of the Hugoton Royalty Properties and San Juan Basin Royalty Properties based on future net revenue. Production volumes are allocated based solely on Royalty income. Because the net reserve volumes attributable to the Trust’s Royalty are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Trust’s Royalty will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.
In accordance with revised SEC regulations, reserves for natural gas and oil, condensate and natural gas liquids at December 31, 2025 were based on the average price during the twelvemonth period, determined as an unweighted average of the first-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.
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

ESTIMATED QUANTITIES OF PROVED, PROVED DEVELOPED,
AND PROVED UNDEVELOPED RESERVES
(Unaudited)
	Oil and Condensate	Natural Gas Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2021	12,000	439,000	8,141,000
Revisions to previous estimates	2,786	121,124	296,624
Extensions, discoveries and other additions	—	—	—
Production	(786)	(29,124)	(419,624)
December 31, 2022	14,000	531,000	8,018,000
Revisions to previous estimates	(2,129)	(119,628)	(1,716,517)
Extensions, discoveries and other additions	—	—	—
Production	(871)	(23,372)	(524,483)
December 31, 2023	11,000	388,000	5,777,000
Revisions to previous estimates	(1,703)	(37,644)	(980,460)
Extensions, discoveries and other additions	—	—	—
Production	(297)	(13,336)	(260,540)
December 31, 2024	9,000	337,000	4,536,000
Revisions to previous estimates	(617)	(3,513)	1,521,715
Extensions, discoveries and other additions	—	—	—
Production	(383)	(12,487)	(172,715)
December 31, 2025	8,000	321,000	5,885,000
Proved Developed Reserves:
December 31, 2021	12,000	439,000	8,141,000
December 31, 2022	14,000	531,000	8,018,000
December 31, 2023	11,000	388,000	5,777,000
December 31, 2024	9,000	337,000	4,536,000
December 31, 2025	8,000	321,000	5,885,000

•
The Hugoton Royalty represents approximately 1%, 0% and 0% of the estimated proved natural gas liquids reserves and approximately 1%, 0% and 0% of the estimated proved natural gas reserves as of December 31, 2025, 2024, and 2023 respectively.

•
The December 31, 2025, 2024, 2023, 2022 and 2021 reserve estimates for the Hugoton Royalty Properties were prepared by a third-party reservoir engineering firm.

•
There were no Proved Undeveloped Reserves in any of the years covered by the table.

STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED
OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2025	2024	2023
	(In thousands)
The Trust’s proportionate share of future Gross Proceeds	$36,103	$28,161	$52,010
The Trust’s proportionate share of future operating costs	(9,709)	(6,613)	(9,763)
Future capital costs	(1,751)	(1,493)	(1,729)
Future Royalty income	$24,643	$20,055	$40,518
Discount at 10% per annum	(13,626)	(11,148)	(23,447)
Standardized measure of future Royalty income from proved oil and gas reserves	$11,017	$8,907	$17,071
CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
(Unaudited Estimates)
	As of December 31,
	2025	2024	2023
	(In thousands)
Standardized measure of future Royalty income from proved oil and gas reserves at beginning of year	$8,907	$17,071	$31,126
Revisions of previous estimates	4,347	163	(831)
Net changes in price and production costs	(2,563)	(8,428)	(11,392)
Royalty income	(602)	(649)	(3,280)
Accretion of discount	928	750	1,448
Net changes in standardized measure	$2,110	$(8,164)	$(14,055)
Standardized measure of future Royalty income from proved oil and gas reserves at end of year	$11,017	$8,907	$17,071

•
The Hugoton Royalty represents approximately 1% and 0% of the standardized measure of future Royalty income for 2025 and 2024, respectively.

•
Standardized measure at December 31, 2025 was calculated using natural gas prices of $3.13 per thousands of cubic feet (Mcf) for Hugoton Royalty Properties, $2.97 per Mcf for San Juan Basin — New Mexico Royalty Properties and $0.81 per Mcf for the San Juan Basin — Colorado Royalty Properties, natural gas liquids prices of $20.16 per barrel (“Bbl”) for Hugoton Royalty Properties, $30.16 per Bbl for the San Juan Basin — New Mexico Royalty Properties and oil and condensate prices of $56.18 per Bbl for the San Juan Basin Royalty Properties.

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
Trustee’s Report on Internal Control over Financial Reporting.   The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a15(f) promulgated under the Exchange Act, and on the basis of accounting as described in Note 2 in the Notes to Financial Statements under Item 8 of this Form 10-K. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting (“internal control over financial reporting”) based on the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control — Integrated Framework (2013),” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.
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
Insider Trading Policy
Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust Units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust Units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of The Bank of New York Mellon Corporation, the parent corporation of The Bank of New York Mellon Trust Company, N.A.
Item 11.
Executive Compensation.

Not applicable.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 26, 2026, except as set forth below. The following information has been obtained from public filings with the SEC.
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
The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Trust’s financial statements for the years ended December 31, 2025 and 2024, as well as fees billed for other services rendered by KPMG LLP.
	2025	2024
Audit fees(1)	$525,000	$525,000
Audit-related fees	—	—
Tax fees(2)	144,000	136,236
All other fees	—	—
Total fees	$669,000	$661,236

(1)
Audit fees consist of fees for the audit of the Trust’s financial statements, and reimbursement of expenses related to the audit and quarterly reviews for the years ended December 31, 2025 and 2024. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

(2)
Tax fees consist of fees related to the Trust’s tax information for its unitholders, which includes work performed on the taxes, returns and other items billed during the years ended December 31, 2025 and 2024. The Trust is reimbursed by the Working Interest Owners for approximately 88.56% of all general and administrative expenses incurred.

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
March 30, 2026
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.