Form 10-Q
period 2026-06-30
MESA ROYALTY TRUST/TX
filed 2026-08-14
CIK 313364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2026
☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
As of August 14, 2026 — 1,863,590 Units of Beneficial Interest were outstanding in Mesa Royalty Trust.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
MESA ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Royalty income	$155,031	$220,855	$206,719	$331,817
Other income	—	—	—	(432)
Interest income	17,744	20,446	35,698	40,607
General and administrative expense	(42,184)	(45,484)	(111,226)	(95,177)
Income available for distribution prior to cash reserves withheld for Trust expenses	130,591	195,817	131,191	276,815
Distributable income	$130,591	$195,817	$131,191	$276,815
Distributable income per unit	$0.0701	$0.1051	$0.0704	$0.1485
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and short-term investments	$2,066,701	$2,072,989
Net overriding royalty interest in oil and gas properties	42,498,034	42,498,034
Accumulated amortization	(41,296,173)	(41,284,741)
Total assets	$3,268,562	$3,286,282
LIABILITIES AND TRUST CORPUS
Distributions payable	$120,694	$123,972
Trust corpus (1,863,590 units of beneficial interest authorized, issued and outstanding)	3,147,868	3,162,310
Total liabilities and trust corpus	$3,268,562	$3,286,282
(The accompanying notes are an integral part of these financial statements.)

MESA ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$3,146,413	$3,139,263	$3,162,310	$3,129,874
Distributable income	130,591	195,817	131,191	276,815
Distributions to unitholders	(120,694)	(176,336)	(134,203)	(237,942)
Amortization of net overriding royalty interest	(8,442)	(14,522)	(11,430)	(24,525)
Trust corpus, end of period	$3,147,868	$3,144,222	$3,147,868	$3,144,222
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
Hugoton Royalty Properties.   On November 22, 2019, Riviera Resources, Inc. completed the sale of its interest in its remaining properties located in the Hugoton Basin to Scout Energy Group V, LP (“Scout”). On April 30, 2026, Scout sold their interest in the properties to Jonah Energy LLC into existing joint venture partnerships with Eiger Operating Company (“Eiger”) and Burk Royalty Co (“Burk”). Under terms of the agreement, which is effective as of January 1, 2026, Scout would continue to operate the properties until June 30, 2026. Beginning July 1, 2026 (Q3), Eiger will operate the Hugoton Properties. In this filing on Form 10-Q, we refer to Scout as the operator of the Hugoton Properties for the quarter ended June 30, 2026, and refer to Eiger as the current operator and the operator for future periods.
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
As used in this report, Eiger refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe, now a subsidiary of Mach, and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated. Eiger, Mach, Red Willow and Hilcorp are each individually referred to herein as “Working Interest Owner” or collectively as the “Working Interest Owners.”
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
(e)   the Trust will terminate upon the first to occur of the following events: (i) at such time as the Trust’s royalty income for two successive years is less than $250,000 per year or (ii) a vote by the unitholders in favor of termination. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied; and
(f)   Eiger, Hilcorp, and Simcoe, now a subsidiary of Mach, will reimburse the Trust 59.34%, 27.45% and 1.77%, respectively, for general and administrative expenses of the Trust.
Trustee’s Fees.   Pursuant to the Trust Indenture, the Trust pays the Trustee fees for its services each quarter. The net amount of these reimbursements is included in the general and administrative expenses of the Trust. For the quarter ended June 30, 2026, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 5.25% annualized return from January 1, 2026 through June 30, 2026. However, due to the interest rate environment at the time, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2026, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2025.
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
Note 3 — Legal Proceedings
Currently, except as described below, the Trust is not aware of any material legal proceedings pending to which the Trust is a party or of which any of its property is the subject. Based on information provided by Scout, there is a pending case that seeks to increase royalty calculations for wells operated by Scout in Kansas that flow through the Jayhawk plant. The lawsuit, Cooper-Clark Foundation v. Scout Energy Management, LLC, District Court, Kansas, is pending in federal district court in Kansas, and a question has been certified to the Kansas Supreme Court. In the event of an adverse result in the litigation, there may be a recalculation of prior royalties, and resulting net profits available to the Trust for the applicable periods, as to those wells included in the litigation. Eiger is the Working Interest Owner of these properties effective January 1, 2026. The Trust has not been informed of any material adverse effect on the Trust.
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

Note 5 — Excess Production Costs
	As of June 30, 2026	As of December 31, 2025
Hugoton Properties	$1,200,154	$899,652
San Juan Basin – Colorado Properties – Simcoe	(21,837)	12,371
San Juan Basin – Colorado Properties – Red Willow	26,964	26,716
San Juan Basin – New Mexico Properties – Hilcorp	—	—
Total	$1,205,281	$938,739
Excess production costs result when costs, charges, and expenses attributable to a Royalty Property exceed the revenue received from the sale of oil, gas, and other hydrocarbons produced from such property. The excess production costs are recoverable by the Working Interest Owners before any distribution of royalty income from the properties will be made to the Trust. As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period, the royalty income paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds (as defined in the Conveyance). Excess production costs are reported by the Working Interest Owners for prior production months and may be based upon estimates that are subject to adjustment in future periods. The (21,837) balance currently presented as due to Mesa reflects the calculated balance on the books of Mesa. In July, 2026, San Juan Basin — Colorado Properties — Simcoe, now a subsidiary of Mach, informed the Trustee that it completed a true-up for periods from 2020 to the current reporting period ended June 30, 2026. The result of this true-up is under review and reconciliation with Simcoe, now a subsidiary of Mach. After the reconciliation was completed, Simcoe, now a subsidiary of Mach, has indicated that the result will be a reduction of the net credit deficit with the final amount due to Mesa.
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
The Trustee, acting pursuant to the Trust Indenture, may withhold royalty income for future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”). The Trustee reserves the right to determine whether or not to release cash reserves in future periods with respect to any reimbursement expenses. At any given time, the Contingent Reserve is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the six months ended June 30, 2026 resulted in the balance of the Contingent Reserve being equal to $1,946,006 as of June 30, 2026 and equal to $1,910,899 as of June 30, 2025.

The effect on distributable income per unit of adjustments to the Contingent Reserve is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributable income before reserve for contingent liabilities and expenses	$130,591	$195,817	$131,191	$276,815
Increase in the Contingent Reserve	(172,775)	(241,301)	(242,416)	(371,992)
Withdrawal from the Contingent Reserve	162,878	221,820	245,428	333,119
Distributable income available for distribution	$120,694	$176,336	$134,203	$237,942
Distributable income available for distribution per unit	$0.0648	$0.0946	$0.0720	$0.1277
Units outstanding	1,863,590	1,863,590	1,863,590	1,863,590
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

Pursuant to past conveyances, Eiger (effective as of January 1 2026), Hilcorp, Simcoe, now a subsidiary of Mach and Red Willow are the operators of certain portions of the Hugoton Royalty Properties and San Juan Basin Royalty Properties (each of -Eiger, Hilcorp, Simcoe and Red Willow being a “Working Interest Owner”, and together, the “Working Interest Owners”). As used in this report, Eiger refers to the current operator of the Hugoton Royalty Properties, Hilcorp refers to the current operator of the San Juan Basin — New Mexico Properties, and Simcoe and Red Willow refer to the current co-operators of certain tracts of land included in the San Juan Basin — Colorado Properties, unless otherwise indicated.

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
The following summary illustrates the net effect of the components of the actual royalty computation for the periods indicated.
	Three Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$664,073	$71,406	$14,684	$663,787	$216,254	$21,038
Less the Trust’s proportionate share of:
Capital costs recovered	(47,053)	(15,017)	(1,861)	(23,362)	(7,914)	(1,391)
Operating costs	(56,064)	(602,858)	(8,194)	(521,755)	(152,000)	(10,685)
Net Proceeds(2)	$560,956	$(546,469)	$4,629	$118,670	$56,340	$8,962
Royalty income(2)	$116,280	$34,122	$4,629	$147,101	$64,792	$8,962
Average sales price	$2.96	$13.75	$63.42	$2.99	$14.81	$63.20
Average production costs(3)	$2.62	$248.89	$137.74	$11.07	$36.54	$85.17
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	39,345	2,482	73	49,225	4,376	142

	Six Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
The Trust’s proportionate share of Gross Proceeds(1)(5)	$1,432,745	$331,426	$32,864	$1,160,349	$506,583	$32,722
Less the Trust’s proportionate share of:
Capital costs recovered	(175,838)	(57,721)	(7,655)	(35,527)	(19,809)	(2,157)
Operating costs	(737,510)	(861,182)	(18,908)	(1,018,982)	(413,241)	(18,112)
Net Proceeds(2)	$519,397	$(587,477)	$6,301	$105,840	$73,533	$12,453
Royalty income(2)	$152,524	$47,830	$6,365	$202,004	$117,360	$12,453
Average sales price	$2.78	$14.47	$57.62	$2.18	$18.23	$62.40
Average production costs(3)	$16.65	$278.00	$240.44	$11.37	$67.28	$101.57
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Net production volumes attributable to the Royalty paid(4)	54,868	3,305	110	92,723	6,436	200

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

Three Months Ended June 30, 2026 and 2025
Financial Review
	Three Months Ended June 30,
	2026	2025
Royalty income	$155,031	$220,855
Interest income	17,744	20,446
General and administrative expense	(42,184)	(45,484)
Income available for distribution prior to cash reserves withheld for Trust expenses	130,591	195,817
Distributable income	$130,591	$195,817
Distributable income per unit	$0.0701	$0.1051
Units outstanding	1,863,590	1,863,590
Royalty and Interest Income.   The Trust’s royalty income was $155,031 for the quarter ended June 30, 2026, as compared to $220,855 for the quarter ended June 30, 2025. All of the royalty income received in the quarters ended June 30, 2026 and 2025 was from Hilcorp. The decrease in royalty income was primarily a result of decreases in pricing reported for natural gas and natural gas liquids, a decrease in net production for natural gas, natural gas liquids and oil and condensate, increases in operating expenses for natural gas and natural gas liquids, and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate, offset in part by an increase in pricing reported for oil and condensate and a decrease in operating expenditures for oil and condensate for Hilcorp in the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025.
Interest Income.   The Trust’s interest income for the quarters ended June 30, 2026 and 2025 was $17,744 and $20,446, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 5.25% annualized return from January 1, 2026 through June 30, 2026.
General and Administrative Expense.   General and administrative expense was $42,184 and $45,484 for the three months ended June 30, 2026 and 2025, respectively. The Trustee’s fees are included in general and administrative expense.
For the quarter ended June 30, 2026, the Trustee was due $118,750 for its services. The Trust paid $108,288 of this amount to the Trustee, and $10,462 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 5.25% annualized return from January 1, 2026 through June 30, 2026. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.
Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the quarter ended June 30, 2026, the Trustee’s fees were $108,288 and the Working Interest Owners reimbursed a sum of $95,897 to the Trustee, which was the same amount reimbursed for the quarter ended June 30, 2025. As of June 30, 2026 and 2025, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the three months ended June 30, 2026 and 2025 resulted in the balance of the Contingent Reserve being equal to $1,946,006 as of June 30, 2026 and equal to $1,910,899 as of June 30, 2025. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the quarter ended June 30, 2026 was $120,694, representing $0.0648 per unit, as compared to $176,336, representing $0.0946 per unit, for the quarter ended June 30, 2025. Based on 1,863,590 units outstanding for the quarters ended June 30, 2026 and 2025, respectively, the per unit distributions for each month in such periods were as follows:
	2026	2025
April	$0.0403	$0.0250
May	0.0245	0.0318
June	0.0000	0.0378
	$0.0648	$0.0946
Operational Review
Global Oil and Gas Market Impact in 2026
Ongoing uncertainty across the global economy, including effects of the U.S. government shutdown, OPEC+ production plans, domestic economic growth, and changes in Chinese economic growth create volatility that continues to affect the oil and gas industry and market prices. Oil prices have been impacted by certain actions such as by OPEC+, uneven global supply and demand trends, tariffs and trade policy, sanctions, Russia’s invasion into Ukraine and hostilities and heightened geopolitical risks in the Middle East, including the closures of the Strait of Hormuz and other transit routes and recent hostilities in the Middle East region, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather events, and geopolitical issues, among other factors. If commodity prices for crude oil and natural gas fall or remain volatile, monthly distributions to unitholders could be substantially reduced or there may be no distributions in future periods. Inflationary pressures in the United States’ economy, trade related actions, high interest rates and global supply and transportation disruptions as well as global security concerns, continue to affect the cost of labor and supplies and increase expenses incurred by the working interest owners. In addition, changes in economic conditions, including effects of relatively high interest rates and lower global economic activity, could result in additional shifts in demand and supply for future periods. High levels of inflation and interest rates, uncertainty regarding tariffs and trade policy, and shipping and supply chain disruptions are expected to increase expenses for Working Interest Owners and are expected to have an adverse impact on royalty income during 2026. While increases in oil and gas prices may temporarily enhance royalty income and distributions, these benefits remain subject to ongoing risks from global economic and political volatility.
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the royalty income of the Trust during the second quarter of 2026 and the second quarter of 2025.
	Three Months Ended June 30,
	2026	2025
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$359,654	$415,847
Capital expenditures attributable to Hugoton Royalty Properties	$—	$859
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 in both the second quarter of 2026 and in the second quarter of 2025. The lack of royalty income was primarily a result of actual expenses being greater than actual revenues for the three months ended June 30, 2026 and 2025, as reported by Scout.
Operating Costs and Capital Expenditures.   Operating costs were $359,654 in the second quarter of 2026, as compared to $415,847 in the second quarter of 2025, a decrease of approximately 14%. According to Scout, this decrease was attributable to normal fluctuations in operating costs, which can vary due to factors such as fuel usage, compressor fuel, salaries and other routine operating expenses in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Capital expenditures attributable to the Hugoton Royalty Properties were $0 in the second quarter of 2026, as compared to $859 in the second quarter of 2025.

	Three Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$3.91	$(7.76)	$—	$4.72	21.30	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	70,486	6,130	—	60,655	4,669	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
Average Sales Price.   Average sales prices per thousand cubic feet (“Mcf”) of natural gas and barrel (“Bbl”) for natural gas liquids for the Hugoton Royalty Properties are directly dependent on the prices Scout realizes for natural gas sold under short-term and multi-month contracts to multiple purchasers. Overall sales prices reported for natural gas from Hugoton Royalty Properties were lower for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Average sales price for natural gas liquids reported were negative due to a credit in gross proceeds for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
San Juan Basin Royalty Properties
Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis depending upon whether the property is located in Colorado or New Mexico. A majority of the royalty income from the San Juan Basin Royalty Properties is attributable to the San Juan Basin — New Mexico Properties.
San Juan Basin — Colorado Properties
	Three Months Ended June 30,
	2026	2025
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$22,028	$40,430
Royalty Income.   Royalty income attributable to the San Juan Basin — Colorado Royalty Properties was $0 in both the second quarter of 2026 and in the second quarter of 2025. The lack of royalty income for the three months ended June 30, 2026 was primarily a result of prior period adjustments related to joint interest billing amounts, reported by Simcoe in 2023, that were recovered by Simcoe by withholding the Net Proceeds that would otherwise be payable to the Trust in the quarter ended June 30, 2026. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe for the periods of 2020 through 2022 included revenues only and did not include any true-up for joint interest billing amounts. In addition, in March 2025, Simcoe informed the Trustee that it was in process of performing a true-up for periods from 2020 to 2024. On September 16, 2025, Mach completed the purchase of all membership interests of Simcoe, which included the interest in the San Juan Basin — Colorado Properties. In July, 2026,

Simcoe, now a subsidiary of Mach, informed the Trustee that it completed a true-up for periods from 2020 to the current reporting period ended June 30, 2026. The result of this true-up is under review and reconciliation with Simcoe. Due to prior adjustments reported by Simcoe and the true-up for joint interest billing and other amounts, the amounts of Net Proceeds reported during the six months ended June 30, 2026 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs and Capital Expenditures.   Operating costs on these properties were $22,028 in the second quarter of 2026, as compared to $40,430 in the second quarter of 2025. Capital expenditures attributable to the San Juan Basin — Colorado Properties were $0 in both the second quarter of 2026 and $0 in the second quarter of 2025.
	Three Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.36	$0.37	$—	$0.73	$—	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	48,939	1,283	—	47,173	—	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Three Months Ended June 30,
	2026	2025
Royalty income attributable to San Juan Basin – New Mexico Properties	$155,031	$220,855
Operating costs attributable to San Juan Basin – New Mexico Properties	$285,434	$228,163
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$63,931	$31,808
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $155,031 during the second quarter of 2026, as compared to royalty income of $220,855 during the second quarter of 2025, a decrease of approximately 30%. The decrease in royalty income was primarily a result of decreases in pricing reported for natural gas and natural gas liquids, a decrease in net production for natural gas, natural gas liquids and oil and condensate, increases in operating expenses for natural gas and natural gas liquids, and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate, offset in part by an increase in pricing reported for oil and condensate and a decrease in operating expenses for oil and condensate in the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025.
Operating Costs and Capital Expenditures.   Operating costs were $285,434 in the second quarter of 2026, an increase of approximately 25%, as compared to $228,163 in the second quarter of 2025. This increase is due to a lower severance tax credit and higher lease operating expenses for labor, overhead and rentals in the second quarter of 2026 as compared to the second quarter of 2025. Capital expenditures on these properties were $63,931 in the second quarter of 2026, as compared to $31,808 in the second quarter of 2025, an increase of $32,123. This increase is due to a prior-period joint venture true-up adjustment and new well drilling activity on two new wells in Q2, with a third well expected to be drilled before year-end.
	Three Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.96	$13.75	$63.42	$2.99	$14.81	$63.20
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	125,614	8,620	232	114,770	7,890	333
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	39,345	2,482	73	49,225	4,376	142
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

Six Months Ended June 30, 2026 and 2025
Financial Review
	Six Months Ended June 30,
	2026	2025
Royalty income	$206,719	$331,817
Other income	—	(432)
Interest income	35,698	40,607
General and administrative expense	(111,226)	(95,177)
Income available for distribution prior to cash reserves withheld for Trust expenses	131,191	276,815
Distributable income	$131,191	$276,815
Distributable income per unit	$0.0704	$0.1485
Units outstanding	1,863,590	1,863,590
Royalty and Other Income.   The Trust’s Royalty and other income was $206,719 for the six months ended June 30, 2026, as compared to $331,385 for the six months ended June 30, 2025. All of the Royalty income received in the six months ended June 30, 2026 and 2025 was from Hilcorp. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas liquids and oil and condensate, decreases in net production for natural gas, natural gas liquids and oil and condensate, and increases in operating expense for natural gas and oil and condensate, and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate for Hilcorp, offset in part by increases in price reported for natural gas, and decreases in operating expense for natural gas liquids for Hilcorp, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Interest Income.   The Trust’s interest income for the six months ended June 30, 2026 and 2025 was $35,698 and $40,607, respectively. In accordance with the Trust Indenture and as explained below, interest on cash on hand was paid at a rate equivalent to a 5.25% annualized return from January 1, 2026 through June 30, 2026.
General and Administrative Expense.   General and administrative expense was $111,226 and $95,177 for the six months ended June 30, 2026 and 2025, respectively. The Trustee’s fees are included in general and administrative expense.
For the six months ended June 30, 2026, the Trustee was due $237,500 for its services. The Trust paid $216,576 of this amount to the Trustee, and $20,924 was allocated to offset against interest due to the Trust under the Trust Indenture. The Trust Indenture requires that cash being held by the Trustee earn interest at 1.5% below the prime rate, which would have yielded the Trust a 5.25% annualized return from January 1, 2026 through June 30, 2026. However, due to the current interest rate environment, the Trustee was unable to obtain an account in which such an interest rate was available. In the event such an interest rate is unavailable in the future, the Trustee intends to allocate certain of its fees due to the Trust to meet the minimum interest rate payable under the Trust Indenture. In future periods, the Trustee will continue to allocate a portion of the fees earned for its services to the Trust until all remaining interest due to the Trust is fully offset.

Unreimbursed Expenses and the Contingent Reserve.   The Working Interest Owners partially reimburse the Trust each quarter for amounts paid in connection with the Trustee’s services. For the six months ended June 30, 2026, the Trustee’s fees were $216,576 and the Working Interest Owners reimbursed a sum of $191,794 to the Trustee, which was the same amount reimbursed for the six months ended June 30, 2025. As of each of the six-month periods ended June 30, 2026 and 2025, there were $0 and $0, respectively, of unreimbursed expenses.
The terms of the Trust Indenture provide, among other things, that the Trustee may establish cash reserves and borrow funds to pay liabilities of the Trust, and may pledge assets of the Trust to secure payment of the borrowings in accordance with the Trust Indenture. At any given time, the amount reserved for such future unknown contingent liabilities and expenses (such cumulative withholding being the “Contingent Reserve”) is included in cash and short-term investments. The Trustee utilizes the Contingent Reserve in its discretion in accordance with the Conveyance, and adjusts the balance of the Contingent Reserve as necessary when funds are added or removed. The net effects of such adjustments for the six months ended June 30, 2026 and 2025 resulted in the balance of the Contingent Reserve being equal to $1,946,006 as of June 30, 2026 and equal to $1,910,899 as of June 30, 2025. The Trustee intends to increase the Contingent Reserve to a total of $2.0 million.
Distributable Income Available for Distribution.   The portion of the Trust’s distributable income available for distribution each period includes the Royalty income received from the Working Interest Owners during such period, plus interest income earned to the date of distribution (if any) and increases or withdrawals from the Contingent Reserve (if any). Distributable income available for distribution for the six months ended June 30, 2026 was $134,203, representing $0.0720 per unit, as compared to $237,942, representing $0.1277per unit, for the six months ended June 30, 2025.
Operational Review
Hugoton Royalty Properties
Natural gas and natural gas liquids production attributable to the Hugoton Royalty Properties accounted for none of the Royalty income of the Trust during the six months ended June 30, 2026.
	Six Months Ended June 30,
	2026	2025
Royalty income attributable to Hugoton Royalty Properties	$—	$—
Operating costs attributable to Hugoton Royalty Properties	$962,202	$903,249
Capital expenditures attributable to Hugoton Royalty Properties	$—	$427
Royalty Income.   Royalty income attributable to the Hugoton Royalty Properties was $0 for the six months ended June 30, 2026 and for the six months ended June 30, 2025. The lack of Royalty income was primarily a result of actual expenses being greater than actual revenues for the six months ended June 30, 2026, as reported by Scout.
Operating Costs and Capital Expenditures.   Operating costs were $962,202 in the six months ended June 30, 2026, as compared to $903,249 in the six months ended June 30, 2025. Capital expenditures attributable to the Hugoton Royalty Properties were $0 during the six months ended June 30, 2026, as compared to $427 during the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$4.18	$6.59	$—	$4.13	$20.77	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for Hugoton Royalty Properties	139,545	11,879	—	135,773	9,908	—
Net production volumes attributable to the Royalty paid for Hugoton Royalty Properties	—	—	—	—	—	—
San Juan Basin Royalty Properties
San Juan Basin — Colorado Properties
	Six Months Ended June 30,
	2026	2025
Royalty income attributable to San Juan Basin – Colorado Properties	$—	$—
Operating costs attributable to San Juan Basin – Colorado Properties	$40,662	$69,656
Royalty Income.   Royalty income from the San Juan Basin — Colorado Royalty Properties was $0 for the six months ended June 30, 2026, as compared to $0 during the same period in 2025. The lack of Royalty income for the six months ended June 30, 2026 was primarily a result of actual expenses being greater than actual revenues. In March 2023, Simcoe informed the Trustee that Simcoe performed a true-up of its production for the periods of 2020 through 2022, and a true-up report was received by the Trustee. Net Proceeds from the San Juan Basin — Colorado Properties operated by Simcoe were received by the Trust, indicating that the Trust was no longer in a deficit position with Simcoe at that time. In June 2023, Simcoe informed the Trustee that the true-up previously performed by Simcoe for the periods of 2020 through 2022 included revenues only and did not include any true-up for joint interest billing amounts. In addition, in March 2025, Simcoe informed the Trustee that it was in process of performing a true-up for periods from 2020 to 2024. On September 16, 2025, Mach completed the purchase of all membership interests of Simcoe, which included the interest in the San Juan Basin — Colorado Properties. In July, 2026, Simcoe, now a subsidiary of MACH, informed the Trustee that it completed a true-up for periods from 2020 to the current reporting period ended June 30, 2026. The result of this true-up is under review and reconciliation with Simcoe. Due to prior adjustments reported by Simcoe and the true-up for joint interest billing and other amounts, the amounts of Net Proceeds reported during the six months ended June 30, 2026 for the San Juan Basin — Colorado Properties operated by Simcoe may not be representative of Net Proceeds that will be received in future quarters.
Operating Costs.   Operating costs as reported by Simcoe and Red Willow on these properties were $40,662 during the six months ended June 30, 2026, as compared to $69,656 during the six months ended June 30, 2025, a decrease of approximately 41%. As reported by Simcoe, the decrease was due primarily to the decrease in workover costs and decreases in labor and field costs due to staffing changes after the acquisition, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
	Six Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price(1)	$0.73	$0.38	$—	$0.65	$0.75	$—
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)

Actual production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	100,821	1,856	—	101,541	898	—
Net production volumes attributable to the Royalty paid for San Juan Basin – Colorado Properties	—	—	—	—	—	—

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

San Juan Basin — New Mexico Properties
	Six Months Ended June 30,
	2026	2025
Royalty income attributable to San Juan Basin – New Mexico Properties	$206,719	$331,818
Operating costs attributable to San Juan Basin – New Mexico Properties	$614,737	$477,430
Capital expenditures attributable to San Juan Basin – New Mexico Properties	$241,214	$57,066
Royalty Income.   Royalty income from the San Juan Basin — New Mexico Properties was $206,719 for the six months ended June 30, 2026, as compared to $331,818 during the same period in 2025, a decrease of approximately 38%. The decrease in Royalty income was primarily a result of decreases in pricing for natural gas liquids and oil and condensate, decreases in net production for natural gas, natural gas liquids and oil and condensate, increases in operating expense for natural gas and oil and condensate, and increases in capital expenditures for natural gas, natural gas liquids and oil and condensate, offset in part by increases in pricing reported for natural gas, and decreases in operating expenses for natural gas liquids, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Operating Costs and Capital Expenditures.   Operating costs were $614,737 during the six months ended June 30, 2026, an increase of approximately 29% as compared to $477,430 during the six months ended June 30, 2025. This increase is due to higher severance taxes that were partly a prior-year true-up, and higher lease operating expenses driven mainly by an environmental settlement and increases in labor, overhead and rentals. Capital expenditures on these properties were $241,214 during the six months ended June 30, 2026, an increase of $184,148 as compared to $57,066 during the six months ended June 30, 2025. The increase was primarily due to a joint venture true-up adjustment, with the remainder driven by new well drilling activity on two new wells in Q2, with a third well expected to be drilled before the year end.
	Six Months Ended June 30,
	2026			2025
	Natural Gas	Natural Gas Liquids	Oil and Condensate	Natural Gas	Natural Gas Liquids	Oil and Condensate
Average sales price	$2.78	$14.47	$57.62	$2.18	$18.23	$62.40
	(Mcf)	(Bbls)	(Bbls)	(Mcf)	(Bbls)	(Bbls)
Actual production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	278,926	17,449	570	244,873	16,459	524
Net production volumes attributable to the Royalty paid for San Juan Basin – New Mexico Properties	54,868	3,305	110	92,723	6,436	200
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

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings.
Currently, except as described below, the Trust is not aware of any material legal proceedings pending to which the Trust is a party or of which any of its property is the subject. Based on information provided by Scout, with respect to the Hugoton Properties, there is a pending case that seeks to increase royalty calculations for wells operated by Scout in Kansas that flow through the Jayhawk plant. The lawsuit, Cooper-Clark Foundation v. Scout Energy Management, LLC, District Court, Kansas, is pending in federal district court in Kansas, and a question has been certified to the Kansas Supreme Court. In the event of an adverse result in the litigation, there may be a recalculation of prior royalties, and resulting net profits available to the Trust for the applicable periods, as to those wells included in the litigation. Eiger is the Working Interest Owner of these properties effective January 1, 2026. The Trust has not been informed of any material adverse effect on the Trust.
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
Item 1A.   Risk Factors.
For a discussion of the Trust’s potential risks and uncertainties, please see “Risk Factors” in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. During the quarter ended June 30, 2026, there was no material change in such risk factors.
Item 5.   Other information.
Rule 10b5-1 Trading Plans.   During the three months ended June 30, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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
August 14, 2026
The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.